Form 10-K
period 1995-12-31
MATRIA HEALTHCARE INC
filed 1996-04-01
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

 X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ---   Act of 1934 (Fee Required) For the fiscal year ended December 31, 1995,
                                       or
      Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ---   Exchange Act of 1934 (No Fee Required) For the transition period from
              ________________________ to _______________________

                          COMMISSION FILE NO. 0-20619
                                              -------
                            MATRIA HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       58-2205984
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

           1850 Parkway Place                                30067
            Marietta, Georgia                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (770) 423-4500

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                        Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:
                              Yes  X       No
                                  ---         ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 11, 1996, there were 34,662,602 shares of Common Stock outstanding, and the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $ 297,451,046 based upon the closing sale price of such stock on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement/Prospectus from Registration Statement No. 333-00781 on Form S-4 filed February 7, 1996 and Registrant's Form 8-K/A, dated March 29, 1996, are incorporated by reference into Parts I, III, and IV.

                            MATRIA HEALTHCARE, INC.

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I........................................................................................................
                 Item 1. Business.............................................................................   3
                 Item 2. Properties...........................................................................  10
                 Item 3. Legal Proceedings....................................................................  11
                 Item 4. Submission of Matters to a Vote of Security Holders..................................  11

PART II.......................................................................................................
                 Item 5.  Market for the Company's Common Equity
                           and Related Stockholder Matters....................................................  12
                 Item 6.  Selected Financial Data.............................................................  13
                 Item 7.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......................................  14
                 Item 8.  Financial Statements and Supplementary Data.........................................  20
                 Item 9.  Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.............................................  20

PART III......................................................................................................
                 Item 10. Directors and Executive Officers ...................................................  21
                 Item 11. Executive Compensation .............................................................  21
                 Item 12. Security Ownership of Certain Beneficial
                           Owners and Management..............................................................  21
                 Item 13. Certain Relationships and Related Transactions......................................  21

PART IV.......................................................................................................
                 Item 14. Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K............................................................  22

SIGNATURES....................................................................................................  27


                                    PART I.

ITEM 1.         BUSINESS.

        INTRODUCTION. Matria Healthcare, Inc., a Delaware corporation ("Matria" or the "Company"), was incorporated on October 4, 1995 for the purpose of the merger (the "Merger") of Tokos Medical Corporation (Delaware), a Delaware corporation ("Tokos"), and Healthdyne, Inc., a Georgia corporation ("Healthdyne"), with and into Matria. The effective date of the Merger was March 8, 1996. Prior to the Merger, Matria had no material assets or liabilities and its then outstanding shares of common stock, par value $0.01 per share ("Matria Common Stock"), were held exclusively by Tokos and Healthdyne. As a result of the Merger, the operations and assets of Tokos and Healthdyne were consolidated into Matria, and each share of common stock of Tokos and Healthdyne outstanding on the effective date of the Merger was exchanged for one share of Matria Common Stock.

        Matria is a leading provider of specialized obstetrical home healthcare services which assist physicians in the management of high risk pregnancies. In addition, Matria provides home healthcare services for the management of other complicated obstetrical and gynecological conditions, such as pregnancy induced hypertension. Matria's services are designed to achieve improved medical outcomes at significant cost savings through the reduction of patient hospitalization. Services offered by Matria include screening to assist in the identification of women who may be at risk of complications during pregnancy; maternal risk assessment and prenatal education for asymptomatic patients; daily management and education of high risk patients; administration and supervision of a range of home infusion therapies for obstetrical and gynecological conditions; and specialty obstetrical and gynecological nursing.

        As the successor to Tokos, Matria has the exclusive marketing rights in the United States and Canada to a proprietary immunoassay for fetal fibronectin developed and patented by Adeza Biomedical Corporation, a California corporation ("Adeza"), and approved by the United States Food and Drug Administration ("FDA") as a reliable marker for preterm delivery in symptomatic patients.

        SERVICES. The Company offers a comprehensive range of specialized home healthcare and risk assessment services designed to assist physicians in managing high risk pregnancies and numerous other obstetrical and gynecological conditions more cost effectively. Substantially all of the Company's revenues are derived from these services.

        High Risk Pregnancy Management. The Company offers multiple levels of high risk pregnancy management services to assist physicians in the early detection of preterm labor and the management of complicated pregnancies. These levels are designed to meet various patient acuity levels and range from low intensity surveillance to comprehensive obstetrical home care. Each level includes one or more of the following: the identification of women who may be at risk for complications during pregnancy; the development of a program of care for each patient; the education of the patient as to symptoms associated with preterm labor; skilled perinatal nursing assessments of the patient's condition; and the use of perinatal nurses and pharmacists specializing in obstetrics to administer and manage various therapies.

        A physician who chooses to utilize the Company's preterm labor management services will prescribe the level of service offered by the Company that the physician believes is appropriate for the patient's acuity level. The patient is assigned to a perinatal nurse located in one of the Company's patient service centers. This nurse is generally the patient's primary contact for the duration of her treatment plan which typically lasts four to seven weeks depending on the level of service prescribed and the time period until delivery. At the time of the assignment, the nurse contacts the patient to discuss the physician's treatment plan and instruct her in the use of any device if one has been prescribed by her physician. The nurse will educate the patient with regard to symptoms associated with preterm labor, the methods to detect such symptoms, and proper methods of care to minimize complications during pregnancy. The nurse contacts the patient on an as needed or daily basis depending on the program prescribed to assess her condition, including any symptoms of preterm labor, to provide emotional support and counseling, and to encourage compliance with the physician's treatment plans. Through the daily contact with the patient and the frequent assessment of symptoms associated with preterm labor, the Matria nurse obtains information that assists the prescribing physician in the early detection and treatment of preterm labor.

        Physicians may also prescribe labor inhibiting drugs known as tocolytics for patients that are symptomatic and in need of some form of intervention. The Company provides supervision including pharmaceutical support, and administration of this therapy regime to patients as an alternative to hospitalization. Frequently, this therapy involves delivery of the drugs by micro infusion pump. The Company monitors the patient's reactions to the therapy on an on-going basis. Nurses report any change in patient status to the patient's physician, as well as provide the physician with periodic reports during the course of the therapy.

        Other Obstetrical and Gynecological Services. The Company provides a comprehensive range of skilled nursing, infusion therapy and patient management services on a home care basis for a variety of obstetrical and gynecological conditions, including pregnancy induced hypertension and gestational diabetes. Such conditions may be treated with on- going nursing assessment and focused education at various levels of frequency and intensity, other patient management and diagnostic services, and blood and urine testing.

        Maternal Risk Assessment and Prenatal Education Services. The Company, through its comprehensive MaternaLinkTM Program, offers a comprehensive risk assessment and patient education program designed to reduce maternity related costs by providing expectant mothers with focused education and psychological support and identifying pregnancies that may be high risk. The Company sells the program to employers, managed care organizations, health plans and other third-party payors or administrators who make it available to their respective employees, insureds or members who are pregnant. Through interviews with the expectant mother, the Company collects data about the woman, her family/medical history and other circumstances that might affect her pregnancy. Based on this information, the nurse provides the woman with education regarding her specific risks, if any, and recommends appropriate behavior modifications that may facilitate a healthy outcome. Relevant information collected by the Company is summarized in reports and provided to the participant's healthcare provider and case manager. Results of program utilization and effect are summarized for the client in periodic reports. Both Tokos and Healthdyne, working in conjunction with HMO's and other managed care organizations, reported improved patient outcomes and documented cost savings prior to the Merger from their respective BabyLinks(R) and BabySteps(R) Programs which serve as the foundation for MaternaLinkTM.

        Other Managed Care Services. The Company is developing service offerings designed to meet the needs of managed care organizations and provider networks who render care for such organizations. Managed care organizations have grown substantially in terms of the percentage of the population that is covered by such plans, and in terms of their influence over decisions regarding the utilization of healthcare services. The Company is developing managed care services that support patients throughout the entire maternal-newborn episode of care. It also offers data and outcome analysis and other consulting services to assist managed care organizations to better understand how their resources are allocated and where savings can be realized.

        PATIENT CARE INFORMATION SYSTEMS. Due to the acute nature of high risk pregnancies, physicians, pharmacists and perinatal nurses must have prompt access to a patient's medical history, current clinical status and treatment plan. Tokos and Healthdyne, Matria's predecessor companies, made substantial investments in the development of information systems to support healthcare professionals in detecting obstetrical complications, as well as in developing and implementing individualized treatment plans for their patients. In addition, they created systems to track patient outcomes and summarize data regarding patient care. Matria intends to integrate and enhance these systems.

        In addition to monitoring devices to access the patient's daily condition, Matria has a data information system designed to assist managed care organizations and physician groups in tracking outcomes and summarize data regarding maternity-related care. This system consists of proprietary software and processes that collect information about maternity related access, care, utilization and satisfaction. Methodologies for analyzing data and presenting information include the use of varied collection data tools, implementation of a relational data base design and customization of reports to meet client requirements.

        SERVICE LOCATIONS. As of the effective date of the Merger, Tokos and Healthdyne had approximately 83 service centers throughout the United States and a number of additional sites of service. Matria is presently in the process of consolidating a number of the centers in order to avoid duplication in a given geographic area and to benefit form the synergies created through the Merger. Matria expects to reduce the number of service centers to approximately 37 plus a number of additional sites of service during the year and to add new centers only on an as needed basis. All of the patient service centers operate in accordance with policies, procedures and objectives established by Matria.

        JCAHO Accreditation. Both Tokos and Healthdyne sought to have their service centers accredited by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO") and had substantially completed the process at the time of the Merger. Matria intends to continue the procedure and is currently in the process of requesting either the transfer of the existing accreditation or the reaccreditation of the centers in Matria's name. Matria hopes to have the process substantially completed by year end.

        MARKETING AND SALES. Matria markets its services through a dedicated direct sales force to physicians, other healthcare providers, management service organizations and third-party payors. Matria also maintains a group of clinical support specialists and a dedicated team of managed care account managers to support and assist the direct sales force in these efforts. In its patient services business, Matria stresses the clinical experience of its personnel, the quality of its clinical services, and the cost and clinically effective nature of its therapies when compared to hospitalization.

        Matria has a number of contractual and other arrangements with medical professionals, institutions and third- party payors. These arrangements include agreements with prepaid health plans under which Matria provides services to members of the organization at discounted prices, and agreements with medical professionals and institutions under which Matria provides certain services, including reimbursement management and billing and collection services.

        REIMBURSEMENT. A significant portion of the Company's revenues are affected directly by the reimbursement policies of third-party payors, such as private insurance programs and state Medicaid programs. Matria attempts to focus its marketing efforts on developing private pay accounts. In general, these accounts pay at a higher rate than government payment programs. Changes in the funding available from either third party or government payors or in their reimbursement policies could have an adverse impact on the Company's business.

        Private insurance companies, including HMO's, are the primary source of reimbursement for Matria, which assumed a substantial number of formal and informal contractual relationships previously held by Tokos and Healthdyne with these entities. During 1995, government payors accounted for approximately 6% of Healthdyne's and 5% of Tokos' revenues. Reimbursement for uterine activity monitoring is presently available from approximately one-half of the 50 state Medicaid programs.

        Matria assists its patients in obtaining reimbursement from their insurance companies or other third-party payors. Generally, Matria contacts the patient's insurance company or other third-party payors before the commencement of services in order to determine the patient's coverage and the percentage of charges that the payor will reimburse. Matria's reimbursement specialists then evaluate the patient's insurance to determine the proper procedures for submissions of reimbursable claims. Matria typically obtains an assignment of benefits from the patient that enables Matria to file claims for its services with the third-party payor. In most cases, third-party payors pay Matria directly for the reimbursable portions of its charges.

        REGULATION. Participants in the healthcare industry, including providers of services such as those offered by Matria, are subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations and the addition of facilities and services, and there can be no assurance that future regulatory changes will not have a material adverse effect on the results of operations or financial condition of the Company. As a provider of services to patients under various government programs, including certain state Medicaid programs, Matria is subject to the federal fraud and abuse laws. These laws prohibit any bribe, kickback, rebate, or payment of other remuneration of any sort in return for the referral of Medicare or Medicaid patients, and the submission of false claims. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.

        The broad language of the anti-kickback provisions of the fraud and abuse laws has been interpreted by certain courts and governmental enforcement agencies in a manner which could impose liability on healthcare providers for engaging in a wide variety of business transactions. Limited "safe harbor" regulations exempt certain practices from enforcement action under the prohibitions. However, these safe harbors are only available to transactions which fall entirely within the narrowly defined guidelines.

        Recently, the federal government implemented a policy to increase significantly the resources allocated to enforce the fraud and abuse laws. The Office of the Inspector General, in cooperation with other federal agencies, has announced its intention to scrutinize the activities of home health agencies, durable medical equipment suppliers and skilled nursing facilities in California, Florida, Illinois, New York and Texas, states in which Matria has significant operations. Private insurers and various state enforcement agencies also have increased their scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices. Matria maintains an internal regulatory compliance review program and from time to time retains special counsel to provide advice on compliance with such laws and regulations. However, no assurance can be given that the practices of Matria, if reviewed, would be found to be in compliance with such laws, as such laws ultimately may be interpreted.

        In 1993, Congress enacted the so-called "Stark Law," which imposes civil penalties and exclusions for referrals by physicians to certain entities with which they have a financial relationship (subject to specified exceptions). In addition, several states in which Matria operates have laws that prohibit certain direct or indirect payments or fee- splitting arrangements between healthcare providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Other states have enacted or are considering legislation that either prohibits "physician self-referral" arrangements or requires physicians to disclose any financial interest they may have with a healthcare provider that such physicians recommend to their patient. Possible sanctions for a violation of these restrictions include loss of licensure and civil and criminal penalties. Such statutes and proposed legislation vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Strict enforcement of these regulations is likely. Matria has certain financial relationships with physicians who may refer, or be in a position to refer, patients for services. Although Matria believes that these financial relationships meet applicable exceptions permitting referrals by such physicians, if the laws are subsequently interpreted to prohibit these relationships, Matria may be required to further modify these arrangements or to discontinue accepting referrals from such physicians.

        The federal budget reconciliation legislation, which was vetoed by the President, would have established new fraud and abuse sanctions and penalties but would have made the Stark prohibitions on physician self-referrals less restrictive in certain respects. It is not clear whether similar legislation will become law, or if enacted, what impact such legislation would have on the services that are offered by Matria, but the elimination of certain self-referral restrictions could create additional competitive pressures on the operations of providers of home healthcare, including Matria.

        Matria's obstetrical management services utilizing its home uterine activity monitors account for a substantial portion of its revenues. These monitors are classified as medical devices under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and are subject to regulation by the FDA. Currently, Matria is the only home obstetrical care service provider with uterine activity monitoring devices - Genesis(R), System 37(R) and CareFoneTM - that have been approved by the FDA for use, in conjunction with standard high risk care, for the daily at-home measurement of uterine activities in preterm pregnancies for women with a previous pre-term delivery. In addition, the Term Guard I(R) and Term Guard II(R) devices obtained by Matria from Tokos are cleared by the FDA for use on obtaining uterine activity data associated with the onset of full term labor outside the hospital setting. As a part of the practice of medicine, physicians may and do prescribe the devices for indications for which the devices are not labeled, such as for use in detecting preterm labor in general. As a result, any actions by the FDA which limit the use of such devices or otherwise require Matria to change its business practices regarding the use of such devices could have a material adverse effect on the results of operations or financial condition of Matria.


        In addition, some of the services that Matria offers involve the provision of drugs that are regulated by the FDA under the FDC Act. While these drugs are labeled for specific indications and cannot be promoted for any other indications, physicians may and do prescribe the drugs for indications that have not been approved by the FDA. For example, terbutaline is labeled for the treatment of asthma but is frequently prescribed by obstetricians as a tocolytic for the treatment of preterm labor. In May 1993, the FDA Fertility and Maternal Health Drugs Advisory Committee met to discuss the safety and efficacy of terbutaline for tocolysis. The Committee recommended that the manufacturers of terbutaline apply for approval of the drug for the treatment of preterm labor. Any action by the FDA that limits the ability of Matria to offer a high risk pregnancy management service involving the administration of drugs for indications for which the drugs have not been labeled could have a material adverse effect on the results of operations or financial condition of Matria.

        A variety of regulatory actions are available to the FDA in order to ensure that regulated firms comply with the provisions of the FDC Act. Although Matria does not anticipate any enforcement action against it, the commencement of any such action against Matria which limits the manner in which Matria conducts its business could have an adverse impact on Matria.

        In certain states, the provision of infusion services and other nursing services to patients in their homes is subject to state home healthcare licensing and/or certificate of need ("CON") requirements. Matria provides these types of services. The Company is engaged in an ongoing effort to obtain information from state regulatory agencies on the application of new and existing licensing and CON provisions applicable to its business activities. When applicable, Matria may be required either to obtain a license or other regulatory approval before it renders these services directly in the home or to affiliate with other licensed agencies in connection with the delivery of the nursing services. Although generally a routine aspect of conducting a healthcare business, compliance with these requirements in certain instances can be both burdensome and costly. Violation of these state statutes can result in substantial fines and other penalties. The Company believes that it has obtained or is in the process of obtaining licenses or consents to the transfer of licenses from Tokos or Healthdyne, for each facility for which licensing is required. This is an area of increasing legislative activity, and there can be no assurance that the Company will not become subject to regulatory and licensing statutes in other states in which it operates.

        In addition, Matria is subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws. None of these laws and regulations has had a material adverse effect on the Company's business or competitive position or required material capital expenditures on the part of the Company.

        Failure to comply with these regulations or laws could adversely affect Matria's ability to continue to provide, or to receive reimbursement for, its products and services and could also subject Matria and its officers to penalties. Changes in these laws or interpretations of existing regulations or laws could have a material adverse effect on permissible activities of Matria, the relative costs of doing business and the amount of reimbursement by government and other third-party payors. In addition, laws and regulations often are adopted to regulate new products, services and industries. There can be no assurance that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect its results of operations or financial condition.

        Matria is unable to predict what legislation, if any, may be enacted in the future relating to the Company's business or the healthcare industry, including third-party reimbursement, or what effect any such legislation may have on Matria.

        COMPETITION. The home obstetrical care services market in which Matria competes is a relatively new market with a growing number of local, regional and national companies providing these home obstetrical care services. As a result of the Merger, Matria believes that it is the largest of these companies whose services are devoted exclusively to home obstetrical care, but competition exists in substantially all of the metropolitan areas in which Matria maintains centers.

        The principal competitive factors for Matria are the therapies offered, the expertise of its clinical employees, the ability to provide prompt and reliable service, the price at which the services are offered, and the regulatory requirements of the FDA. The Company believes that it generally competes favorably with respect to these factors.

        RECENT CONTROVERSIES. The operations of Tokos and Healthdyne were and Matria's operations may be affected by several controversies surrounding the home obstetrical care business. There has been, and continues to be, debate within the medical community about how to decrease the incidence of prematurity, which is a major cause of the high U.S. infant mortality rate. Matria believes that increased surveillance of women at risk of developing preterm labor can assist the physician in early diagnosis of preterm labor and help improve the medical outcomes of complicated pregnancies. Matria provides a comprehensive range of services to assist the physician in this surveillance, including perinatal nursing, obstetrical pharmacy services and tocolytic therapy. A significant portion of these services includes the use of home uterine activity monitoring devices. In September 1992, an eight member committee of the American College of Obstetricians and Gynecologists ("ACOG") published an opinion stating, among other things, that the use of home uterine activity monitoring devices has not been shown to prevent prematurity; while the committee opinion represented a more recent review of existing literature, there was essentially no change from its 1989 opinion regarding the independent benefit of home uterine activity monitoring. Since that time, the FDA has approved the uterine activity monitors utilized by Matria as safe and effective for the prediction of the onset of preterm labor in women with a history of a previous preterm delivery. While Matria does not believe that either home uterine activity monitoring or any other diagnostic device can in and of itself improve therapeutic outcomes (e.g., a mammogram cannot prevent breast cancer), it does believe that monitoring can assist the physician in the early detection of preterm labor.

        RESEARCH AND DEVELOPMENT. Both Tokos and Healthdyne reduced their research and development activities in recent years. However, both companies initiated and funded certain independent clinical research studies concerning preterm labor.

        Matria's research and development strategy is to continue the development efforts of Tokos and Healthdyne to develop new and more cost-effective devices and service procedures for providing obstetrical care to patients in the home environment.

        EMPLOYEES. As of the effective date of the Merger, Matria had approximately 1,431 full-time and regularly scheduled part-time employees, of which 398 were registered nurses or pharmacists. As part of the consolidation efforts arising out of the Merger, Matria is currently in the process of reducing its employees by the equivalent of approximately 400 full time employees and expects the process to be substantially completed by the beginning of the third quarter of 1996.

        PATENTS, TRADEMARKS AND LICENSES. Matria intends to utilize a number of the trademarks previously registered by Tokos and Healthdyne, including, without limitation, System 37(R), Term Guard(R) and Genesis(R), as well as a number of trademarks and service marks of its own, including Matria(TM) and MaternaLink(TM), and considers the same to be important to the marketing and promotion of its services. Matria does not believe that it possesses any patents which are material to its business. Matria's business does depend and will likely continue to depend on trade secret protection to strengthen its proprietary position. Matria requires and its predecessors required their employees to execute appropriate confidentiality agreements in connection with their employment. There can be no assurance that these agreements will not be breached or that Matria will have adequate remedies for such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information or that Matria can meaningfully protect its rights in unpatented proprietary technology. Litigation may be necessary to protect trade secrets or "know-how" owned by Matria, which could result in substantial costs to, and might have a material adverse effect on, Matria.

ITEM 2.         PROPERTIES.

        Matria's principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 94,700 square feet. The facility is leased through February 28, 1997. The lease provides for annual rental payments of $2,063,000.

        Additional properties, including the former corporate headquarters of Tokos in Santa Ana, California, also are leased for the other operations of Matria. These facilities, which total approximately 337,820 square feet of space, are leased for various terms through 1999 at aggregate annual rentals of $3,540,000. Matria's patient service centers are typically located in suburban office parks and range between 600 and 6,500 square feet of space with an average of approximately 2,500 square feet. Lease terms are typically three years or less.

        Matria intends to relinquish or sublet a number of these facilities as a part of the consolidation of the business operations of Tokos and Healthdyne. Matria believes that it has adequate facilities for the foreseeable future.

ITEM 3.         LEGAL PROCEEDINGS

        In July 1995, Tokos reached a $10 million settlement with the plaintiffs in a class action securities suit entitled In re Tokos Medical Corporation Securities Litigation filed in the United States District Court for Central District of California. The settlement resolved actions against Tokos and certain of its officers and directors brought in November 1992 and March 1993. The plaintiffs alleged that Tokos made false and misleading statements about its business and results of operations in violation of federal securities laws and common law fraud and negligent misrepresentation standards. Tokos' cost of the settlement was $5.75 million in cash and stock, which is net of insurance proceeds. Tokos paid $750,000 in cash prior to the Merger, with the remaining $5.0 million to be paid in cash or by the issuance of Tokos Common Stock. In the settlement, Tokos denied any wrongdoing or liability. The terms of the settlement must be approved by the court before the settlement is effective.

        A complaint was filed on February 1, 1995 by The Lindner Fund, Inc. in the Eastern District of Missouri against Healthdyne and its former subsidiary, Home Nutritional Services, Inc. ("HNS"), alleging that The Lindner Fund would not have sold its investment in HNS on February 8, 1994 had Healthdyne and HNS disclosed the potential sale of HNS. Damages have been requested in the amount of $1,050,900, representing the aggregate difference between the price received upon the sale of such stock by The Lindner Fund and the $7.85 per share price paid by W.R. Grace & Co. on April 6, 1994 for HNS. Healthdyne denied the allegations set forth in the complaint and Matria is currently defending the matter vigorously.

        In addition to the foregoing, Matria is subject, and in certain instances is a party to, various legal claims and actions incidental to the businesses of Tokos and Healthdyne and their respective subsidiaries, including product liability claims and to a lesser extent professional liability claims. Matria maintains, as did Tokos and Healthdyne, insurance, including insurance covering professional and product liability claims, with customary deductible amounts, and has been indemnified by Healthdyne Technologies, Inc., a former subsidiary of Healthdyne ("Healthdyne Technologies"), with respect to any claim relating to equipment manufactured and sold by Healthdyne Technologies, regardless of the date of manufacture of the equipment in question or whether the claim arises before or after the May 22, 1995 spin-off of Healthdyne Technologies. There can be no assurance, however, that (i) additional suits will not be filed in the future against Matria, (ii) the prior experience of Tokos and Healthdyne with respect to the disposition of its litigation accurately indicates the results that will occur in pending or future cases, or
(iii) adequate insurance coverage will be available at acceptable prices for incidents arising in the future.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


                                 Not Applicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Matria's Common Stock is traded in the over the counter market and is quoted on the Nasdaq National Market ("NASDAQ") under the symbol "MATR". The approximate number of record holders as of the effective date of the Merger was 3,734.

        Trading in Matria Common Stock did not take place prior to the effective date of the Merger except for the initial purchase of a limited number of shares by Tokos and Healthdyne as part of the Company's incorporation.

        Neither Matria nor its predecessors, Tokos and Healthdyne, paid any cash dividends with respect to their respective common stocks. Matria is a party to an indenture assumed from Healthdyne relating to subordinated debentures that contains provisions restricting the payment of cash dividends during the continuation of a default in the payment of interest on the subordinated debentures.

        The high and low sales price of Matria Common Stock from March 11, 1996 (the first day of trading after the effective date of the Merger) through March 22, 1996 was $ 9 and $ 7 7/16, respectively. The high and low sales prices for Healthdyne Common Stock and Tokos Common Stock, respectively, for the last two fiscal years is hereby incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-00781) filed in connection with the Merger (the "Matria Form S-4").

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information represents for the periods indicated the financial performance of Tokos (deemed for accounting purposes to be the acquiror of Healthdyne in the Merger) and is derived from, and should be read in conjunction with, the historical consolidated financial statements of Tokos and the related notes thereto incorporated by reference into this Form-10-K. For all practical purposes, Matria did not engage in business prior to the effective date of the Merger, and the results of Tokos are not necessarily indicative of Matria's future performance.

                                                                       Year Ended December 31,
                                                  --------------------------------------------------------------------

                                                  1995           1994            1993           1992            1991
                                                  ----           ----            ----           ----            ------


                                                                 (In thousands, except per share data)
 Consolidated statements of income:
 ----------------------------------

 Net patient service revenues                   $ 87,502       $100,696        $120,837       $159,887        $125,147


 Operating expenses                               87,478         99,014         117,647        128,395          98,085
 Provision for doubtful accounts                   5,251          7,042          13,656         17,056          13,288
 Settlement of litigation                          4,300            -0-             -0-            -0-             -0-
 Restructuring, severance and other charges
                                                   2,456            -0-          14,000            -0-             -0-
 Transaction expenses                                -0-            -0-             -0-          2,982             955

 Purchased marketing rights                          -0-            -0-             -0-            -0-           8,000
                                                --------       --------        --------       --------        --------
                                                  99,485        106,056         145,303        148,433         120,328
                                                --------       --------        --------       --------        --------
 Income (loss) from operations                   (11,983)        (5,360)        (24,466)        11,454           4,819

 Interest income (expense), net                      339             51              39             39             134
                                                --------       --------        --------       --------        --------


 Income (loss) before taxes                      (11,644)        (5,309)        (24,427)        11,493           4,953

 Income taxes                                        150            550           1,956          5,030           2,505
                                                --------       --------        --------       --------        --------


 Net Income (loss)                              $(11,794)      $ (5,859)       $(26,383)      $  6,463        $  2,448
                                                ========       ========        ========       ========        ========

 Earnings (loss) per common and common
 equivalent share                               $  (0.68)      $  (0.34)       $  (1.53)      $   0.37        $   0.14
                                                ========       ========        ========       ========        ========

 Weighted average number of common and
 common equivalent shares outstanding
                                                  17,396         17,169          17,240         17,568          17,382
                                                ========       ========        ========       ========        ========


                                                                              December 31,
                                                ----------------------------------------------------------------------

                                                  1995           1994            1993           1992            1991
                                                ------           ----            ----           ----            ------

                                                                             (In thousands)
 Consolidated balance sheet data:
 --------------------------------


 Total assets                                   $ 44,583       $ 58,390        $ 69,959       $ 99,886        $ 86,964
 Long-term obligations, excluding current
 maturities                                        2,124          2,593           3,348          5,182           5,035
 Stockholders' equity                             29,489         40,160          46,875         74,952          60,490

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TOKOS.

GENERAL.

        On March 8, 1996, Tokos Medical Corporation ("Tokos") and Healthdyne, Inc. (Healthdyne") merged with and into Matria Healthcare, Inc., a Delaware corporation ("Matria") created solely for the purpose of the Merger. Pursuant to the terms of the Agreement and Plan of Merger, dated October 2, 1995, as amended, among Tokos, Healthdyne and Matria, each share of common stock outstanding on March 8, 1996 of Tokos and Healthdyne was exchanged for one share of Matria Common Stock. Matria issued approximately 17,007,000 shares of Common Stock to the former Healthdyne shareholders and approximately 17,655,000 shares to Tokos shareholders. The Merger will be accounted for using the purchase method of accounting, and Tokos will be deemed to be the acquiror since its shareholders received approximately 51% of the newly issued shares of Matria Common Stock.

        Matria's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third-party reimbursement policies and practices, and changes in regulatory requirements or the manner in which such requirements are enforced. As a result of the increasing cost of health care in the United States and overall efforts to reduce or control government and corporate spending, government and third-party payors are becoming increasingly focused on promoting cost-effective healthcare services, and payors, in particular, have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner.

        Substantially all of Matria's current revenues are derived directly from third-party payors for services rendered to patients by Matria. The financial performance of all healthcare companies, including Matria, could be adversely affected by the financial condition of certain governmental and private payors and by their continuing efforts to reduce healthcare costs by lowering reimbursement rates, increasing medical reviews of invoices for services and negotiating for reduced contract rates. Matria and its predecessor companies have responded to these developments by attempting to emphasize cost-effective therapies and procedures, pre-qualifying insurance coverage prior to the delivery of services and educating third-party payors on the benefits of Matria's home therapies. Although reduction in the reimbursement rates that Matria receives for services rendered could have an adverse impact on Matria, Matria is hopeful that the overall cost-effective nature of treatment in the home (as compared to hospitalization), coupled with the potential benefits to be derived from prenatal care, will be recognized and encouraged by any new healthcare initiatives.

        The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner has had an impact on Matria's predecessor companies and is expected to continue to have an impact on Matria. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced, cost-effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. Matria anticipates that this trend will continue and is attempting to focus its efforts on services, some of which are offered in conjunction with third-party payors, which it believes can benefit from this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

        The following discussion of the results of operations and financial condition of Tokos, as the acquiror in the Merger, should be read in conjunction with consolidated financial statements and related notes of Tokos and Healthdyne incorporated into this Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission (the "Commission"). Since neither the results of Healthdyne are reflected in the following discussion, nor the synergies expected to be achieved from the Merger, the historical results of operations and financial condition of Tokos are not necessarily indicative of the results that will be achieved by Matria during future periods.

RESULTS OF OPERATIONS.

For the Year Ended December 31, 1995

        For the year ended December 31, 1995, Tokos had net revenues of $87.5 million and a net loss of $11.8 million ($.68 per share), compared with net revenues of $100.7 million and a net loss of $5.9 million ($.34 per share) for the preceding year.

        Of the $11.8 million loss for 1995, $4.3 million ($.25 per share) resulted from a settlement with the plaintiffs in the class action securities suit entitled In re Tokos Medical Corporation Securities Litigation. The charge to income of $4.3 million during the quarter ended June 30, 1995 is in addition to an aggregate amount of $1.45 million which had been charged to general and administrative expenses in 1994. Tokos agreed to settle the securities class action lawsuit to avoid further dilution of corporate resources, including management time and focus, as well as to avoid further legal costs and uncertainties associated with taking the case to trial.

        The $13.2 million decrease in net revenues, or 13.1%, for 1995 from 1994 primarily resulted from a decrease in preterm labor management patient service days. The decrease in preterm labor management patient service days resulted from reduced physician referrals and shorter average days on service per patient. Due to the increasing role of managed care entities in clinical decision-making, Tokos redirected its sales efforts in order to assist in a transition from a specialty homecare provider to a broader maternal-newborn managed care organization. The redirected sales efforts included more resources being focused on third-party payor customers and initiatives and less on the physician-driven business. For example, as positions were vacated they were filled by individuals with more managed care experience. Other individuals were recruited to focus chiefly on leads for risk products, shared risk arrangements and multi-product sales. Other employees were cross-trained and moved from a physician focus to managed care. With the Merger, Matria believes that it is important to continue efforts to develop new managed care initiatives, but also to continue the type of physician sales force efforts that have been successful for Healthdyne.

        Revenues at Matria will increase in 1996 as a result of the addition of Healthdyne's revenues to the revenues of Tokos (Healthdyne's 1995 revenues were $69.6 million). Additional revenues are expected in 1996 from the marketing of a new product, the fetal fibronectin immunoassay, an in vitro diagnostic device used as an aid in assessing the risk of preterm delivery within 7 to 14 days from the time of sample collection in women with symptoms of preterm labor. Through a marketing agreement entered into by Tokos in 1991 Matria has exclusive rights to market this product in the United States and Canada. In September 1995, the FDA approved a Pre-Market Approval Application for this product. Matria expects to begin marketing the product during the second quarter of 1996.

        Cost of patient services at Tokos increased to 79.8% of net revenues for 1995 compared with 76.7% of net revenues for 1994. Although a decrease in absolute dollars was achieved through further consolidation of service sites and other cost reduction activities, revenue levels continued to decline at a faster rate than expenses.

        General and administrative expenses decreased $3.0 million to $17.1 million (19.6 % of net revenues) for 1995 compared with $20.2 million (20.0% of net revenues) for 1994. The decrease in absolute dollars primarily relates to expense reductions implemented by Tokos due to the decline in its net revenues, in addition to a reduction in legal fees related to the settlement of the shareholder lawsuit.

        Excluding the amortization of the additional goodwill and other intangibles associated with the Merger (approximately $30 million per year for five years), Matria expects to achieve annualized cost savings from the combined costs of Tokos and Healthdyne of approximately $30 million by 1997 primarily as a result of reductions of patient services center expenses in overlapping geographic locations, elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. However, no assurance can be given that difficulties will not be encountered in integrating the operations of Tokos and Healthdyne or that the full benefits and attendant cost savings expected from such the integration will be realized or achieved in the expected time frame.

        As a result of the Merger, a large percentage of the assets reflected on Matria's balance sheet will be intangible assets or goodwill (as opposed to tangible assets such as cash, accounts receivable, inventory and equipment). At December 31, 1995, on a pro forma basis reflecting consummation of the Merger on that date, Matria's total assets would have been approximately $263.7 million, on which approximately $153.6 million, or 58.2% of total assets, would have been goodwill. In addition, the amortization or any future write-down of such goodwill by Matria could have a material adverse effect on the results of operations of Matria.

        Tokos provided and Matria will provide for estimated uncollectable accounts as revenues are recognized. The provision for doubtful account as a percentage of net revenues was 6.0% for 1995 compared with 7.0% for 1994. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

        Research and development expenses at Tokos were $513,000 for 1995 compared to $1.6 million for 1994. This decrease primarily resulted from decisions to eliminate equipment development activities, and to significantly reduce its clinical research and systems development activities.

        During 1995, as Tokos' revenues continued to decline, specific decisions were made and communicated by management related to cost reduction efforts. The cost reduction plan consisted of reductions in the workforce of approximately 105 employees, comprised of personnel within information systems, reimbursement, administrative support and to a lesser extent clinical service, and termination of several facility leases. In connection with these cost reduction activities, Tokos incurred in 1995, $2.5 million in expenses. $1.8 million related to involuntary severance costs of affected employees, $332,000 related to the consolidation of facilities and $290,000 in other related costs.

        Tokos recorded income tax expenses of $150,000 related to state franchise taxes in 1995. Tokos recorded no federal and state income tax benefits in 1994 and 1995. The operating loss will be available to offset future taxable income, if any.

  For the Year Ended December 31, 1994

        Net revenues at Tokos decreased 16.7% to $100.7 million in 1994 compared with $120.8 million in 1993. The decrease in net revenues primarily resulted from a decline in preterm labor management patient service days and a shift in patient service mix. The decline in patient service days was primarily the result of reduced physician referrals and shorter average days on service per patient. A shift in service mix to patients receiving less intensive preterm labor management services and other homecare services, which generate less revenue per patient day than higher intensive infusion therapies, also contributed to the revenue decline.

        Cost of patient services at Tokos remained relatively constant as a percentage of net revenues at 76.7% in 1994 compared with 76.5% in 1993. The cost of patient services decreased $15.2 million during 1994 in response to lower revenue levels.

        General and administrative expenses at Tokos increased as a percentage of net revenue to 20.0% in 1994 compared with 18.9% in 1993. General and administrative expenses decreased $2.7 million during 1994 in response to expense reductions due to the decline in net revenues; however, since net revenues declined at a faster rate than expenses during 1994 and became a higher percentage of net revenues. Certain costs such as corporate facilities and essential administrative personnel, insurance and depreciation are relatively fixed by their nature and could not be reduced as quickly as revenue decreased.

        Tokos provided, and Matria will provide, for estimated uncollectable accounts as revenues are recognized. The provisions for doubtful accounts as a percentage of net revenues was reduced to 7.0% in 1994 compared with 11.3% in 1993. The percentage provision decreased in 1994 compared to 1993 primarily as a result of improved collections on revenues generated under contractual agreements and as a result of improved insurance clearance and billing processes. The percentages of net revenue generated under contractual arrangements were 80% in 1993 and 85% in 1994. The provision rate was adjusted periodically based upon Tokos' quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

        Research and development expenses were $1.6 million in 1994 compared with $2.4 million in 1993. This decrease primarily resulted from Tokos' decision to eliminate all equipment development activities and reduce ongoing clinical research and systems development activities.

        During the second and fourth quarters of 1993, Tokos' Board of Directors approved plans to restructure operations in response to significant declines in revenue and the uncertainties surrounding the changing healthcare environments affecting the business. Tokos recorded restructuring charges totaling $14.0 million in 1993 related to those decisions to restructure its operations by, among other things, reducing the number of its monitoring centers, centralizing patient intake and claims administration, reducing in-house manufacturing and product development activities, and changing its strategy regarding support of certain patient service equipment and patient monitoring devices. The restructuring charges included $10.6 million in cash expenses, of which $5.7 million related to involuntary severance costs of more than 360 full and part-time employees, $3.5 million related to costs associated with the consolidation of certain administrative functions and 22 monitoring sites, as well as reduction of manufacturing activities, and $1.4 million related to other restructuring costs. Actual cash expenditures during 1993 totaled $4.5 million, with the remaining $6.1 million paid in 1994.

        During 1994, $5.5 million in restructuring charges were expended with a remaining accrual at December 31, 1994 of $628,000. The amounts expended include $3.3 million related to involuntary severance costs and $2.2 million related to costs associated with the consolidation of certain administrative functions and monitoring sites. Certain reclassifications of those amounts have been made within the restructuring categories from those previously reported, none of which are significant. The impact of restructuring activities implemented during 1993 resulted in reductions of operating costs of approximately $18.0 million in 1994 compared with 1993.

        Tokos incurred $550,000 of income tax expense in 1994 compared with $2.0 million in 1993. Income tax expense recorded in 1994 resulted from provisions for state franchise taxes and for potential settlement of the examination by the Internal Revenue Service ("IRS") for the 1991, 1990, and 1989 tax years. During 1994, Tokos recorded no federal and state income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31,1995 Tokos had cash and short-term investments of $8.0 million and Healthdyne had cash and short-term investments of $35.8 million.

        Net cash provided by operating activities at Tokos was $4.7 million for 1995, compared with $6.8 million for 1994. Operating cash flow at Tokos decreased in 1995 compared with 1994 primarily due to the increase in the net loss for the year. Net cash used by Tokos in investing activities declined to $2.5 million in 1995 from $2.6 million in 1994. During 1995, Tokos purchased approximately 56% of the physician-owned companies for which it originally provided services for an aggregate purchase price of $2.6 million consisting of cash of $1.1 million and notes payable of $1.5 million. During late 1994 and 1995 Tokos completed the purchase of approximately 96% of those entities. The notes issued in connection with these acquisitions aggregate $3.1 million and have a balance outstanding of $2.2 million at December 31, 1995. The remaining balances are to be paid at various times over the next one to four years.

        In July 1995, Tokos reached a $10.0 million settlement with the plaintiffs in a class action securities suit. Tokos has accrued an aggregate liability, net of insurance proceeds, of $5.75 million for its portion of the settlement. Tokos has paid $750,000 cash with the remaining $5.0 million payable by Matria in cash or by the issuance of Matria Common Stock in 1996.

        Tokos made capital expenditures of approximately $2.0 million during 1995 primarily for the purchases of computer and general office equipment used in its corporate offices and clinical sites of service. Such capital expenditures consisted of agreements to purchase equipment under capital lease obligations of $604,000 and cash purchases of $1.4 million. At December 31, 1995 Tokos had no material commitments for capital expenditures and with the Merger with Healthdyne in 1996, Matria does not expect to have significant additions of capital expenditures in future periods.

        Payments of long term debt of $7.1 million in 1995 were primarily payment of debt related to the acquisition of the physician-owned companies, payment of amounts due to Adeza Biomedical Corporation ("Adeza"), and payments of capital leases. In 1991, Tokos acquired from Adeza the exclusive rights to market Adeza's fetal fibronectin immunoassay in the United States and Canada pursuant to a Marketing Agreement. In January 1995, Adeza received notification from the FDA that its Pre-Market approval ("PMA") application for fetal fibronectin immunoassay was accepted for filing and Tokos paid Adeza $2.5 million of the remaining $4.0 million outstanding obligation. In October 1995, Adeza received final approval of its PMA application and the remaining $1.5 million was paid. Matria and Adeza are currently engaged in discussions to effect modification to their Marketing Agreement. Adeza and Matria have discussed a number of proposals that would resolve the outstanding contractual disagreements, but to date, the parties have not reached agreement on any of these proposals. Further, there can be no assurance that the negotiations currently underway will result in an agreement that satisfactorily resolves the outstanding issues between the Matria and Adeza. Moreover, failure to reach an agreement with Adeza could have an adverse effect on the timing of the introduction by Matria of fetal fibronectin into the market and Matria's ability to derive revenues from sales of this product.

        Matria will incur substantial costs in connection with the Merger. These costs include (i) restructuring costs to be incurred by Tokos of approximately $14.1 million, consisting of $4.1 million relating to severance costs of terminated employees, $2.5 million of lease termination costs for duplicate facilities $5.3 million for the write-off of computer equipment and $2.2 million for other Merger-related expenses, (ii) additional liabilities to be incurred by Healthdyne as a result of the Merger of approximately $9.4 million, consisting of $9.2 million relating to severance costs of terminated employees and $200,000 for patient service centers specifically identified to be closed; and (iii) transaction costs of approximately $3.8 million, consisting of $2.3 million for investment banking fees, $1.0 million for legal and accounting fees and $490,000 for other costs such as document printing and mailing and filing fees.

        Additionally, Matria may be required to make additional severance payments of approximately $7.9 million in accordance with employment agreements with certain officers of Tokos and Healthdyne, and may be required to place in trust approximately $3.2 million under a retirement benefit awards program for such officers.

        Matria believes that its current cash balances, including those acquired from Healthdyne, and expected cash flows from operations and investing activities, along with amounts available under the $10.0 million line of credit assumed from Tokos will be sufficient to finance its current operations for at least the next twelve months.

        This Management's Discussion and Analysis contains forward-looking statements including statements concerning expected increases in revenues arising from the Merger, expected increased revenues arising from the marketing of fetal fibronectin immunoassay, expected synergies arising from the Merger, the effect of goodwill on the Company's results of operations, capital expenditures to be made in the future and the adequacy of Matria's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the home healthcare industry and the general economy; competitive factors, such as the possible entry of large diversified healthcare companies into the obstetrical home healthcare business, new technologies and pricing pressures; changes in third-party reimbursement policies and practices and regulatory requirements applicable to the Company's business; management decisions to pursue new product lines or lines of business which involve additional costs, risks or capital expenditures; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, this Annual Report on Form 10-K.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        At December 31, 1995, Matria had no material assets or operations. Accordingly, and because Tokos was deemed the acquiror in the Merger, the financial statements of Tokos and its subsidiaries and the independent auditor's report thereon are incorporated herein by reference to the Report on Form 8-K, dated March 7, 1996, filed by the Company on March 22, 1996 and amended by Form 8-K/A, dated March 29, 1996 (the "Form 8-K").

        In addition, reference is made to the financial statements of Healthdyne (deemed the acquired company in the Merger) which are incorporated herein by reference to the Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEMS 10-13.

        The information required to be provided by Items 10 through 13 of Form 10-K is set forth under the following captions of the Matria Form S-4 and is hereby incorporated herein by reference: "Description of Tokos - Executive Compensation" and "Certain Transactions"; "Description of Healthdyne - Executive Compensation" and "Certain Transactions"; "The Merger Agreement - Treatment of Stock Options and Convertible Securities"; "The Merger-Interests of Certain Persons in the Merger"; and, "Operation, Management and Business of Newco After the Merger-Management of Newco" and "Newco Principal Stockholders."

        Matria provided no compensation to any director or executive officer on 1995. Matria has assumed, however, and is responsible for all outstanding obligations of either Tokos and Healthdyne to their respective directors and executive officers, including those who are directors and executive officers of Matria. These include the assumption of all outstanding stock options under the predecessors' stock option plans, severance agreements, and retirement awards, all as described in the information incorporated herein by reference.

        In addition to reimbursement for their out-of-pocket expenses, non-employee directors of Matria receive a quarterly retainer of $3,000, or $12,000 per annum, plus $1,000 for each meeting of the Board of Directors or any meeting of a Committee of the Board of Director held on a date separate from a meeting date of the Board. Non-employee directors of the Company are eligible to participate in the Company's 1996 Director Non-Qualified Stock Option Plan, which provides for the annual grants to each non-employee director of options to purchase 5,000 shares of Matria Common Stock. Options under this plan are outstanding for a period of ten years and vest in equal monthly installments over a twelve month period from the date of grant.

        Executive officers of the Company are eligible to participate in the Company's 1996 Stock Incentive Plan and the Company's Employee Stock Purchase Plan. Options under the 1996 Stock Incentive Plan may be incentive options or non- qualified options with or without stock appreciation rights, are granted at the discretion, of and on such terms as are approved by, the Stock Option Committee of the Board of Directors; provided, however, that all options must be granted at the fair market value of the underlying Matria Common Stock on the date of grant. Shares of Matria Common Stock may be purchased by employees through a payroll deduction plan of up to ten percent (10%) of the employees base salary under the 1996 Employee Stock Purchase Plan at a price equal to eighty-five percent (85%) of the lower of the price of Matria Common Stock on the first or last day of the calendar quarter.

        Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Act") requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities file with the SEC regarding beneficial ownership of Matria Common Stock and other equity securities of Matria. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company, all officers, directors and greater than ten percent beneficial owners complied with the
Section 16 (a) filing requirements of the Act during 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (A)(1) The financial statements of Tokos and Healthdyne and their respective subsidiaries and the respective reports of independent auditors thereon are incorporated by reference herein from the Report on Form 8-K, dated March 8, 1996 and filed on March 22, 1996, as amended by Form 8-K/A, dated March 29, 1996. A copy of such financial statements are filed herewith as Exhibits 99.0 and 99.1.

        (A)(2) The following supporting financial statement schedule is included as part of this Annual Report on Form 10-K:

        Schedule II - Valuation and Qualifying Accounts - Tokos Medical Corporation (Delaware).

        All other Schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

        (A)(3) Exhibits:


        The following exhibits are incorporated by reference herein as part of this Report as indicated:

    EXHIBIT           DESCRIPTION
    NUMBER
      2           Agreement and Plan of Merger, dated October 2, 1995, as amended, between Healthdyne,
                  Tokos and Registrant (included as Appendix A to the Joint Proxy Statement/Prospectus
                  filed as part of the Company's Registration Statement No. 333-00781 on Form S-4
                  (Registration No. 333-00781) filed February 7, 1996 (the "Form S-4") and incorporated herein by reference).

      3.1         Amended and Restated Certificate of Incorporation (included as Appendix D to the Joint
                  Proxy Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).

      3.2         Bylaws (included as Appendix E to the Joint Proxy Statement/Prospectus filed as part of the Company's Form S-4 and incorporated herein by reference).

      4.1         Indenture dated as of December 1, 1986, between Healthdyne and National Bank of
                  Georgia, trustee, for 8% Convertible Subordinated Indentures due December 31, 2001
                  (filed as Exhibit (4)(b) to the Healthdyne Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).

      4.2         Form of Supplemental Indenture between Registrant and SouthTrust Estate & Trust
                  Company of Georgia, N.A., Trustee, to Debenture, dated as of December 1, 1986, for 8%
                  Convertible Subordinated Indentures due December 31, 2001 (filed as Exhibit 4.2 to the
                  Company's Form S-4 and incorporated herein by reference).

      10.1         Form of Rights Agreement between Registrant and SunTrust Bank, Atlanta (filed as
                   Exhibit 10.1 to the Company's Form S-4 and incorporated herein by reference).

      10.2         1996 Stock Incentive Plan (included as Appendix F-I to the Joint Proxy
                   Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).

      10.3         1996 Directors' Non-Qualified Stock Option Plan (included as Appendix F-II to the
                   Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).

      10.4         1996 Employee Stock Purchase Plan (included as Appendix F-III to the Joint Proxy
                   Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).

      10.5         Distribution Agreement, dated as of April 21, 1995, between Healthdyne and Healthdyne
                   Technologies (filed as Exhibit 10.18 to the Healthdyne Technologies Current Report on
                   Form 8-K, dated May 1, 1995 (the "Technologies Form 8-K"), and incorporated herein by reference).

      10.6         Amendment to Distribution Agreement, dated as of May 4, 1995, between Healthdyne and
                   Healthdyne Technologies (filed as Exhibit (10)(xx) to the Healthdyne Quarterly Report on Form 10-Q for the period ended March 31, 1995 and incorporated herein by reference).

      10.7         Corporate Services Agreement, dated as of April 21, 1995, between Healthdyne and
                   Healthdyne Technologies (filed as Exhibit 10.21 to the Technologies Form 8-K and incorporated herein by reference).

      10.8         Tax Indemnification Agreement, dated as of April 21, 1995, between Healthdyne and
                   Healthdyne Technologies (filed as Exhibit 10.20 to the Technologies Form 8-K and incorporated herein by reference).

      10.9         Tax Sharing Agreement, dated as of March 31, 1993, between Healthdyne and Healthdyne
                   Technologies (filed as an Exhibit to the Registration Statement on Form S-1 of
                   Healthdyne Technologies (Registration No. 33-60708), dated April 6, 1993, and incorporated herein by reference).

      10.10        Agreement Concerning Taxes, dated as of April 21, 1995, between Healthdyne, Healthdyne
                   Technologies and Health Scan Products, Inc. (filed as an exhibit to the Technologies
                   Form 8-K, and incorporated herein by reference).

      10.11        Trademark License Agreement, dated as of April 21, 1995, between Healthdyne and
                   Healthdyne Technologies (filed as Exhibit 10.23 to the Technologies Form 8-K and incorporated herein by reference).

      10.12        OEM Design and Manufacturing Agreement, dated as of April 21, 1995, between Healthdyne and Healthdyne Technologies (filed as Exhibit 10.22 to the Technologies Form 8-K and incorporated herein by reference).

      10.13        Management and Transition Agreement, dated as of July, 1, 1995, between Healthdyne and
                   Healthdyne Technologies (filed as Exhibit 10.25 to the Technologies Quarterly Report on Form 10-Q, dated June 30, 1995 and incorporated herein by reference).

      10.14        Distribution Agreement, dated as of October 20, 1995, between Healthdyne and
                   Healthdyne Information Enterprises, Inc. ("HIE") (filed as Exhibit 2.1 to Amendment
                   No. 1 to the Registration Statement on Form S-1 of HIE (Registration No. 33-96478)
                   dated October 24, 1995 (the "HIE Form S-1"), and incorporated herein by reference).

      10.15        Tax Indemnity Agreement, dated as of October 20, 1995, between Healthdyne and HIE
                   (filed as Exhibit 10.2 to Amendment No. 1 to the HIE Form S-1 and incorporated herein by reference).

      10.16        Tax Disaffiliation Agreement, dated as of October 20, 1995, between Healthdyne and HIE
                   (filed as Exhibit 10.3 to Amendment No. 1 to the HIE Form S-1 and incorporated herein by reference).

      10.17        Corporate Services Agreement, dated as of October 20, 1995, between Healthdyne and HIE
                   (filed as Exhibit 10.1 to Amendment No. 1 to the HIE Form S-1 and incorporated herein by reference).

      10.18        License Agreement, dated October 20, 1995, between Healthdyne and HIE (filed as
                   Exhibit 10.4 to Amendment No. 1 to the HIE Form S-1 and incorporated herein by reference).

      10.19        Secured Note Collateral Agreement, Restricted Stock Purchase Agreement and Secured
                   Promissory Note, each dated as of July 1, 1981, between Healthdyne and Parker H. Petit
                   (filed as exhibits to Registration Statement No. 2-74494 and incorporated herein by reference).

      10.20        Amendment to Secured Promissory Note, dated as of July 1, 1981, between Healthdyne and
                   Parker H. Petit (filed as Exhibit (10)(g) to the Healthdyne Annual Report on 10-K for
                   the year ended December 31, 1985 and incorporated herein by reference).

      10.21        Amendments to Secured Promissory Note and Secured Note Collateral Agreement, dated as of July 1, 1981, between Healthdyne and Parker H. Petit (filed as exhibits to the
                   Healthdyne Annual Report on 10-K for the year ended December 31, 1986 and incorporated herein by reference).

      10.22        Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between Healthdyne and Frank D. Powers (filed as Exhibit 10.22 to the Company's Form
                   S-4 and incorporated herein by reference).

      10.23        Form of Healthdyne Executive Non-qualified Retirement Plan and Trust (filed as Exhibit
                   (10) (qq) to the Healthdyne Annual Report on Form 10-K for the year ended December 31,
                   1994 and incorporated herein by reference).

      10.24        Amendment No. 1 to Employment Agreement, dated as of October 2, 1995, between Tokos and Robert F. Byrnes (filed as Exhibit 10.24 to the Company's Form S-4 and incorporated herein by reference).

      10.25        Amendment No. 1 to Employment Agreement, dated as of October 2, 1995, between Tokos and Nicholas A. Mione (filed as Exhibit 10.25 to the Company's Form S-4 and incorporated herein by reference).

      10.26        Amendment No. 1 to Employment Agreement, dated as of October 2, 1995, between Tokos and Terry Bayer (filed as Exhibit 10.26 to the Company's Form S-4 and incorporated herein by reference).

      10.27        Memorandum of Understanding, dated July 31, 1995, between Tokos, Tokos Medical
                   Corporation (California), Robert F. Byrnes, Craig T. Davenport and Nicholas A. Mione,
                   and plaintiffs in the Tokos Medical Corporation Securities Litigation (filed as
                   Exhibit 10.27 to the Company's Form S-4 and incorporated herein by reference).

      10.28        Exclusive Marketing Agreement, dated December 31, 1991, between Tokos and Adeza
                   Biomedical Corporation (filed as an Exhibit to the Tokos Annual Report on Form 10-K dated March 27, 1992 with those portions omitted for confidentiality reasons filed separately with the Commission and incorporated herein by reference).

      10.29        Form of Tokos Executive Non-qualified Retirement Plan and Trust (filed as Exhibit
                   10.29 to the Company's Form S-4 and incorporated herein by reference).

      10.30        Employment Agreement, dated as of June 1, 1995, between Tokos and Nicholas A. Mione
                   (filed as Exhibit 10.30 to the Company's Form S-4 and incorporated herein by reference).

      10.31        Employment Agreement, dated as of May 1, 1995, between Tokos and Robert F. Byrnes
                   (filed as Exhibit 10.31 to the Company's Form S-4 incorporated herein by reference).

      10.32        Employment Agreement, dated as of January 1, 1995, between Tokos and Terry P. Bayer
                   (filed as Exhibit to the Company's Form S-4 and incorporated herein by reference).

      10.33        Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated
                   October 2, 1995, between Healthdyne and Parker H. Petit (filed as Exhibit (10)(ggg) to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).

      10.34        Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated
                   October 2, 1995, between Healthdyne and J. Brent Burkey (filed as Exhibit (10)(ddd) to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).

      10.35        Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated
                   October 2, 1995, between Healthdyne and Donald R. Millard (filed as Exhibit (10)(fff)
                   to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30,
                   1995 and incorporated herein by reference).

      10.36        Form of Promissory Note with Tokos officers and related Security Agreement (filed as an Exhibit to the Tokos Registration Statement on Form S-1 (Registration No. 33-33340)
                   and incorporated herein by reference).

      10.37        Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated
                   October 2, 1995, between Healthdyne and J. Terry Dewberry (filed as Exhibit (10)(eee)
                   to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30,
                   1995 and incorporated herein by reference).

      10.38        Amended and Restated Severance Compensation and Restrictive Covenant Agreement dated
                   October 2, 1995, between Healthdyne and J. Paul Yokubinas (filed as Exhibit (10)(hhh)
                   to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30,
                   1995 and incorporated herein by reference).

                   The following exhibits are filed as a part of this Report:

       3.1         Restated Certificate of Incorporation.


       4.3         Supplemental Indenture dated March 7, 1996, between the Company and SouthTrust Estate
                   & Trust Company of Georgia, N.A., Trustee to Indenture, dated December 1, 1986, for 8%
                   Convertible Subordinated Debentures due December 31, 2001.

      21.0         List of Subsidiaries.

        27         Financial Data Schedule (for SEC use only).

      99.0         Financial Statements of Tokos Medical Corporation (Delaware) (filed as part of of the
                   Company's Form 8-K dated March 8, 1996, as amended by the Company's Form 8-K/A dated
                   March 29, 1996 and incorporated herein by reference).

      99.1         Financial Statements of Healthdyne, Inc. (filed as part of the Company's 8-K dated
                   March 8, 1996, as amended by the Company's Form 8-K/A dated March 29, 1996 and incorporated herein by reference).

      99.2         Copies of sections of the Joint Proxy Statement/Prospectus included as part of the
                   Company's Form S-4 incorporated by reference into this Annual Report on Form 10-K.

      (b.)         Reports on Form 8-K.

                   None. A report on Form 8-K concerning the acquisition by Matria of Tokos and
                   Healthdyne was filed on March 22, 1996 and amended by Form 8-KA dated March 29, 1996.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MATRIA HEALTHCARE, INC.


March 28, 1996                          By:/s/ Parker H. Petit
                                           --------------------------------
                                           Parker H. Petit, Chairman of the
                                           Board


March 28, 1996                          By:/s/ Robert F. Byrnes
                                           --------------------------------
                                           Robert F. Byrnes, President
                                           and Chief Executive Officer

                KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Parker H. Petit and Robert F. Byrnes, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form l0-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                          Title                                Date
        ---------                                          -----                                ----
/s/ Parker H. Petit                               Chairman of the Board
- -------------------                               and Director                               March 28, 1996
Parker H. Petit

                                                  President and Chief Executive Officer
                                                  (Principal Executive Officer)
/s/ Robert F. Byrnes                              and Director                               March 28, 1996
- --------------------
Robert F. Byrnes

        Signature                                   Title                                       Date
        ---------                                   -----                                       ----
                                                  Senior Vice President-Finance,
                                                  Chief Financial Officer
                                                  and Treasurer (Principal
                                                  Financial and Accounting
/s/ Donald R. Millard                             Officer)                                   March 28, 1996
- ---------------------
Donald R. Millard


/s/ Craig T. Davenport                            Director                                   March 28, 1996
- ----------------------
Craig T. Davenport


/s/ Thomas W. Erickson                            Director                                   March 28,1996
- ----------------------
Thomas W. Erickson


/s/ David L. Goldsmith                            Director                                   March 28, 1996
- ----------------------
David L. Goldsmith


/s/ Gene P. Guselli                               Director                                   March 28, 1996
- -------------------
Gene P. Guselli


/s/ Carl E. Sanders                               Director                                   March 28, 1996
- -------------------
Carl E. Sanders


/s/ Jacquelyn M. Ward                             Director                                   March 28, 1996
- ---------------------
Jacquelyn M. Ward


/s/ Morris S. Weeden                              Director                                   March 28, 1996
- --------------------
Morris S. Weeden


/s/ Frederick P. Zuspan, M.D.                     Director                                   March 28, 1996
- -----------------------------
Frederick P. Zuspan, M.D.

               TOKOS MEDICAL CORPORATION (DELAWARE)
                          SCHEDULE II
                VALUATION AND QUALIFYING ACCOUNTS


                               Balance at                   Charges to                   Balance at
                              beginning of    Charges to     costs and        Net          end of
Description                     period        revenue        expenses    Deductions(1)     period
- -----------                   -----------     ----------    ----------   -------------   ----------

December 31, 1993
 Allowance for contractual
 adjustments and doubtful
 accounts                      17,400,000     3,084,000     13,656,000     19,040,000     15,100,000

December 31, 1994
 Allowance for contractual
 adjustments and doubtful
 accounts                      15,100,000           -0-      7,042,000      9,242,000     12,900,000

December 31, 1995
 Allowance for contractual
 adjustments and doubtful
 accounts                      12,900,000           -0-      5,251,000     10,551,000      7,600,000

December 31, 1993
 Reserves for patient service
 equipment and supplies               -0-           -0-      1,178,000            -0-      1,178,000


December 31, 1994
 Reserves for patient service
 equipment and supplies         1,178,000           -0-        852,000            -0-      2,030,000

December 31, 1995
 Reserves for patient service
 equipment and supplies         2,030,000           -0-            -0-            -0-      2,030,000

December 31, 1993
 Reserves for patient
 monitoring devices                   -0-           -0-      2,200,000            -0-      2,200,000

December 31, 1994
 Reserves for patient
 monitoring devices             2,200,000           -0-            -0-            -0-      2,200,000

December 31, 1995
 Reserves for patient
 monitoring devices             2,200,000           -0-            -0-            -0-      2,200,000


- ----------------

(1) Contractual adjustments and doubtful accounts written off, net of recoveries.