Form 10-Q
period 1996-03-31
MATRIA HEALTHCARE INC
filed 1996-05-14
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



 X    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
- ---   Exchange Act of 1934 for the quarterly period ended      March 31, 1996.
                                                         --------------------
                                       or

- ---    Transition Report pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 for the transition period from       to         .
                                                          -------  ---------
Commission file number 0-20619


                           Matria Healthcare, Inc.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                               58-2205984
- -------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


1850 Parkway Place, 12th Floor, Marietta,  Georgia                30067
- -------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                (770) 423-4500
- -------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES   X    NO
                                     -----     -----

The number of shares outstanding of the issuer's only class of Common Stock,  $
 .01 par value, as of April 30, 1996 was  34,861,325.
                                       ------------







                         PART I - FINANCIAL INFORMATION
                            MATRIA HEALTHCARE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                  (Unaudited)




                                                                 March 31,  December 31,
ASSETS                                                              1996        1995
- ------                                                           ---------  ------------

Current assets:

    Cash and cash equivalents                                    $  9,495         4,793
    Short-term investments                                         27,464         3,273
    Trade accounts receivable, less allowances of $15,698
      and $7,600 in 1996 and 1995, respectively                    26,199        17,767
    Prepaid expenses and other current assets                       6,536         1,996
                                                                 --------        ------
    Total current assets                                           69,694        27,829


Property and equipment, less accumulated depreciation of
    $12,794 and $16,130 in 1996 and 1995, respectively             13,880         7,858
Excess of cost over net assets of businesses acquired, less
    accumulated amortization of $4,761 and $1,967 in
    1996 and 1995, respectively                                   150,691         4,556
Software and other intangibles, less accumulated amortization
    of $312 and $587 in 1996 and 1995, respectively                 7,881         1,034
Other assets                                                        4,428         3,306
                                                                 --------        ------

                                                                 $246,574        44,583
                                                                 ========        ======


LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------

Current Liabilities:

    Accounts payable, principally trade                             5,152         2,625
    Current installments of long-term debt
      and obligations under capital leases                          3,850         1,914
    Accrued expenses and other current liabilities                 32,096         8,431
                                                                 --------        ------

    Total current liabilities                                      41,098        12,970

Long-term debt and obligations under capital leases, excluding
    current installments                                            4,208         2,124
Other long-term liabilities                                         8,326             -
                                                                 --------        ------

    Total liabilities                                              53,632        15,094

Shareholders' equity                                              192,942        29,489
                                                                 --------        ------
                                                                 $246,574        44,583
                                                                 ========        ======

                            MATRIA HEALTHCARE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)
                                  (Unaudited)


                                                        Three Months ended
                                                       --------------------
                                                             March 31,
                                                       ---------  ---------
                                                          1996       1995
                                                       ---------  ---------

    Revenues                                           $  24,750     23,864

    Costs and expenses:
       Cost of revenues                                   10,724     10,142
       Selling and administrative expenses                15,649     12,968
       Provision for doubtful accounts                     1,467      1,434
       Amortization of goodwill and other intangibles      3,011        292
       Restructuring costs                                15,025      1,523
                                                       ---------     ------
                                                          45,876     26,359
                                                       ---------     ------

         Operating loss                                  (21,126)    (2,495)

    Interest expense                                          62        102
    Interest income                                           98        251
                                                       ---------     ------
         Loss before income tax expense                  (21,090)    (2,346)

    Income tax expense                                         -         75
                                                       ---------     ------
    Net loss                                             (21,090)    (2,421)
                                                       =========     ======

    Net loss per common share and common
       share equivalent                                $   (0.96)     (0.14)
                                                       =========     ======

    Weighted average number of common shares and
       common share equivalents                           22,050     17,284
                                                       =========     ======

                            MATRIA HEALTHCARE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                  (Unaudited)



                                                                       Three Months ended
                                                                 -----------------------------
                                                                           March 31,
                                                                 -----------------------------
                                                                    1996                 1995
                                                                 ---------             -------

Cash Flows from Operating Activities:
 Net loss                                                        $(21,090)             (2,421)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Restructuring costs and asset write-downs                     15,025                   -
     Depreciation and amortization                                  4,001               1,650
     Provision for doubtful accounts                                1,467               1,434
     Unrealized (gain) losses on short-term investments                41                 (55)
     Purchase of short-term investments                            (4,590)               (187)
     Sales of short-term investments                                9,263                 367
     Other                                                            132                (109)
 Changes in operating assets and liabilities, net of
   effect of acquisitions:
     (Increase) in accounts receivable                                653                (540)
     Decrease in prepaids and other current assets                  1,006                 855
     (Increase) decrease in other assets                              397                (334)
     Increase (decrease) in accounts payable                        1,478              (1,106)
     Decrease in accrued expenses and other current liabilities    (5,145)               (108)
                                                                 --------             -------
 Net cash provided by (used in) operating activities                2,638                (554)

Cash Flows from Investing Activities:
     Purchases of property and equipment                             (553)               (140)
     Disposition of property and equipment                            621                   -
     Acquisition of businesses, net of cash acquired                  223                  (7)
                                                                 --------             -------
 Net cash provided by (used in) investing activities                  291                (147)

Cash Flows from Financing Activities:
     Proceeds from issuance of debt                                 1,502                   -
     Principal repayments of debt and capital lease obligations    (1,312)             (2,259)
     Proceeds from issuance of common stock                         1,583                 359
                                                                 --------             -------
 Net cash provided by (used in) financing activities                1,773              (1,900)
                                                                 --------             -------

 Increase (decrease) in cash and cash equivalents                   4,702              (2,601)

 Cash and cash equivalents at beginning of period                   4,793               9,149
                                                                 --------             -------

 Cash and cash equivalents at end of period                      $  9,495               6,548
                                                                 ========             =======

                            MATRIA HEALTHCARE, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                             (Amounts in thousands)
                                  (Unaudited)


1.   General

     The consolidated condensed financial statements as of March 31, 1996 are unaudited. Certain reclassifications of prior period information have been made to conform to current year presentation. On March 8, 1996, Tokos Medical Corporation (Delaware)("Tokos") and Healthdyne, Inc. ("Healthdyne") merged with and into Matria Healthcare, Inc.("Matria" or the "Company") (see Note 3 - Acquisition). The merger was accounted for using the purchase method with Tokos being deemed to be the acquirer, and accordingly, the financial statements include only the results of operations for Tokos for the first two months of 1996 and for the combined Tokos and Healthdyne operations for March 1996. The results for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year ending December 31, 1996.

     The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Tokos and Healthdyne incorporated by reference into the Company's Form 10-K for the year ended December 31, 1995 from the Company's Report on Form 8-K/A filed on March 29, 1996.

2.   Loss Per Share of Common Stock

     The loss per common share and common share equivalent was based on the weighted average number of common shares outstanding. The inclusion of additional shares assuming the exercise of stock options would have been antidilutive. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

3.   Acquisition

     On March 8, 1996, the Company completed a merger (the "Merger") with Tokos and Healthdyne, national providers of specialized obstetrical home healthcare risk assessment services, upon the approval of the respective shareholders of each company. Under the terms of the Agreement and Plan of Merger, each share of common stock outstanding on March 8, 1996, of Tokos and Healthdyne was exchanged for one share of Matria, a newly created Delaware corporation. In the Merger, Matria issued approximately
     17.0 million shares of common stock to

     Healthdyne shareholders and approximately 17.7 million shares of common stock to Tokos shareholders. The Merger was accounted for using the purchase method and Tokos has been deemed the acquirer since Tokos shareholders received approximately 51% of the newly issued shares.

     The purchase price of Healthdyne was approximately $187 million, of which approximately $157 million will be allocated to goodwill and other intangibles and will be amortized over 5 years.

     The financial position and results of operations of Tokos and Healthdyne were consolidated effective March 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TOKOS.

GENERAL.

     On March 8, 1996, Tokos and Healthdyne merged with and into the Company which had been created solely for the purpose of the Merger. Pursuant to the terms of the Agreement and Plan of Merger, dated October 2, 1995, as amended, among Tokos, Healthdyne and the Company, each share of common stock outstanding on March 8, 1996 of Tokos and Healthdyne was exchanged for one share of the Company's Common Stock. The Company issued approximately 17,007,000 shares of Common Stock to former Healthdyne shareholders and approximately 17,655,000 shares to former Tokos shareholders. The Merger was accounted for using the purchase method of accounting, and Tokos was deemed to be the acquirer since its shareholders received approximately 51% of the newly issued shares of Matria Common Stock.

     The Company's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third-party reimbursement policies and practices, and changes in regulatory requirements or the manner in which such requirements are enforced. As a result of the increasing cost of healthcare in the United States and overall efforts to reduce or control government and corporate spending, government and third-party payors are becoming increasingly focused on promoting cost-effective healthcare services, and payors, in particular, have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner.

     Substantially all of the Company's current revenues are derived directly from third-party payors for services rendered to patients by the Company. The financial performance of all healthcare companies, including the Company, could be adversely affected by the financial condition of certain governmental and private payors and by their continuing efforts to reduce healthcare costs by lowering reimbursement rates, increasing medical reviews of invoices for services and negotiating for reduced contract rates. The Company and its predecessor companies responded to these developments by attempting to emphasize cost-effective therapies and procedures, pre-qualifying insurance coverage prior to the delivery of services and educating third-party payors on the benefits of

Matria's home therapies. Although reduction in the reimbursement rates that the Company receives for services rendered could have an adverse impact on operations, it is hopeful that the overall cost-effective nature of treatment in the home (as compared to hospitalization), coupled with the potential benefits to be derived from prenatal care, will be recognized and encouraged by any new healthcare initiatives.

     The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner has had an impact on the Company's predecessor companies and is expected to continue to have an impact on the Company. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced, cost-effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. The Company anticipates that this trend will continue and is attempting to focus its efforts on services, some of which are offered in conjunction with third-party payors, which it believes can benefit from this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of Tokos and Healthdyne incorporated into the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission (the "Commission"). Since the results of Matria for the three month period ended March 31, 1996 include the results of Healthdyne only since March 1, 1996 and also include certain costs and expenses associated with the Merger, the historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.


RESULTS OF OPERATIONS.

     Revenues increased $886,000 or 3.7% in the three month period ended March 31, 1996 as compared to the same period in 1995. The decline in Tokos revenues experienced throughout 1995 as a result of decreases in preterm labor management patient service days continued into the first quarter of 1996; however this decline was offset by the additional Healthdyne revenues for March 1996 included in the Company's revenues for the first quarter of 1996.

     Revenues of the Company are expected to increase in 1996 as a result of the addition of Healthdyne's revenues to the revenues of Tokos (Healthdyne's 1995 revenues were $69.6 million). Additional revenues are expected in 1996 from the marketing of the fetal fibronectin immunoassay, a new in vitro diagnostic device used as an aid in assessing the risk of preterm delivery in women with symptoms of preterm labor. Through a marketing agreement entered into by Tokos in 1991, the Company has exclusive rights to market this product in the United States, Canada and Puerto Rico. In September 1995, the FDA approved a Pre-Market Approval Application for this product. The Company expects to begin marketing the product during the second quarter of 1996.

     Cost of patient services as a percent of revenues for the three month period ended March 31, 1996 remained relatively constant at 43.3% as compared with 42.5% of revenues for the same period in 1995. Reductions of these costs are expected to be achieved through further consolidation of service sites and other cost reduction activities.

     Selling, distribution and administrative expenses increased $2.681 million to $15.649 million (63.2 % of revenues) for 1996 compared with $12.968 million (54.3% of revenues) for 1995. The increase is primarily related to maintaining duplicate facilities and staffing during the transition phase of the Merger. These costs are expected to decline as facilities are consolidated and staff reductions are made.

     Excluding the amortization of the additional goodwill and other intangibles associated with the Merger (approximately $31.5 million per year for five years), Matria expects to achieve annualized cost savings compared to the historical combined costs of Tokos and Healthdyne of approximately $30 million by 1997, primarily as a result of reductions of patient services center expenses in overlapping geographic locations, elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. The Company is currently on plan for achieving the expected cost savings, however, no assurance can be given that difficulties will not be encountered in integrating the operations of Tokos and Healthdyne or that the full benefits and attendant cost savings expected from such integration will be realized or achieved in the expected time frame.

     As a result of the Merger, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill (as opposed to tangible assets such as cash, accounts receivable, inventory and equipment). At March 31, 1996, the Company's total assets were $246.574 million, of which $158.572 million, or 64.3% of total assets, were goodwill and intangibles. In addition, the amortization or any future write-down of such goodwill and intangibles by the Company could have a material adverse effect on the results of operations of the Company.

     Matria provides for estimated uncollectable accounts as revenues are recognized. The provision for doubtful account as a percentage of revenues was 5.9% for the three month period ended March 31, 1996 and 6.0% for the same period in 1995. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

     During 1995, as Tokos' revenues continued to decline, specific decisions were made and communicated by management related to cost reduction efforts.
The cost reduction plan consisted of reductions in the workforce of approximately 105 employees (comprised of personnel within information systems, reimbursement, administrative support and to a lesser extent clinical services) and termination of several facility leases.

In connection with these cost reduction activities, Tokos incurred $1.523 million of restructuring costs in the first quarter of 1995. In connection with the Merger, the Company incurred approximately $15.025 million of restructuring costs which have been charged to operations in the three month period ended March 31, 1996. Of these costs, approximately $4.1 million related to involuntary severance of employees, $2.5 million related to the consolidation of facilities, $5.4 million related to the write-down of software and equipment that will be obsolete as a result of the adoption of new systems, and $3.0 million related to other miscellaneous Merger related costs.

     Tokos recorded income tax expenses of $75,000 related to state franchise taxes in the three month period ended March 31, 1995. Neither Tokos in 1995 nor the Company in 1996 recorded federal or state income tax benefits. The operating loss will be available to offset future taxable income, if any.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31,1996 the Company had cash and short-term investments of $36.959 million.

     Net cash provided by operating activities was $2.638 million for the three month period ended March 31,1996, compared with cash used by operating activities of $554,000 for the same period in 1995. Included in cash flow from operating activities are payments of approximately $850,000 for Merger related restructuring costs. Net cash provided by investing activities increased to $291,000 in the three month period ended March 31, 1996 as compared to $147,000 cash used in investing activities in the same period in 1995. During 1995, Tokos purchased certain physician-owned companies for which it originally provided services and during 1995 and the first quarter of 1996, Healthdyne purchased the minority interest of certain affiliated partnerships. Notes issued in connection with these acquisitions have a balance outstanding of $3.2 million at March 31, 1996. The remaining balances are to be paid at various times over the next one to four years.

     In July 1995, Tokos reached a $10.0 million settlement with the plaintiffs in a class action securities suit, which is subject to court approval. Tokos accrued an aggregate liability, net of insurance proceeds, of $5.75 million for its portion of the settlement. Tokos has paid $750,000 cash with the remaining $5.0 million payable by the Company in cash or by the issuance of Matria Common Stock following court approval, which is expected in 1996.

     The Company will incur substantial costs in connection with the Merger. These costs include: (i) restructuring costs incurred by Tokos of approximately $15.0 million, consisting of $4.1 million relating to severance costs of terminated employees, $2.5 million of lease termination costs for duplicate facilities, $5.4 million for the write-off of computer equipment and $3.0 million for other Merger-related expenses; (ii) additional liabilities incurred by Healthdyne as a result of the Merger of approximately $9.4 million, consisting of $9.2 million relating to severance costs of terminated employees and $200,000 for patient service centers specifically identified to be closed; and (iii) transaction costs of approximately $3.7 million, consisting of $2.3 million for investment banking fees, $1.0 million for legal and accounting fees and $400,000 for other costs such as document printing and mailing and filing fees.

     Additionally, Matria may be required to make additional severance payments of approximately $7.9 million in accordance with employment agreements with certain officers of Tokos and Healthdyne, and may be required to place in trust approximately $3.2 million under a retirement benefit awards program for such officers.

     The Company believes that its current cash balances, including those acquired from Healthdyne, and expected cash flows from operations and investing activities, along with amounts available under the $10.0 million line of credit assumed from Tokos will be sufficient to finance its current operations for the foreseeable future.

     This Management's Discussion and Analysis contains forward-looking statements including statements concerning expected increases in revenues arising from the Merger, expected increased revenues arising from the marketing of fetal fibronectin immunoassay, expected synergies arising from the Merger, the effect of goodwill on the Company's results of operations, capital expenditures to be made in the future and the adequacy of Matria's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the home healthcare industry and the general economy; competitive factors, such as the possible entry of large diversified healthcare companies into the obstetrical home healthcare business; new technologies and pricing pressures; changes in third-party reimbursement policies and practices and regulatory requirements applicable to the Company's business; management decisions to pursue new product lines or lines of business which involve additional costs, risks or capital expenditures; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1995.

                         PART II  -  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Prior to the Merger, Healthdyne and Tokos, as the sole shareholders of the Company, took various actions by unanimous written consents on January 30, 1996 and February 6, 1996 to approve the change in the Company's name to Matria Healthcare, Inc., approve the 1996 Stock Incentive Plan, the Directors' Non-qualified Stock Option Plan, and the 1996 Employee Stock Purchase Plan and to address various other matters in connection with the Merger.

On March 8, 1996, prior to the Merger of Healthdyne and Tokos with and into the Company, the 1996 annual meeting of shareholders of the Company was held. The only action taken at the meeting was the election of directors in the class of directors whose terms expired at the 1996 annual meeting of shareholders. Messrs. Carl E. Sanders and Craig T. Davenport were unanimously elected as directors to serve for the term expiring at the 1999 annual meeting of shareholders or until their respective successors shall have been duly elected and qualified. The following are the other directors whose terms of office continued after the 1996 annual meeting:


                    For the Term Expiring at the 1997 Annual
                    Meeting of Stockholders:

                         Jackie M. Ward
                         Frederick P. Zuspan, M.D.
                         Thomas W. Erickson
                         David L. Goldsmith


                    For the Term Expiring at the 1998 Annual
                    Meeting of Stockholders:

                         Robert F. Byrnes
                         Parker H. Petit
                         Morris S. Weeden
                         Gene P. Guselli


     In addition, Healthdyne and Tokos each held a Special Meeting of their respective shareholders on March 6, 1996. By proxy, their respective shareholders of record on January 31, 1996 approved the Merger of Healthdyne and Tokos with and into the Company and approved the adoption of the Company's 1996 Stock Incentive Plan, the 1996 Directors' Non-Qualified Stock Option Plan and the 1996 Employee Stock Purchase Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

 (a)      Exhibits
          (27) Financial Data Schedule

 (b) The Company filed a Current Report on Form 8-K reporting the merger of the Company with the Successor Companies (Item 2. Acquisition or Disposition of Assets) on March 22, 1996 and amended the same by Amendment No. 1 on Form 8-K/A filed March 29, 1996. The Form 8-K/A included copies of certain financial statements, including audited financial statements of Tokos, audited financial statements of Healthdyne and pro forma financial statements of the Company.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Matria Healthcare,  Inc.



May 14, 1996                           By:  /s/ Donald R. Millard
                                          ----------------------------
                                          Donald R. Millard
                                          Senior Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                                          (duly authorized and principal
                                          financial officer.)