Form 10-Q
period 1996-06-30
MATRIA HEALTHCARE INC
filed 1996-08-14
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



  X        Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
- -----      Exchange Act of 1934 for the quarterly period ended  June 30, 1996.
                                                               --------------

                                       or

           Transition Report pursuant to Section 13 or 15 (d) of the Securities
- ------     Exchange Act of 1934 for the transition period from        to       .
                                                               -------   ------

Commission file number 0-20619


                            Matria Healthcare, Inc.
- -------------------------------------------------------------------------------
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

The number of shares outstanding of the issuer's only class of Common Stock, $ .01 par value, as of July 30, 1996 was 36,028,610 .
                                         ----------

                         PART I - FINANCIAL INFORMATION
                            MATRIA HEALTHCARE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                  (Unaudited)

                                                                            June 30,          December 31,
ASSETS                                                                        1996                1995
- ------                                                                     ----------         ------------
Current assets:


    Cash and cash equivalents                                                $ 11,875              4,793
    Short-term investments                                                     27,694              3,273
    Trade accounts receivable, less allowances of $17,370
      and $7,600 in 1996 and 1995, respectively                                24,306             17,767
    Inventories                                                                 2,163              1,288
    Prepaid expenses and other current assets                                   4,265                708
                                                                             --------            -------
    Total current assets                                                       70,303             27,829


Property and equipment, less accumulated depreciation of
    $14,092 and $16,130 in 1996 and 1995, respectively                         15,460              7,858
Excess of cost over net assets of businesses acquired, less
    accumulated amortization of $12,770 and $1,967 in
    1996 and 1995, respectively                                               156,736              4,556
Software and other intangibles, less accumulated amortization
    of $992 and $587 in 1996 and 1995, respectively                             7,363              1,034
Other assets                                                                    3,277              3,306
                                                                             --------            -------

                                                                             $253,139             44,583
                                                                             ========            =======

                            MATRIA HEALTHCARE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                  (Unaudited)

                                                                         June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      1996           1995
- ------------------------------------                                   ---------     ------------

Current Liabilities:

    Accounts payable, principally trade                                 $  6,802         2,625
    Current installments of long-term debt
      and obligations under capital leases                                 2,902         1,914
    Accrued expenses and other current liabilities                        35,021         8,431
                                                                        --------      --------

    Total current liabilities                                             44,725        12,970

Long-term debt and obligations under capital leases, excluding
    current installments                                                   4,163         2,124
Other long-term liabilities                                               11,094             -
                                                                        --------      --------

    Total liabilities                                                     59,982        15,094

Shareholders' equity:
    Preferred stock, $.01 par value, 50,000 shares
      authorized at June 30, 1996 and $.001
      par value 2,000 authorized at December 31, 1995.
      None issued at June 30, 1996 and December 31, 1995                       -             -

    Common stock, $.01 par value, 100,000 shares
      authorized, 35,189 shares issued at June 30, 1996;
      $.001 par value, 60,000 shares authorized, 17,660
      shares issued at December 31, 1995                                     360            18

    Additional paid-in capital                                           279,755        87,608
    Notes receivable and accrued interest from officers                   (3,333)       (3,630)
    Accumulated deficit                                                  (83,625)      (53,968)
                                                                        --------      --------
                                                                         193,157        30,028

    Treasury stock, at cost                                                    -          (539)
                                                                        --------      --------

     Total shareholders' equity                                          193,157        29,489
                                                                        --------      --------
                                                                        $253,139        44,583
                                                                        ========      ========

See accompanying notes to consolidated condensed financial statements.

                            MATRIA HEALTHCARE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                       Three Months ended June 30,          Six Months ended June 30,
                                                       ---------------------------          -------------------------
                                                           1996             1995               1996            1995
                                                       ----------       ----------          ---------       ---------
Revenues                                               $ 35,588            22,067              60,338        45,931

Cost and expenses:
  Cost of revenues                                       15,317             9,753              26,041        19,895
  Selling and administrative                             18,385            12,049              34,034        25,017
  Provision for doubtful accounts                         2,086             1,324               3,553         2,758
  Amortization of goodwill and other intangibles          8,687               432              11,698           724
  Restructuring costs                                         -               530              15,025         2,053
  Settlement of litigation                                    -             4,300                   -         4,300
                                                       --------           -------            --------       -------
                                                         44,475            28,388              90,351        54,747
                                                                          -------            --------       -------
  Operating loss                                         (8,887)           (6,321)            (30,013)       (8,816)
Interest expense                                           (112)              (91)               (255)         (193)
Interest income                                             448               194                 650           399
Other income (expense), net                                 (16)               42                 (39)           88
  Loss before income taxes                               (8,567)           (6,176)            (29,657)       (8,522)

Income tax expense                                            -                75                   -           150
                                                       --------           -------            --------       -------
Net loss                                               $ (8,567)           (6,251)            (29,657)       (8,672)
                                                       ========           =======            ========       =======


Net loss per common share
  and common share equivalent                          $   (.25)             (.36)              (1.04)         (.50)
                                                       ========           =======            ========       =======


Weighted average number of common shares
  and common share equivalents                           34,960            17,338              28,505        17,311
                                                       ========           =======            ========       =======


See accompanying notes to consolidated condensed financial statements.

                            MATRIA HEALTHCARE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                  (Unaudited)


                                                                                       Six Months ended
                                                                             -----------------------------------
                                                                                           June 30,
                                                                             -----------------------------------
                                                                                 1996                    1995
                                                                             ------------            -----------
Cash Flows from Operating Activities:
  Net loss                                                                     $(29,657)                 (8,672)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Restructuring costs and asset write-downs                                  15,025                       -
      Depreciation and amortization                                              13,986                   3,473
      Provision for doubtful accounts                                             3,553                   2,758
      Unrealized losses (gain) on short-term investments                            108                     (89)
      Purchase of short-term investments                                         (8,381)                   (526)
      Sales of short-term investments                                            12,739                     956
      Other                                                                         186                    (166)
  Changes in operating assets and liabilities, net of
    effect of acquisitions:
      Decrease in accounts receivable                                               827                     998
      Decrease in prepaids and other current assets                               1,455                     663
      Decrease (increase) in other assets                                           190                    (246)
      Increase (decrease) in accounts payable                                     2,528                  (1,251)
      Increase (decrease) in accrued expenses and other current liabilities      (8,476)                  3,755
                                                                               --------                 -------
  Net cash provided by operating activities                                       4,083                   1,653

Cash Flows from Investing Activities:
      Purchases of property and equipment                                        (2,144)                   (821)
      Disposition of property and equipment                                         621                       -
      Acquisition of businesses, net of cash acquired                             2,378                      76
                                                                               --------                 -------
  Net cash provided by (used in) investing activities                               855                    (745)

Cash Flows from Financing Activities:
      Proceeds from issuance of debt                                              1,530                       -
      Principal repayments of debt and capital lease obligations                 (2,619)                 (3,117)
      Proceeds from issuance of common stock                                      3,233                     495
                                                                               --------                 -------
  Net cash provided by (used in) financing activities                             2,144                  (2,622)
                                                                               --------                 -------

  Increase (decrease) in cash and cash equivalents                                7,082                  (1,714)

  Cash and cash equivalents at beginning of period                                4,793                   9,149
                                                                               --------                 -------

  Cash and cash equivalents at end of period                                   $ 11,875                   7,435
                                                                               ========                 =======



See accompanying notes to consolidated condensed financial statements.

                            MATRIA HEALTHCARE, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                             (Amounts in thousands)
                                  (Unaudited)


1.       General

         The consolidated condensed financial statements as of June 30, 1996 are unaudited. Certain reclassifications of prior period information have been made to conform to current year presentation. On March 8, 1996 Tokos Medical Corporation (Delaware)("Tokos") and Healthdyne, Inc. ("Healthdyne") merged with and into Matria Healthcare, Inc.("Matria" or the "Company") (see Note 3 - Acquisitions). The merger was accounted for using the purchase method with Tokos being deemed to be the acquirer, and accordingly, the financial statements include only the results of operations for Tokos for 1995 and the first two months of 1996 and for the combined Tokos and Healthdyne since such date. Effective June 1, 1996 the Company also acquired National Reproductive Medical Centers, Inc. ("NRMC") (see Note 3). The NRMC acquisition was accounted for using the purchase method of accounting and the results of operations of NRMC since June 1, 1996 are included in the consolidated operations of the Company. The results for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the full year ending December 31, 1996.

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

3.       Acquisitions

         On March 8, 1996, the Company completed a merger (the "Merger") with Tokos and Healthdyne, national providers of specialized obstetrical home healthcare and risk assessment services, following the approval of the respective shareholders of each company. Under the terms of the Agreement and Plan of Merger, each share of common stock outstanding on March 8, 1996, of Tokos and Healthdyne was exchanged for one share of Common Stock, par value $.01 per share, of Matria, a newly created Delaware corporation. In the Merger, Matria issued approximately 17.0 million shares of its Common Stock to Healthdyne shareholders and approximately 17.7 million shares of its Common Stock to Tokos shareholders. The Merger was accounted for using the purchase method and Tokos has been deemed the acquirer since Tokos shareholders received approximately 51% of the newly issued shares.

         The purchase price of Healthdyne was $186.697 million, of which $156.922 million was allocated to goodwill and other intangibles and is being amortized on a straight-line basis over 5 years.

         The financial position and results of operations of Tokos and Healthdyne were consolidated effective March 1, 1996.

         In March 1995 Healthdyne made a $ 1.250 million cash payment to acquire a 15% ownership interest in NRMC, a multi-site provider of infertility treatment services. Effective June 1, 1996 the Company purchased the remaining 85% ownership interest in NRMC. Total acquisition costs of $14.207 million included the issuance of 779,679 shares of the Company's Common Stock valued at $8.50 per share ($6.627 million), assumption of NRMC common stock options and the substitution of options to purchase 60,604 of the Company's Common Stock valued at $8.50 per share ($515,134), and payment of $6.740 million payment in cash to former NRMC shareholders (including the $1.250 million payment for the initial 15% investment) and $325,000 of transaction costs.

         As part of the transaction in, the Company agreed to provide stock price protection at $8.50 per share, until the shares of Common Stock issued in connection with the transaction have been registered for resale under a Registration Statement to be filed with the Securities and Exchange Commission. If the average closing price per share of the Company's Common Stock for the five trading days prior to the effective date of the Registration Statement falls below $8.50 per share, the Company must, at its sole discretion, issue either additional shares of its Common Stock or pay cash to former NRMC shareholders. The issuance of such additional shares or payment of cash will not affect the recorded purchase price. Contingently issuable shares will be measured at the end of each reporting period based upon the market price of the Company's common stock at the close of such period.

         The NRMC acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at acquisition. The excess of purchase price over the fair values of the net assets acquired was $14.034 million and is being amortized on a straight-line basis over 5 years.

         Results of operations of NRMC have been included in the consolidated results of operations of the Company since June 1, 1996.

         Pro forma unaudited consolidated operating results of the Company, Healthdyne and NRMC for the three and six month periods ended June 30, 1996, assuming the acquisitions had been made as of January 1, 1996 are summarized below:

                                              (Amounts in thousands, except per share data)
                                              Three Months ended         Six Months ended
                                                 June 30, 1996             June 30, 1996
                                            ----------------------    -----------------------
                 Revenue                            38,023                     77,264
                 Net loss                           (9,042)                   (36,547)
                 Loss per share                      (0.25)                     (1.03)

         The pro forma information includes certain adjustments such as additional amortization expense as a result of goodwill. The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1996 or the future results of operation of the consolidated entities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

         On March 8, 1996, Tokos and Healthdyne merged with and into the Company which had been created solely for the purpose of the Merger. Pursuant to the terms of the Agreement and Plan of Merger, dated October 2, 1995, as amended, among Tokos, Healthdyne and the Company, each share of common stock outstanding on March 8, 1996 of Tokos and Healthdyne was exchanged for one share of the Company's Common Stock. The Company issued approximately 17,007,000 shares of Common Stock to former Healthdyne shareholders and approximately 17,655,000 shares to former Tokos shareholders. The Merger was accounted for using the purchase method of accounting, and Tokos was deemed to be the acquirer since its shareholders received approximately 51% of the newly issued shares of Company's Common Stock.

         In March 1995, Healthdyne acquired a 15% ownership interest in NRMC for $1.250 million cash and effective June 1, 1996 the Company acquired the remaining 85% by the issuance of 779,679 shares of the Company's Common Stock and the assumption of NRMC common stock options which were converted into options to purchase 60,604 of the Company's Common Stock with a total combined value of $7.142 million and cash payments of $5.815 million, including transaction costs of $325,000. The acquisition was accounted for using the purchase method of accounting.

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

         The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner had an impact on the Company's predecessor companies and is expected to continue to have an impact on the Company. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced, cost-effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. The Company anticipates that this trend will continue and is attempting to focus its efforts on services, some of which are offered in conjunction with third-party payors, which it believes can benefit from this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of Tokos and Healthdyne incorporated into the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission (the "Commission"). Since the results of Matria for the six month period ended June 30, 1996 include the results of Healthdyne only since March 1, 1996 and NRMC only since June 1, 1996 and also include certain costs and expenses associated with the Merger, the historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS.

         Revenues increased $13.521 million or 61.3% and $14.407 million or 31.4% in the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The decline in revenues experienced by Tokos throughout 1995 as a result of decreases in preterm labor management patient service days continued into the first half of 1996; however, this decline was offset by the additional Healthdyne revenues included in the Company's revenues from March 1, 1996 through June 30, 1996, and by the additional NRMC revenues for June 1996 included in the Company's revenues.

         Revenues of the Company are expected to increase in 1996 as a result of the addition of Healthdyne's and NRMC's revenues to the revenues of Tokos (Healthdyne's 1995 revenues were $69.600 million and NRMC's revenues for the period January 1, 1996 through June 30, 1996 were $7.300 million). Additional revenues are also expected in 1996 from the marketing of the fetal fibronectin immunoassay, a new in vitro diagnostic device used as an aid in assessing the risk of preterm delivery in women with symptoms of preterm labor. Through a marketing agreement entered into by Tokos in 1991, the Company has exclusive rights to market this product in the United States, Canada and Puerto Rico.
The FDA approved a Pre-Market Approval Application for this product in September, 1995 and the Company began marketing the product during the second quarter of 1996 as a means of predicting whether preterm delivery was likely in women with symptoms associated with preterm labor. The FDA recently granted expedited review status to an application filed by the manufacturer of the product in an effort to expand the marketing indication for the fetal fibronectin immunoassay to asymptomatic patients - women who do not have symptoms of preterm labor.

         Cost of patient services as a percent of revenues for the three month period ended June 30, 1996 declined to 43.0% from 44.2% in the same period in 1995. These costs remained relatively constant at 43.2% and 43.3% for the six month periods ended June 30, 1996 and 1995, respectively. Reductions of these costs are expected to be achieved through further consolidation of service sites and operating efficiencies.

         Selling and administrative expenses increased $9.017 million to $34.034 million (56.4% of revenues) for the six month period ended June 30, 1996 compared with $25.017 million (54.5% of revenues) for the same period in 1995. The increase was primarily related to maintaining duplicate facilities and staffing during the transition phase of the Merger. Although these costs increased in absolute dollars in the three month period ended June 30, 1996 to $18.385 million (51.7% of revenues) from $12.049 million (54.6% of revenues), these costs declined as a percentage of revenues as facilities were consolidated and staff reductions were made as a result of the Merger.

         Excluding the amortization of the additional goodwill and other intangibles associated with the Merger ($32.451 million per year for five years), the Company expects to achieve annualized cost savings compared to the historical combined costs of Tokos and Healthdyne of approximately $30.000 million by 1997, primarily as a result of reductions of patient services center expenses in overlapping geographic locations, elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. No assurance can be given, however, that difficulties will not be encountered in integrating the operations of Tokos and Healthdyne or that the full benefits and attendant cost savings expected from such integration will be realized or achieved in the expected time frame.

         As a result of the Merger and the acquisition of NRMC, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill (as opposed to tangible assets such as cash, accounts receivable, inventory and equipment). At June 30, 1996, the Company's total assets were $253.139 million, of which $164.099 million, or 64.8% of total assets, were goodwill and intangibles. In addition, the amortization or any future write-down of such goodwill and intangibles by the Company could have a material adverse effect on the results of operations of the Company.

         The Company provides for estimated uncollectable accounts as revenues are recognized. The provision for doubtful account as a percentage of revenues was approximately 6% for the three and six month periods ended June 30, 1996 and 1995. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

         During 1995, as Tokos' revenues continued to decline, specific decisions were made and communicated by management related to cost reduction efforts. The cost reduction plan consisted of reductions in the workforce (comprised of personnel within information systems, reimbursement, administrative support and to a lesser extent clinical services) and termination of several facility leases. In connection with these cost reduction activities, Tokos incurred $2.053 million of restructuring costs in the first half of 1995. In connection with the Merger, the Company incurred approximately $15.025 million of restructuring costs which were charged to operations in the three month period ended March 31, 1996. Of these costs, approximately $4.100 million related to involuntary severance of employees, $2.500 million related to the consolidation of facilities, $5.400 million related to the write-down of software and equipment that will be obsolete as a result of the adoption of new systems, and $3.000 million related to other miscellaneous Merger related costs.

         Tokos recorded income tax expense of $75,000 and $150,000 related to state franchise taxes in the three and six month periods ended June 30, 1995, respectively. Neither Tokos in 1995 nor the Company in 1996 recorded federal or state income tax benefits. The tax operating loss will be available to offset future taxable income, if any.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30,1996 the Company had cash and short-term investments of $39.569 million.

         Net cash provided by operating activities was $4.083 million for the six month period ended June 30,1996, compared with $1.653 million for the same period in 1995.

For the six month period ended June 30, 1996, net cash flow, was reduced by payments of approximately $8.800 million for Merger related costs. Net cash provided by investing activities increased to $855,000 in the six month period ended June 30, 1996, as compared to $745,000 cash used in investing activities in the same period in 1995. During 1995, Tokos purchased certain physician-owned companies for which it originally provided services and during 1995 and the first quarter of 1996, Healthdyne purchased the minority interest of certain affiliated partnerships. Notes issued in connection with these acquisitions have a balance outstanding of $2.592 million at June 30, 1996. The remaining balances are to be paid at various times over the next one to four years.

         In July 1995, Tokos reached a $10.000 million settlement, subject to court approval, with the plaintiffs in a class action securities lawsuit. Tokos accrued an aggregate liability, net of insurance proceeds, of $5.750 million for its portion of the settlement. Tokos, prior to the Merger, paid $750,000 cash. Final court approval of the settlement was received in June 1996 and in July 1996 the Company made the final $5.000 million payment in cash, together with accrued interest of $344,623.

         The purchase price of NRMC included a $5.500 million cash payment to shareholders of NRMC. Since these cash payments were made in July 1996, they have been included in "Accrued Expenses and Other Current Liabilities" in the Company's Consolidated Condensed Balance Sheet as of June 30, 1996.

         The Company incurred substantial costs in connection with the Merger. These costs include: (i) restructuring costs incurred by Tokos of approximately $15.025 million, consisting of $4.100 million relating to severance costs of terminated employees, $2.500 million of lease termination costs for duplicate facilities, $5.400 million for the write-off of computer equipment and $3.025 million for other Merger-related expenses; (ii) additional liabilities incurred by Healthdyne as a result of the Merger of approximately $9.350 million, consisting of $9.200 million relating to severance costs of terminated employees and $150,000 for patient service centers specifically identified to be closed; and (iii) transaction costs of approximately $3.700 million, consisting of $2.275 million for investment banking fees, $1.000 million for legal and accounting fees and $425,000 for other costs such as document printing and mailing and filing fees. As of June 30, 1996 the remaining liability for these estimated costs was approximately $11.575 million.

         Additionally, the Company may be required to make additional severance payments of approximately $7.900 million in accordance with employment agreements with certain officers of Tokos and Healthdyne, and may be required to place in trust approximately $3.200 million under a retirement benefit awards program for such officers.

         The Company believes that its current cash balances, including those acquired from Healthdyne and NRMC, and expected cash flows from operations and investing activities, will be sufficient to finance its current operations and fund any expansion of NRMC's business for the foreseeable future.

         This Management's Discussion and Analysis contains forward-looking statements including statements concerning expected increases in revenues arising from the Merger, expected increased revenues arising from the marketing of fetal fibronectin immunoassay, expected synergies arising from the Merger, the effect of goodwill on the Company's results of operations, capital expenditures to be made in the future and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the home healthcare industry and the general economy; competitive factors, such as the possible entry of large diversified healthcare companies into the obstetrical home healthcare business; new technologies and pricing pressures; changes in third-party reimbursement policies and practices and regulatory requirements applicable to the Company's business; management decisions to pursue new product lines or lines of business which involve additional costs, risks or capital expenditures; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1995.

                         PART II  -  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.

         As previously disclosed in July 1995, Tokos Medical Corporation ("Tokos"), a predecessor of the Company, reached a $10.000 million settlement in the lawsuit entitled In re Tokos Medical Securities Litigation filed in the United States District Court for the Central District of California. Tokos' cost, was $5.750 million, net of insurance proceeds, was $5.750 million for its portion of the settlement. Tokos previously paid $750,000 cash and the remaining $5.000 million, plus interest in the amount of $344,623, was paid in cash by the Company in July 1996 following final court approval of the settlement in June 1996. The full cost of the settlement had been accrued by Tokos prior to the merger with the Company and, consequently, will not impact the Company's results of operations for current periods.



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

  (a)          Exhibits
               (27) Financial Data Schedule (For SEC use only)

(11) (b) The Company filed a Current Report on Form 8-K (Item 2. Acquisition or Disposition of Assets) reporting the merger of a wholly-owned subsidiary of the Company with and into National Reproductive Medical Centers, Inc., a Delaware Corporation ("NRMC"), on July 24, 1996 and will amend the same by Amendment No. 1 on Form 8-K/A on or before September 13, 1996 to provide pro forma financial information not currently available. The Form 8-K included copies of certain financial statements, including audited financial statements of NRMC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Matria Healthcare,  Inc.


August 13, 1996                By:  /s/  Donald R. Millard
                                   ------------------------------------
                                         Donald R. Millard
                                         Senior Vice President-Finance,
                                         Chief Financial Officer and Treasurer
                                         (duly authorized and principal
                                         financial officer.)