Form 10-Q
period 1996-09-30
MATRIA HEALTHCARE INC
filed 1996-11-14
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 X     Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
---    Exchange Act of 1934 for the quarterly period ended September 30, 1996.
                                                           ------------------

                                                          or

 X     Transition Report pursuant to Section 13 or 15 (d) of the Securities
---    Exchange Act of 1934 for the transition period from         to      .
                                                           --------  ------

Commission file number 0-20619


                             Matria Healthcare, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            58-2205984
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


1850 Parkway Place, 12th Floor,  Marietta,  Georgia             30067
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

                                 (770) 423-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES     X         NO
                                         -------          -------

The number of shares outstanding of the issuer's only class of Common Stock, $
 .01 par value, as of November 1, 1996 was 36,224,116 .
                                          ----------

                         PART I - FINANCIAL INFORMATION
                             MATRIA HEALTHCARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                   (Unaudited)

                                                                           September 30,                   December 31,
ASSETS                                                                         1996                            1995
                                                                           -------------                       -----

Current assets:


     Cash and cash equivalents                                             $       4,599                       4,793
     Short-term investments                                                       22,211                       3,273
     Trade accounts receivable, less allowances of $16,469
       and $7,600 in 1996 and 1995, respectively                                  23,457                      17,767
     Inventories                                                                   1,899                       1,288
     Prepaid expenses and other current assets                                     3,977                         708
                                                                           -------------                       -----
     Total current assets                                                         56,143                      27,829


Property and equipment, less accumulated depreciation of
     $15,391 and $16,130 in 1996 and 1995, respectively                           15,530                       7,858
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $21,368 and $1,967 in
     1996 and 1995, respectively                                                 149,874                       4,556
Software and other intangibles, less accumulated amortization
     of $1,668 and $587 in 1996 and 1995, respectively                             6,705                       1,034
Other assets                                                                       3,256                       3,306
                                                                           -------------                       -----

                                                                           $     231,508                      44,583
                                                                           =============                      ======


                             MATRIA HEALTHCARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY                                            September 30,   December 31,
                                                                                    1996            1995
                                                                                  ---------        -------
Current Liabilities:

     Accounts payable, principally trade                                          $   4,620          2,625
     Current installments of long-term debt
       and obligations under capital leases                                           2,374          1,914
     Accrued expenses and other current liabilities                                  20,988          8,431
                                                                                  ---------        -------

     Total current liabilities                                                       27,982         12,970

Long-term debt and obligations under capital leases, excluding
     current installments                                                             4,040          2,124
Other long-term liabilities                                                          12,733           --
                                                                                  ---------        -------

     Total liabilities                                                               44,755         15,094

Shareholders' equity:
     Preferred stock, $.01 par value, 50,000 shares authorized at September 30,
       1996; $.001 par value 2,000 shares authorized at December 31, 1995;
       none issued at September 30, 1996 and December 31, 1995                         --             --

     Common stock, $.01 par value, 100,000 shares authorized, 36,211 shares issued at September 30, 1996; $.001 par value, 60,000 shares authorized,
       17,660 shares issued at December 31, 1995                                        362             18


     Additional paid-in capital                                                     280,734         87,608
     Notes receivable and accrued interest from officers                             (3,374)        (3,630)
     Accumulated deficit                                                            (90,969)       (53,968)
                                                                                  ---------        -------
                                                                                    186,753         30,028

     Treasury stock, at cost                                                           --             (539)
                                                                                  ---------        -------

      Total shareholders' equity                                                    186,753         29,489
                                                                                  ---------        -------
                                                                                  $ 231,508         44,583
                                                                                  =========        =======

See accompanying notes to consolidated condensed financial statements.

                             MATRIA HEALTHCARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   Three Months ended September 30,             Nine Months ended September 30,
                                                   --------------------------------             -------------------------------
                                                        1996              1995                       1996             1995
                                                        ----              ----                       ----             ----

Revenues                                         $      36,594            21,062                    96,933           66,993

Cost and expenses:
   Cost of revenues                                     15,275             9,064                    41,321           28,959
   Selling and administrative                           17,539            11,256                    51,572           36,274
   Provision for doubtful accounts                       2,057             1,262                     5,611            4,020
   Amortization of goodwill and other intangibles        9,274               336                    20,973            1,059
   Restructuring costs                                       -               215                    15,025            2,268
   Settlement of litigation                                  -                 -                         -            4,300
                                                 -------------            ------                    ------           ------
                                                        44,145            22,133                   134,502           76,880
                                                 -------------            ------                    ------           ------
     Operating loss                                    ( 7,551)           (1,071)                  (37,569)          (9,887)
Interest expense                                           (86)             (104)                     (341)            (297)
Interest income                                            277               189                       927              588
Other income (expense), net                                 16                (9)                      (18)              79
                                                 -------------            ------                    ------           ------
     Loss before income taxes                           (7,344)             (995)                  (37,001)          (9,517)

Income tax expense                                           -                 -                         -              150
                                                 -------------            ------                    ------           ------
Net loss                                         $      (7,344)             (995)                  (37,001)          (9,667)
                                                 =============            ======                    ======           ======


Net loss per common share
   and common share equivalent                   $        (.20)             (.06)                    (1.19)            (.56)
                                                 =============            ======                    ======           ======


Weighted average number of common shares
   and common share equivalents                         36,044            17,406                    31,018           17,343
                                                 =============            ======                    ======           ======



See accompanying notes to consolidated condensed financial statements.

                             MATRIA HEALTHCARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                   (Unaudited)


                                                                                 Nine Months ended September 30,
                                                                                 -------------------------------
                                                                                     1996                1995
                                                                                     ----                ----
Cash Flows from Operating Activities:
   Net loss                                                                       $ (37,001)            (9,667)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Restructuring costs and asset write-downs                                     15,025               --
       Depreciation and amortization                                                 24,559              5,048
       Provision for doubtful accounts                                                5,611              4,020
       Unrealized losses (gain) on short-term investments                               117                (99)
       Purchase of short-term investments                                           (14,158)              (526)
       Sales of short-term investments                                               23,990                920
       Other                                                                            145               (199)
   Changes in operating assets and liabilities, net of effect of acquisitions:
       Decrease (increase) in accounts receivable                                      (382)             1,124
       Decrease in prepaids and other current assets                                  2,113                836
       Decrease (increase) in other assets                                              106               (102)
       Increase (decrease) in accounts payable                                          346             (1,988)
       Increase (decrease) in accrued expenses and other current liabilities        (22,604)             2,980
                                                                                  ---------            -------
   Net cash provided by (used in) operating activities                               (2,133)             2,347
                                                                                  ---------            -------

Cash Flows from Investing Activities:
       Purchases of property and equipment                                           (3,531)            (1,100)
       Disposition of property and equipment                                            621               --
       Acquisition of businesses, net of cash acquired                                2,378                 44
       Payment of note receivable and interest from officer                            --                  121
                                                                                  ---------            -------
   Net cash used in investing activities                                               (532)              (935)
                                                                                  ---------            -------

Cash Flows from Financing Activities:
       Proceeds from issuance of debt                                                 1,559               --
       Principal repayments of debt and capital lease obligations                    (3,180)            (5,454)
       Proceeds from issuance of common stock                                         4,092                914
                                                                                  ---------            -------
   Net cash provided by (used in) financing activities                                2,471             (4,540)
                                                                                  ---------            -------

   Decrease in cash and cash equivalents                                               (194)            (3,128)

   Cash and cash equivalents at beginning of period                                   4,793              9,149
                                                                                  ---------            -------

   Cash and cash equivalents at end of period                                     $   4,599              6,021
                                                                                  =========            =======

See accompanying notes to consolidated condensed financial statements.


                             MATRIA HEALTHCARE, INC.

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (Unaudited)


1.       General

         The consolidated condensed financial statements as of September 30, 1996 are unaudited. Certain reclassifications of prior period information have been made to conform to current year presentation. On March 8, 1996 Tokos Medical Corporation (Delaware)("Tokos") and Healthdyne, Inc. ("Healthdyne") merged with and into Matria Healthcare, Inc.("Matria" or the "Company") (see Note 3 - Acquisitions). The merger was accounted for using the purchase method of accounting with Tokos deemed to be the acquirer, and accordingly, the financial statements include the results of operations for Tokos only for 1995 and the first two months of 1996 and for Tokos and Healthdyne combined since such date. Effective June 1, 1996 the Company also acquired National Reproductive Medical Centers, Inc. ("NRMC") (see Note 3). The NRMC acquisition was accounted for using the purchase method of accounting, and the results of operations of NRMC since June 1, 1996 are included in the consolidated operations of the Company. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the full year ending December 31, 1996.

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Tokos and Healthdyne incorporated by reference into the Company's Form 10-K for the year ended December 31, 1995 from the Company's Report on Form 8-K/A filed on March 29, 1996.


2.       Loss Per Share of Common Stock

         The loss per common share and common share equivalent was based on the weighted average number of common shares outstanding. The inclusion of additional shares assuming the exercise of stock options would have been antidilutive. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss per share are the same.

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

         In March 1995 Healthdyne made a $ 1.250 million cash payment to acquire a 15% ownership interest in NRMC, a multi-site provider of infertility treatment services. Effective June 1, 1996 the Company purchased the remaining 85% ownership interest in NRMC. Total acquisition costs of $14.207 million included the issuance of 779,679 shares of the Company's Common Stock valued at $8.50 per share ($6.627 million), assumption of NRMC common stock options and the substitution of options to purchase 60,604 of the Company's Common Stock valued at $8.50 per share ($ 515,134), and payment of $6.740 million payment in cash to former NRMC shareholders (including the $1.250 million payment for the initial 15% investment) and $325,000 of transaction costs.

         As part of the NRMC transaction, the Company agreed to provide stock price protection at $8.50 per share until the shares of Common Stock issued in connection with the transaction were registered for resale. The average closing price per share of the Company's Common Stock for the five trading days prior to the September 16, 1996 effective date of the Registration Statement for such resales was $7.30. Consequently, this guarantee resulted in the issuance of 126,903 additional shares of the Company's Common Stock in the third quarter of but 1996 did not affect the recorded purchase price.

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

         Pro forma unaudited consolidated operating results of the Company, Healthdyne and NRMC for the nine month period ended September 30, 1996, assuming the acquisitions had been made as of January 1, 1996 are summarized below:

                  (Amounts in thousands, except per share data)
                                                              Nine Months ended
                                                              September 30, 1996
                                                              ------------------
                  Revenue                                            113,858
                  Net loss                                           (43,891)
                  Loss per share                                       (1.23)

         The pro forma information includes certain adjustments such as additional amortization expense as a result of goodwill. The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1996 or the future results of operations of the consolidated entities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

         On March 8, 1996, Tokos and Healthdyne merged with and into the Company, which had been created solely for the purpose of the Merger. Pursuant to the terms of the Agreement and Plan of Merger, dated October 2, 1995, as amended, among Tokos, Healthdyne and the Company, each share of common stock outstanding on March 8, 1996 of Tokos and Healthdyne was exchanged for one share of the Company's Common Stock. The Company issued approximately 17,007,000 shares of Common Stock to former Healthdyne shareholders and approximately 17,655,000 shares to former Tokos shareholders. The Merger was accounted for using the purchase method of accounting, and Tokos was deemed to be the acquirer since its shareholders received approximately 51% of the newly issued shares of the Company's Common Stock.

         In March 1995, Healthdyne acquired a 15% ownership interest in NRMC for $1.250 million cash, and effective June 1, 1996 the Company acquired the remaining 85% by the issuance of 906,582 shares of the Company's Common Stock and the assumption of NRMC common stock options which were converted into options to purchase 60,604 shares of the Company's Common Stock with a total combined value of $7.142 million and cash payments of $5.815 million, including transaction costs of $325,000. The acquisition was accounted for using the purchase method of accounting.

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

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of Tokos and Healthdyne incorporated into the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission (the "Commission"). Since the results of Matria for the nine month period ended September 30, 1996 include the results of Healthdyne only since March 1, 1996 and NRMC only since June 1, 1996 and also include certain costs and expenses associated with the Merger, the historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS.

         Revenues increased $15.532 million or 73.7% and $29.940 million or 44.7% in the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The decline in revenues experienced by Tokos throughout 1995 as a result of decreases in preterm labor management patient service days continued into the first nine months of 1996; however, this decline was offset by the additional Healthdyne revenues included in the Company's revenues from March 1, 1996 and by the additional NRMC revenues included in the Company's revenues from June 1, 1996.

         Revenues of the Company are expected to increase in 1996 as a result of the addition of Healthdyne's and NRMC's revenues to the revenues of Tokos (Healthdyne's 1995 revenues were $69.600 million and NRMC's revenues for the period January 1, 1996 through June 30, 1996 were $7.300 million). Additional revenues are also expected in 1996 from the marketing of the fetal fibronectin immunoassay, a new in vitro diagnostic test used as an aid in assessing the risk of preterm delivery in women with symptoms of preterm labor. Through a marketing agreement entered into by Tokos in 1991, the Company has exclusive rights to market this test in the United States, Canada and Puerto Rico. The FDA approved this product in September 1995 and the Company began marketing the test during the second quarter of 1996 as a means of predicting whether preterm delivery was likely in women with symptoms associated with preterm labor. The FDA recently granted expedited review status to an additional application filed by the manufacturer of the test in an effort to expand the marketing indication for the fetal fibronectin immunoassay to asymptomatic patients - women who do not have symptoms of preterm labor.

         Cost of patient services as a percent of revenues for the three month period ended September 30, 1996 declined to 41.7% from 43.0% in the same period in 1995 and declined to 42.6% from 43.2% for the nine month period ended September 30, 1996 from the same period in 1995. Reductions of these costs were primarily achieved through consolidation of service sites and operating efficiencies related to the Merger.

         Selling and administrative expenses increased $15.298 million to $51.572 million (53.2% of revenues) for the nine month period ended September 30, 1996 compared with $36.274 million (54.1% of revenues) for the same period in 1995. The increase was primarily related to maintaining duplicate facilities and staffing during the transition phase of the Merger. Although these costs increased in absolute dollars in the three month period ended September 30, 1996 to $17.539 million (47.9% of revenues) from $11.256 million (53.4% of revenues), these costs declined as a percentage of revenues as facilities were consolidated and staff reductions were made as a result of the Merger.

         Excluding the amortization of the additional goodwill and other intangibles associated with the Merger ($32.451 million per year for five years), the Company expects to achieve annualized cost savings on a quarterly run rate basis compared to the historical combined costs of Tokos and Healthdyne of approximately $26.000 million by the end of 1996, primarily as a result of reductions of patient services center expenses in overlapping geographic locations, elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. An additional $4.000 million of annualized cost savings also are expected to be achieved by the end of the second quarter of 1997. No assurance can be given, however, that unforeseen difficulties will not be encountered in completing the integration of the operations of Tokos and Healthdyne or that the full benefits and attendant cost savings expected from such integration will be realized or achieved in the expected time frame.

         As a result of the Merger and the acquisition of NRMC, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill (as opposed to tangible assets such as cash, accounts receivable, inventory and equipment). At September 30, 1996, the Company's total assets were $231.508 million, of which $156.579 million, or 67.6% of total assets, were goodwill and intangibles. In addition, the amortization or any future write-down of such goodwill and intangibles by the Company could have a material adverse effect on the results of operations of the Company.

         The Company provides for estimated uncollectable accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues was approximately 6% for the three and nine month periods ended September 30, 1996 and 1995. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

         During 1995, as Tokos' revenues continued to decline, specific decisions were made and communicated by management related to cost reduction efforts. The cost reduction plan consisted of reductions in the workforce (comprised of personnel within information systems, reimbursement, administrative support and to a lesser extent clinical services) and termination of several facility leases. In connection with these cost reduction activities, Tokos incurred $2.268 million of restructuring costs in the first nine months of 1995. In connection with the Merger, the Company incurred approximately $15.025 million of restructuring costs which were charged to operations in the three month period ended March 31, 1996. Of these costs, approximately $4.100 million related to involuntary severance of employees, $2.500 million related to the consolidation of facilities, $5.400 million related to the write-down of software and equipment that will be obsolete as a result of the adoption of new systems, and $3.025 million related to other miscellaneous Merger related costs.

         Tokos recorded income tax expense of $150,000 related to state franchise taxes in the nine month period ended September 30, 1995, but recorded no state franchise tax expense in the three or nine month period ended September 30, 1996. Neither Tokos in 1995 nor the Company in 1996 recorded federal or state income tax benefits. The net tax operating loss will be available to offset future taxable income, if any.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30,1996 the Company had cash and short-term investments of $26.810 million.

         Net cash used by operating activities was $2.133 million for the nine month period ended September 30,1996, compared with $2.347 million provided by operating activities for the same period in 1995. For the nine month period ended September 30, 1996, net cash flow was reduced by payments of approximately $12.900 million for Merger related costs, $5.345 for the settlement of a former Tokos Shareholders lawsuit and $5.535 million related to the purchase of NRMC. Net cash used by investing activities was $532,000 in the nine month period ended September 30, 1996, as compared to $935,000 cash used in the same period in 1995. During 1995, Tokos purchased certain physician-owned companies for which it originally provided services and during 1995 and the first quarter of 1996, Healthdyne purchased the minority interest of certain affiliated partnerships. Notes issued in connection with these acquisitions have a balance outstanding of $2.498 million at September 30, 1996. The remaining balances are to be paid at various times over the next one to four years.

         In July 1995, Tokos reached a $10.000 million settlement, subject to court approval, with the plaintiffs in a class action securities lawsuit. Tokos accrued an aggregate liability, net of insurance proceeds, of $5.750 million for its portion of the settlement. Prior to the Merger, Tokos paid $750,000 cash toward the settlement. Final court approval of the settlement was received in June 1996 and in July 1996 the Company made the final $5.000 million payment in cash, together with accrued interest of $344,623.

         The Company incurred substantial costs in connection with the Merger. These costs include: (i) restructuring costs incurred by Tokos of approximately $15.025 million, consisting of $4.100 million relating to severance costs of terminated employees, $2.500 million of lease termination costs for duplicate facilities, $5.400 million for the write-off of computer equipment and $3.025 million for other Merger-related expenses; (ii) additional liabilities incurred by Healthdyne as a result of the Merger of approximately $9.350 million, consisting of $9.200 million relating to severance costs of terminated employees and $150,000 for patient service centers specifically identified to be closed; and (iii) transaction costs of approximately $3.700 million, consisting of $2.275 million for investment banking fees, $1.000 million for legal and accounting fees and $425,000 for other costs such as document printing and mailing and filing fees. As of September 30, 1996 the remaining liability for these estimated costs was approximately $8.285 million.

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

                           PART II - OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)          Exhibits
                (27) Financial Data Schedule (for SEC use only)

   (b) The Company filed a Current Report on Form 8-K reporting the merger of a wholly-owned subsidiary of the Company with and into National Reproductive Medical Centers, Inc., a Delaware Corporation ("NRMC"), on July 24, 1996 and amended the same by Amendment No. 1 on Form 8-K/A filed August 28, 1996. The Form 8-K/A included pro forma financial information of the Company.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Matria Healthcare,  Inc.


November 13, 1996                 By:  /s/  Donald R. Millard
                                       ----------------------
                                        Donald R. Millard
                                        Senior Vice President -Finance,
                                        Chief Financial Officer and Treasurer
                                       (duly authorized and principal
                                        financial officer.)