Form 10-K
period 1996-12-31
MATRIA HEALTHCARE INC
filed 1997-03-28
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--- Act of 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996) For the fiscal year ended December 31, 1996,

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 (No Fee Required) For the transition period from
     ________________________ to _______________________

                           Commission File No. 0-20619
                                               -------

                             MATRIA HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     58-220598
(State or other Jurisdiction of            (IRS Employer Identification No.)
 Incorporation or Organization)

        1850 Parkway Place                                 30067
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

As of March 11, 1997, there were 36,416,199 shares of Common Stock outstanding, and the aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $148,460,690 based upon the closing sale price of such stock on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                             MATRIA HEALTHCARE, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I............................................................................

                  Item 1.  Business...............................................   3
                  Item 2.  Properties.............................................  10
                  Item 3.  Legal Proceedings .....................................  11
                  Item 4.  Submission of Matters to a Vote of Security Holders....  12

PART II...........................................................................
                  Item 5.  Market for the Company's Common Equity
                               and Related Stockholder Matters ...................  13
                  Item 6.  Selected Financial Data ...............................  13
                  Item 7.  Management's Discussion and Analysis of
                               Financial Condition and Results of Operations......  14
                  Item 8.  Financial Statements and Supplementary Data ...........  19
                  Item 9.  Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosure ............  19

PART III..........................................................................
                  Item 10. Directors and Executive Officers ......................  19
                  Item 11. Executive Compensation ................................  19
                  Item 12. Security Ownership of Certain Beneficial
                           Owners and Management .................................  19
                  Item 13. Certain Relationships and Related Transactions ........  19


PART IV...........................................................................
                  Item 14. Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K ...............................  20

SIGNATURES........................................................................  24


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

         Matria is the leading provider of specialized obstetrical home healthcare services which assist physicians in the management of high risk pregnancies. In addition, Matria provides home healthcare services for the management of other complicated obstetrical and gynecological conditions, such as pregnancy induced hypertension. Matria's services are designed to achieve improved medical outcomes at significant cost savings through the reduction of patient hospitalization. Services offered by Matria include screening to assist in the identification of women who may be at risk of complications during pregnancy; maternal risk assessment and prenatal education for asymptomatic patients; fetal fibronectin testing for use by physicians to predict the likelihood of preterm delivery; daily management and education of high risk patients; administration and supervision of a range of home infusion therapies for obstetrical and gynecological conditions; and specialty obstetrical and gynecological nursing.

         On June 1, 1996, the Company exercised an option and acquired the remaining 85% ownership interest in National Reproductive Medical Centers, Inc. ("NRMC"), a multi-site provider of infertility treatment services headquartered in California. Founded in 1987 and operating as "Pacific Fertility Centers", NRMC provides a broad spectrum of diagnostic and therapeutic services to infertile couples with particular emphasis on in-vitro fertilization and embryo transfer procedures. The transaction, valued at $12.8 million, was paid for in a combination of cash and common stock of Matria. The option to acquire NRMC was obtained by Healthdyne prior to the merger.

         SERVICES. The Company offers a comprehensive range of specialized home healthcare and risk assessment services designed to assist physicians in managing high risk pregnancies and numerous other obstetrical and gynecological conditions more cost effectively. Substantially all of the Company's revenues are derived from these services.

         High Risk Pregnancy Management. The Company offers multiple levels of high risk pregnancy management services to assist physicians in the early detection of preterm labor and the management of complicated pregnancies. These levels are designed to meet various patient acuity levels and range from low intensity surveillance to comprehensive obstetrical home care. Each level includes one or more of the following: the identification of women who may be at risk for complications during pregnancy; the development of a program of care for each patient; the education of the patient as to symptoms associated with preterm labor; skilled perinatal nursing assessments of the patient's condition; and the use of perinatal nurses specializing in obstetrics to administer and manage various therapies.

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

         In order to assist physicians in determining the most appropriate treatment level for patients, the Company also markets a laboratory test, developed with the assistance of the Company by Adeza Biomedical Corporation, that can be utilized by physicians as an aid in determining the likelihood of preterm labor commencing within a given time period from the date of the test. The test, which is FDA approved, measures the existence of fetal fibronectin, a protein present at various times in all pregnancies ("fFN"), in the vagina of the patient and based thereon predicts the likelihood of delivery within a fourteen day time period. See Item 3 "Legal Proceedings" for a description of litigation commenced against the Company by Adeza Biomedical Corporation in connection with this product.

         Physicians may also prescribe labor inhibiting drugs known as tocolytics for patients who are symptomatic and in need of some form of intervention. The Company provides supervision, including pharmaceutical support and administration of this therapy regime to patients as an alternative to hospitalization. Frequently, this therapy involves delivery of the drugs by micro infusion pump. The Company monitors the patient's reactions to the therapy on an on-going basis. Nurses report any change in patient status to the patient's physician, as well as provide the physician with periodic reports during the course of the therapy.

         Other Obstetrical and Gynecological Services. The Company provides a broad range of skilled nursing, infusion therapy and patient management services on a home care basis for a variety of obstetrical and gynecological conditions, including pregnancy induced hypertension and gestational diabetes. Such conditions may be treated with on-going nursing assessment and focused education at various levels of frequency and intensity, other patient management and diagnostic services, and blood and urine testing.

         Maternal Risk Assessment and Prenatal Education Services. The Company, through its comprehensive MaternaLink(TM) Program, offers a comprehensive risk assessment and patient education program designed to reduce maternity related costs by providing expectant mothers with focused education and psychological support and identifying pregnancies that may be high risk. The Company sells the program to employers, managed care organizations, health plans and other third-party payors or administrators who make it available to their respective employees, insureds or members who are pregnant. Through interviews with the expectant mother, the Company collects data about the woman, her family/medical history and other circumstances that might affect her pregnancy. Based on this information, the nurse provides the woman with education regarding her specific risks, if any, and recommends appropriate behavior modifications that may facilitate a healthy outcome. Relevant information collected by the Company is summarized in reports and provided to the participant's healthcare provider and case manager. Results of program utilization and effect are summarized for the client in periodic reports. The Company, working in conjunction with HMO's and other managed care organizations demonstrated reported improved patient outcomes and documented cost savings from its MaternaLink(TM) program.

         Infertility Services. Through its wholly-owned subsidiary, NRMC, Matria provides a broad spectrum of diagnostic and therapeutic services to infertile couples with particular emphasis on in-vitro fertilization and embryo transfer procedures.

         PATIENT CARE INFORMATION SYSTEMS. Due to the acute nature of high risk pregnancies, physicians, pharmacists and perinatal nurses must have prompt access to a patient's medical history, current clinical status and treatment plan. Matria's predecessor companies made substantial investments in the development of information systems to support healthcare professionals in detecting obstetrical complications, as well as in developing and implementing individualized treatment plans for their patients. In addition, they created systems to track patient outcomes and summarize data regarding patient care. Matria has integrated and enhanced these systems.

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

         SERVICE LOCATIONS. Matria has approximately 37 service centers throughout the United States and a number of additional sites of service. In 1996 Matria consolidated the number of its centers from approximately 83 to 37 in order to avoid duplication in a given geographic area and to benefit from the synergies created through the Merger. All of the patient service centers operate in accordance with policies, procedures and objectives established by Matria.

         JCAHO Accreditation. Matria is continuing the process substantially completed by its predecessor companies of having its service centers accredited by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). Matria is currently in the process of reaccreditating the centers in Matria's name.

         MARKETING AND SALES. Matria markets its services and products through a dedicated direct sales force to physicians, other healthcare providers, management service organizations and third-party payors. Matria also maintains a group of clinical support specialists and a dedicated team of managed care account managers to support and assist the direct sales force in these efforts. In its patient services business, Matria stresses the clinical experience of its personnel, the quality of its clinical services, and the cost and clinically effective nature of its therapies when compared to hospitalization.

         Matria has a number of contractual and other arrangements with medical professionals, institutions and third-party payors. These arrangements include agreements with prepaid health plans under which Matria provides services to members of the organization at discounted prices, and agreements with medical professionals and institutions under which Matria provides certain services, including reimbursement management and billing and collection services.

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

         Private insurance companies, including HMO's, are the primary source of reimbursement for Matria, which assumed a substantial number of formal and informal contractual relationships previously held by Tokos and Healthdyne with these entities. During 1996, government payors accounted for approximately 7% of Matria's revenues. Reimbursement for uterine activity monitoring is presently available from approximately one-half of the 50 state Medicaid programs.

         Matria assists its patients in obtaining reimbursement from their insurance companies or other third-party payors. Generally, Matria contacts the patient's insurance company or other third-party payor before the commencement of services in order to determine the patient's coverage and the percentage of charges that the payor will reimburse. Matria's reimbursement specialists then evaluate the patient's insurance to determine the proper procedures for submission of reimbursable claims for payment. Matria typically obtains an assignment of benefits from the patient that enables Matria to file claims for its services with the third-party payor. In most cases, third-party payors reimburse Matria directly for the portion of the charges the payor recognizes.

         HEALTH CARE REFORM. Legislative efforts continue at the federal and state levels to control rising health care costs. Recently, federal initiatives have been considered in the context of federal budget legislation. President Clinton's fiscal year 1998 budget proposal would generally reduce payments to Medicare and Medicaid providers and grant states broader authority to establish Medicaid managed care systems. In addition, a number of states are considering or have enacted health care reforms, including reforms through Medicaid demonstration projects. These involve mandatory statewide managed care programs for Medicaid beneficiaries under which payment is made to providers through negotiated or capitated rates, as opposed to traditional fee-for-service or fee schedule payments. There can be no assurance that future health care or budget legislation or other health reform initiatives at the state or federal levels will not have an adverse effect on the business of the Company.

         REGULATION. Participants in the healthcare industry, including providers of services such as those offered by Matria, are subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations and the addition of facilities and services, and there can be no assurance that future regulatory changes will not have a material adverse effect on the results of operations or financial condition of the Company. As a provider of services to patients under various government programs, including certain state Medicaid programs, Matria is subject to the federal fraud and abuse laws. These laws prohibit among other things, (I) any bribe, kickback, rebate, or payment of any other remuneration in return for the referral of patients covered under federal healthcare programs including Medicare or Medicaid, and (ii) the submission of false claims. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in federal healthcare programs.

         The broad language of the anti-kickback statute has been interpreted by certain courts and governmental enforcement agencies in a manner which could impose liability on healthcare providers for engaging in a wide variety of business transactions. Limited "safe harbor" regulations exempt certain practices from enforcement action under the prohibitions. However, these safe harbors are only available to transactions which fall entirely within the narrowly defined guidelines.

         In recent years, the federal government has significantly increased the resources allocated to enforce the fraud and abuse laws. For example, the Office of the Inspector General, in cooperation with other federal agencies, announced a program, Operation Restore Trust, under which it is scrutinizing the activities of home health agencies, durable medical equipment suppliers, skilled nursing facilities, and hospices in California, Florida, Illinois, New York and Texas, states in which Matria has significant operations. The Administration has announced plans to expand Operation Restore Trust to all 50 states. Private insurers and various state enforcement agencies also have increased their scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices. Matria maintains an internal regulatory compliance review program and from time to time retains special counsel to provide advice on compliance with such laws and regulations. However, no assurance can be given that the practices of Matria, if reviewed, would be found to be in compliance with such laws, as such laws ultimately may be interpreted.

         In 1995, the so-called "Stark II Law," went into effect. Stark II imposes civil penalties and exclusions for certain specified referrals by physicians to entities with which they have a financial relationship (subject to specified exceptions). While implementing regulations have been issued relating to referrals for clinical laboratory services, no implementing regulations have been issued relating to referrals for other services subject to the self-referral prohibitions. In addition, several states in which Matria operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Other states have enacted or are considering legislation that either prohibits "physician self-referral" arrangements or requires physicians to disclose any financial interest they may have with a healthcare provider that such physicians recommend to their patients. Possible sanctions for violations of these restrictions include loss of licensure and civil and criminal penalties. Such statutes and proposed legislation vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Strict enforcement of these regulations is likely. In part as a result of these changes, Matria's predecessor companies and, to a lesser extent, Matria have terminated various partnerships,

Subchapter S corporations and other arrangements in which they were involved in an attempt to ensure that physician referrals would not be precluded by these statutory prohibitions. Although substantially reduced from prior periods, Matria retains certain select financial relationships with physicians who may refer, or be in a position to refer, patients for services. Matria believes that these financial relationships meet applicable exceptions permitting referrals by such physicians. Matria may be required to further modify these arrangements, or forced to discontinue accepting referrals from such physicians if the laws are subsequently interpreted to prohibit these relationships.

         Most of the medical products utilized by Matria for the provision of its services are classified as medical devices under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and are subject to regulation by the FDA. In addition, some of the services that Matria offers involve the provision of drugs or tests that are regulated by the FDA under the FDC Act. While these medical devices, drugs and tests are labeled for specific indications and cannot be promoted for any other indications, physicians may and do prescribe them for indications that have not been approved by the FDA. The FDA allows physicians to prescribe drugs for such "off-label" indications under the "practice of medicine" doctrine. For example, terbutaline is labeled for the treatment of asthma but is frequently prescribed by obstetricians as a tocolytic for the treatment of preterm labor. See Item 3 "Legal Proceedings" for a discussion of a Petition filed with the FDA by the National Women's Health Network concerning the use of subcutaneous terbutaline in the home. Any action by the FDA that limits the ability of Matria to offer a high risk pregnancy management service involving medical devices or the administration of drugs or tests for indications for which they have not been labeled could have a material adverse effect on the results of operations or financial condition of Matria.

         A variety of regulatory actions are available to the FDA in order to ensure that regulated firms comply with the provisions of the FDC Act. Although the Company does not anticipate any enforcement action against it, the commencement of any such action which limits the manner in which Matria conducts its business could have an adverse impact.

         In certain states, the provision of infusion services and other nursing services to patients in their homes and the laboratory services related to fFN are subject to state home healthcare licensing and/or certificate of need ("CON") requirements in the case of nursing services and laboratory licensing in the case of fFN testing. The Company is engaged in an ongoing effort to obtain information from state regulatory agencies on the application of new and existing licensing and CON provisions applicable to its business activities. The Company is not a licensed laboratory for purposes of performing actual fFN laboratory analysis and relies upon Adeza and other licensed laboratories to perform this process on its behalf. Additional licensing or other forms of affiliations with licensed entities will be necessary, however, as eligibility of fFN for reimbursement under state Medicaid programs increases. When applicable, Matria also may be required either to obtain a license or other regulatory approval before it renders nursing services directly in the home or to affiliate with other licensed agencies in connection with the delivery of such services. Although generally a standard aspect of conducting a healthcare business, compliance with applicable requirements in certain instances can be both burdensome and costly. Violation of these state statutes can result in substantial fines and other penalties. The Company believes that it has obtained or is in the process of obtaining licenses or establishing affiliations with licensed entities for each facility for which licensing is required. This is an area of increasing legislative activity, and there can be no assurance that the Company will not become subject to regulatory and licensing statutes in other states in which it operates.

         In addition, Matria is subject to laws and regulations which relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws. None of these laws and regulations has had a material adverse effect on the Company's business or competitive position or required material capital expenditures on the part of the Company.

         Failure to comply with these laws or regulations applicable to the Company could adversely affect Matria's ability to continue to provide, or to receive reimbursement for, its products and services and could also subject Matria and its officers to penalties. Changes in laws or interpretations of existing laws or regulations could have a material adverse effect on permissible activities of Matria, the relative costs of doing business and the amount of reimbursement by government and other third-party payors. In addition, laws and regulations often are adopted to regulate new products, services and industries. Matria is unable to predict what legislation or regulations, if any, may be adopted in the future relating to the Company's business or the healthcare industry, including third-party reimbursement, or what effect any such legislation or regulations may have on Matria.

         COMPETITION. The home obstetrical care services market in which Matria competes is a relatively new market. As a result of the Merger, Matria believes that it is both the leading provider (based on annual level of sales) of home obstetrical care and the largest entity in this market whose services are devoted exclusively to home obstetrical care. Competition exists in substantially all of the metropolitan areas in which Matria maintains centers from a number of local obstetrical providers and, in some instances, regional or national companies. Matria actually provides the patient services for several regional and national companies on a subcontract basis which offers Matria the opportunity to participate with these more diversified service providers in contracting with certain third-party payors who prefer to contract with a single source for all home care services.

         The principal competitive factors for Matria are the therapies offered, the expertise of its clinical employees, the ability to provide prompt and reliable service, the price at which the services are offered, and the regulatory requirements of the FDA. The Company believes that it generally competes favorably with respect to these factors.

         RECENT CONTROVERSIES. The operations of Matria may be affected by several controversies surrounding the home obstetrical care business. There has been, and continues to be, debate within the medical community about how to decrease the incidence of prematurity, which is a major cause of the high U.S. infant mortality rate. Matria believes that increased surveillance of women at risk of developing preterm labor can assist the physician in early diagnosis of preterm labor and help improve the medical outcomes of complicated pregnancies. Matria provides a comprehensive range of services to assist the physician in this surveillance, including fFN testing, perinatal nursing, obstetrical pharmacy services and tocolytic therapy. A significant portion of these services includes the use of home uterine activity monitoring devices. In September 1992, an eight member committee of the American College of Obstetricians and Gynecologists ("ACOG") published an opinion stating, among other things, that the use of home uterine activity monitoring devices has not been shown to prevent prematurity; while the committee opinion represented a more recent review of existing literature, there was essentially no change from its 1989 opinion regarding the independent benefit of home uterine activity monitoring. Since that time, the FDA has approved the uterine activity monitors utilized by Matria (the only provider of home obstetrical care with devices so approved) as safe and effective for the prediction of the onset of preterm labor in women with a history of a previous preterm delivery. While Matria does not believe that either home uterine activity monitoring or any other diagnostic device can, in and of itself, improve therapeutic outcomes (e.g., a mammogram cannot prevent breast cancer), it does believe that monitoring can assist the physician in the early detection of preterm labor. See Item 3 "Legal Proceedings" for a discussion of a Petition recently filed by the National Women's Health Network ("NWHN").

         RESEARCH AND DEVELOPMENT. Matria's research and development strategy is to develop new and more cost-effective service procedures for providing obstetrical care to patients in the home environment, as well as to develop an office-based patient record and clinical management system for use by physicians in the management of their patients.

         EMPLOYEES. The Company currently employs a total of approximately 779 full-time employees and over 126 regular part-time employees. In addition, the Company employs an additional 1,000 part-time clinical employees to provide patient training and backup support on an "as needed" basis. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be satisfactory.

         PATENTS, TRADEMARKS AND LICENSES. Matria utilizes a number of trademarks including, without limitation, System 37(R) and MaternaLink(TM), and considers the same to be important to the marketing and promotion of its services. Matria does not believe that it possesses any patents which are material to its business although the patent possessed by Adeza for the use of the fFN may be deemed to be material to the continued marketing of that product. Matria's business does depend and will likely continue to depend on trade secret protection to strengthen its proprietary position. Matria requires its employees to execute appropriate confidentiality agreements in connection with their employment. There can be no assurance that these agreements will not be breached or that Matria will have adequate remedies for such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information or that Matria can meaningfully protect its rights in unpatented proprietary technology. Litigation may be necessary to protect trade secrets or "know-how" owned by Matria, which could result in substantial costs to, and might have a material adverse effect on, Matria.

ITEM 2.  PROPERTIES.

         Matria's principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 99,400 square feet. The facility is leased through February 28, 2003. The lease provides for annual rental payments of $2.063 million.

         Additional properties also are leased for the other operations of Matria. Matria's patient service centers are typically located in suburban office parks and range between 600 and 6,500 square feet of space with an average of approximately 3,500 square feet. Total square footage for these facilities is approximately 126,000 square feet. These facilities are leased for various terms through 2001 at aggregate annual rental of approximately $2.200 million. The former corporate headquarters of Tokos in Santa Ana, California, with 115,000 square feet, will be leased through December 31, 1997 at an annual rental of $588,000. The Company expects to terminate this lease effective December 31, 1997 and relocate its occupants to smaller more appropriate facilities.

         In 1996, Matria relinquished or sublet a number of facilities as a part of the consolidation of the business operations of Tokos and Healthdyne. Matria believes that it has adequate facilities for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         A complaint, filed by Adeza Biomedical Corporation ("Adeza") in the Superior Court of Santa Clara County, California, was served on Matria on March 7, 1997. The complaint alleges that Matria breached an Exclusive Marketing Agreement, dated December 31, 1991, as amended (the "Agreement"), between Adeza and Tokos and was filed in an attempt to terminate the Agreement. Under the Agreement, Tokos invested $10 million to assist Adeza in the development of a test to predict the likelihood of the onset of preterm labor utilizing a fetal fibronectin immunoassay ("fFN Test"). Matria denies these allegations and intends to defend the matter vigorously.

         A complaint, filed by The Lindner Fund, Inc. in the Eastern District of Missouri, was served on February 3, 1995 against Healthdyne and its former subsidiary, Home Nutritional Services, Inc. ("HNS"), alleging that The Lindner Fund would not have sold its investment in HNS on February 8, 1994 had Healthdyne and HNS disclosed the potential sale of HNS. Damages have been requested in the amount of $1,050,900, representing the aggregate difference between the price received upon the sale of such stock by The Lindner Fund and the $7.85 per share price paid by W.R. Grace & Co. on April 6, 1994 for HNS. Healthdyne denied the allegations set forth in the complaint and Matria is defending the matter vigorously.

         On July 17, 1996, the NWHN filed a Petition with the FDA and issued a press release alleging that terbutaline, although widely prescribed by physicians for the off-label use as a tocolytic, was unsafe when administered subcutaneously in the home. The Company strongly disputes the assertions of the NWHN and has both filed a response to the Petition with the FDA and commenced litigation against the NWHN.

         In addition to the foregoing, Matria is subject to various legal claims and actions incidental to its business and the businesses of its predecessors and their respective subsidiaries, including product liability claims and professional liability claims. Matria maintains, as did its predecessors, insurance, including insurance covering professional and product liability claims, with customary deductible amounts and, with the exception of one case for which insurance in the amount of $10 million exists, has been indemnified by Healthdyne Technologies, Inc., a former subsidiary of Healthdyne ("Healthdyne Technologies"), with respect to any claim relating to equipment manufactured and sold by Healthdyne Technologies, regardless of the date of manufacture of the equipment in question or whether the claim arose before or after the May 22, 1995 spin-off of Healthdyne Technologies. There can be no assurance, however, that (i) additional suits will not be filed in the future against Matria, (ii) Matria's prior experience with respect to the disposition of its litigation accurately indicates the results that will occur in pending or future cases, or
(iii) adequate insurance coverage will be available at acceptable prices for incidents arising in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                 Not Applicable


SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY.

         The following sets forth certain information with respect to the executive officers of the Company.


         Name                       Age              Position with the Company
         ----                       ---              -------------------------
Frank D. Powers                     48               Executive Vice President

J. Brent Burkey                     50               Senior Vice President, General Counsel
                                                     and Secretary

Donald R. Millard                   49               Senior Vice President-Finance,
                                                     Chief Financial Officer and
                                                     Treasurer

         The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

         Mr. Powers has been Executive Vice President of the Company since
March 8, 1996. Prior thereto, he served as President of Healthdyne Maternity Management, a subsidiary of Healthdyne, from October 1989 until March 1996, and as President of Healthdyne's Home Care Group from November 1986 to October 1989. In addition, he was President of Healthdyne's Home Care Products Division from September 1984 to November 1986 and Corporate Controller of Healthdyne from January 1983 to September 1984.

         Mr. Burkey has served as Senior Vice President, General Counsel and Secretary of the Company since March 8, 1996. Prior thereto, he served as Senior Vice President and General Counsel of Healthdyne from September 1987 to March 1996 and as Vice President and General Counsel of Healthdyne from November 1982 to September 1987. He also served as Secretary of Healthdyne from August 1984 to March 1996 and as Assistant Secretary of Healthdyne from November 1982 to August 1984.

         Mr. Millard has served as Senior Vice President-Finance, Chief Financial Officer and Treasurer of the Company since March 8, 1996. Prior thereto, he served as Vice President-Finance and Chief Financial Officer of Healthdyne from July 1987 to March 1996 and, in addition, was Treasurer of Healthdyne from March 1990 to March 1996. Prior thereto, he was President of Dental One, Inc. a dental healthcare provider, from December 1982 to June 1987.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Matria's Common Stock is traded in the over the counter market and is quoted on the Nasdaq National Market ("NASDAQ") under the symbol "MATR". The approximate number of record holders as of March 11, 1997 was 3,547.

         Trading in Matria Common Stock did not take place prior to the effective date of the Merger except for the initial purchase of a limited number of shares by Tokos and Healthdyne as part of the Company's incorporation.

         Neither Matria nor its predecessors paid any cash dividends with respect to their respective common stocks and Matria does not intend to declare any dividends in the near future. Matria is a party to an indenture assumed from Healthdyne relating to subordinated debentures that contains provisions restricting the payment of cash dividends during the continuation of a default in the payment of interest on the subordinated debentures.

         The high and low sales price of Matria Common Stock from March 11, 1996 (the first day that trading occurred) through March 31, 1996 was $9.75 and $7.50, respectively. In addition, the following table sets forth, for the remaining calendar quarters indicated in 1996, the high and low sales prices of Matria.

             CALENDAR QUARTER                         LOW         HIGH
             ----------------                         ---         ----
                  Second                              $7.375     $9.25
                  Third                                6.50       8.75
                  Fourth                               4.625      8.375


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information represents the financial performance of Matria from March 1, 1996 through December 31, 1996 and for all periods prior thereto Tokos (deemed for accounting purposes to be the acquiror of Healthdyne in the Merger) and is derived from, and should be read in conjunction with, the historical consolidated financial statements of Matria and Tokos and the related notes thereto. For all practical purposes, Matria did not engage in business prior to the effective date of the Merger, and the results of Tokos are not necessarily indicative of Matria's future performance.



                                                                         Year Ended December 31,
                                               -----------------------------------------------------------------------------

                                                    1996            1995            1994            1993           1992
                                                    ----            ----            ----            ----           ----

                                                                  (In thousands, except per share data)
Consolidated statements of operations:
Revenues                                          $130,806          85,209          98,565        120,837         159,887

Operating expenses                                 122,686          83,990          96,640        117,460         128,262
Provision for doubtful accounts                      7,591           5,251           7,042         13,656          17,056
Amortization of goodwill and other
  intangibles                                       30,083           1,235             350            187             133
Settlement of litigation                                --           4,300              --             --              --


                                                                        Year Ended December 31,
                                               -----------------------------------------------------------------------------

                                                  1996            1995             1994           1993           1992
                                                  ----            ----             ----           ----           ----
Restructuring, severance and other
  charges                                           22,525          2,456              --         14,000           2,982
                                                  --------        -------         -------        -------         -------
                                                   182,885         97,232         104,032        145,303         148,433
                                                  --------        -------         -------        -------         -------
Income (loss) from operations                      (52,079)       (12,023)         (5,467)       (24,466)         11,454

Interest income net                                    824            333              50             39              39
Other income net                                       134             46             108             --              --
                                                  --------        -------          ------        -------          ------
Income (loss) before income tax expense            (51,121)       (11,644)         (5,309)       (24,427)         11,493
Income tax expense                                      --            150             550          1,956           5,030
                                                  --------        -------         -------        -------         -------

Net earnings (loss)                               $(51,121)       (11,794)         (5,859)       (26,383)          6,463
                                                  ========        =======         =======        =======         =======

Earnings (loss) per common and common
equivalent share                                  $  (1.58)         (0.68)          (0.34)         (1.53)           0.37
                                                  ========        =======         =======        =======         =======

Weighted average number of common and common
equivalent shares outstanding
                                                    32,328         17,396          17,169         17,240          17,568
                                                  ========        =======          ======        =======         =======


                                                                               December 31,
                                               -----------------------------------------------------------------------------

                                                    1996            1995           1994            1993           1992
                                                    ----            ----           ----            ----           ----

                                                                              (In thousands)
Consolidated balance sheet data:
Total assets                                      $223,188          44,468          58,183         69,959          99,886
Long-term obligations, excluding current
 maturities                                          2,499           2,078           2,593          3,348           5,182
Shareholders' equity                               173,178          29,489          40,160         46,875          74,952


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General.

         On March 8, 1996, Tokos Medical Corporation ("Tokos") and Healthdyne, Inc. (Healthdyne") merged with and into the Company, which was created solely for the purpose of the Merger. Pursuant to the terms of the Agreement and Plan of Merger, dated October 2, 1995, as amended, among Tokos, Healthdyne and the Company, each share of common stock outstanding on March 8, 1996 of Tokos and Healthdyne was exchanged for one share of the Company's Common Stock. The Company issued approximately 17,007,000 shares of Common Stock to the former Healthdyne shareholders and approximately 17,655,000 shares to Tokos shareholders. The Merger was accounted for using the purchase method of accounting, and Tokos was deemed to be the acquiror since its shareholders received approximately 51% of the newly issued shares of Matria Common Stock.

         In March 1995, Healthdyne acquired a 15% ownership interest in NRMC for $1.250 million cash, and effective June 1, 1996, the Company acquired the remaining 85% by the issuance of 906,582 shares of the Company's Common Stock and the assumption of NRMC common stock options which were converted into options to purchase 60,604 shares of the

Company's Common Stock with a total combined value of $7.121 million and cash payments of $5.947 million, including transaction costs of $250,000. The acquisition was accounted for using the purchase method of accounting.

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

         Substantially all of the Company's current revenues are derived directly from third-party payors for services rendered to patients by the Company. The financial performance of all healthcare companies, including the Company, could be adversely affected by the financial condition of certain governmental and private payors and by their continuing efforts to reduce healthcare costs by lowering reimbursement rates, increasing medical reviews of invoices for services and negotiating for reduced contract rates. The Company and its predecessor companies have responded to these developments by attempting to emphasize cost-effective therapies and procedures, pre-qualifying insurance coverage prior to the delivery of services and educating third-party payors on the benefits of the Company's home therapies. Although reduction in the reimbursement rates that the Company receives for services rendered could have an adverse impact on the Company, the Company is hopeful that the overall cost-effective nature of treatment in the home (as compared to hospitalization), coupled with the potential benefits to be derived from prenatal care, will be recognized and encouraged by any new healthcare initiatives.

         The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner had an impact on the Company's predecessors and is expected to continue to have an impact on the Company. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced, cost-effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. Matria anticipates that this trend will continue and is attempting to focus its efforts on services, some of which are offered in conjunction with third-party payors, which it believes can benefit from this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

         The following discussion of the results of operations and financial condition of the Company, should be read in conjunction with consolidated financial statements and related notes of the Company included in this Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission (the "Commission"). Since the financial results prior to the Merger represent the results of Tokos only and since the financial results of Matria for 1996 include the results of Healthdyne only since March 1, 1996 and NRMC only since June 1, 1996 and also include certain costs and expenses associated with the Merger, the historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS.

         Revenues increased $45.597 million or 53.5% in 1996 and decreased $13.356 million or 13.6% in 1995. The decline in revenues experienced by Tokos in 1995 was primarily a result of decreases in preterm labor management patient service days. This decline continued into 1996; however, it was offset by the additional Healthdyne revenues included in the Company's revenues from March 1, 1996 and by the additional NRMC revenues included in the Company's revenues from June 1, 1996.

         Additional revenues were also realized in 1996 from the marketing of the fetal fibronectin immunoassay (fFN), a new in vitro diagnostic test used as an aid in assessing the risk of preterm delivery in women. Through a marketing agreement entered into by Tokos in 1991, the Company has exclusive rights to market this test in the United States, Canada and Puerto Rico (See Item 3. - "Legal Proceedings" herein). The FDA approved this product in September 1995 and the Company began marketing the test in 1996 as a means of predicting whether preterm delivery was likely in women with symptoms associated with preterm labor. In January 1997 the FDA expanded the marketing approval of fFN to also include asymptomatic patients - women who do not have symptoms of preterm labor.

         Cost of revenues as a percent of revenues for 1996 increased to 42.7% from 41.1% and 39.8% in 1995 and 1994, respectively. The increase in 1996 is due primarily to the inclusion of the results of operations of NRMC since June 1, 1996, whose costs of revenues as a percentage of revenues for 1996 was 67.5%. The preterm labor management business actually experienced a reduction in cost of revenues as a percentage of revenues in 1996 primarily achieved through consolidation of service sites and operating efficiencies related to the Merger. The increase in 1995 from 1994 was primarily a result of revenues declining at a faster rate than expenses.

         Selling and administrative expenses declined as a percentage of revenues in 1996 to 50.8% from 56.9% and 56.6% in 1995 and 1994, respectively, primarily due to synergies achieved as a result of the Merger.

         Excluding the amortization of the additional goodwill and other intangibles associated with the Merger ($32.613 million per year for three years and $29.946 million per year for two additional years), the Company achieved annualized cost saving on a quarterly run rate basis compared to the historical combined costs of Tokos and Healthdyne of approximately $28.000 million in 1996, primarily as a result of reductions of patient services center expenses in overlapping geographic locations, elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. An additional amount in excess of $4.000 million of annualized cost savings are expected to be achieved by the end of the second quarter of 1997. No assurance can be given, however, that unforeseen difficulties will not be encountered in completing the integration of the operations of Tokos and Healthdyne or that the full benefits and attendant cost savings expected from such integration will be realized or achieved in the expected time frame.

         As a result of the Merger and the acquisition of NRMC, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill (as opposed to tangible assets such as cash, accounts receivable, inventory and equipment). At December 31, 1996, the Company's total assets were $223.188 million, of which $148.099 million, or 66.4% of total assets, were goodwill and intangibles. In addition, the amortization or any future write-down of such goodwill and intangibles by the Company could have a material adverse effect on the results of operations of the Company.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues for the preterm labor management business was approximately 6% in 1996 and 1995 and 7% in 1994. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis. NRMC collects substantially all charges for patient services at the time services are provided. Therefore, the provision for doubtful accounts for NRMC is not significant.

         During 1995, as Tokos' revenues continued to decline, specific decisions were made and communicated by management related to cost reduction efforts. The cost reduction plan consisted of reductions in the workforce (comprised of personnel within information systems, reimbursement, administrative support and to a lesser extent clinical services) and termination of several facility leases. In connection with these cost reduction activities, Tokos incurred $2.456 million of restructuring costs in 1995. In connection with the Merger, the Company incurred approximately $22.525 million of restructuring costs which were charged to operations in 1996. Of these costs, approximately $12.000 million related to involuntary severance and relocation of employees, $2.500 million related to the consolidation of facilities, $5.400 million related to the write-down of software and equipment that will be obsolete as a result of the adoption of new systems, and $2.625 million related to other miscellaneous Merger related costs.

         Tokos recorded income tax expense of $150,000 related to state franchise taxes in 1995. No state franchise tax has been recorded in 1996. Neither Tokos in 1995 nor the Company in 1996 recorded federal or state income tax benefits. The net tax operating loss will be available to offset future taxable income, if any.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996 the Company had cash and short-term investments of $24.640 million.

         Net cash provided by operating activities was $4.833 million for 1996, compared with $3.314 million provided in 1995 and $6.607 million provided in 1994. In 1996, net cash flow was reduced by payments of approximately $14.720 million for Merger related costs, $5.345 million for the settlement of a former Tokos shareholders lawsuit and $5.947 million related to the purchase of NRMC. Net cash used by investing activities was $3.588 million, $2.222 million and $2.389 million in 1996, 1995 and 1994, respectively. The increase in 1996 is primarily due to an increase in capital expenditures relating to the upgrade of clinical computer systems at the Company's sites of service. It is anticipated that the Company's capital expenditures in 1997 will not exceed those in 1996. During 1995, Tokos purchased certain physician-owned companies for which it originally provided services and during 1995 and the first quarter of 1996, Healthdyne purchased the minority interest of certain affiliated partnerships. Notes issued in connection with these acquisitions have a balance outstanding of $1.831 million at December 31, 1996. The remaining balances are to be paid at various times over the next four years.

         In July 1995, Tokos reached a $10.000 million settlement, subject to court approval, with the plaintiffs in a class action securities lawsuit. Tokos accrued an aggregate liability, net of insurance proceeds, of $5.750 million for its portion of the settlement. Prior to the Merger, Tokos paid $750,000 toward the settlement. Final court approval of the settlement was received in June 1996 and in July 1996 the Company made the final $5.000 million payment in cash, together with accrued interest of $344,623.

         The Company incurred substantial costs in connection with the Merger. These costs include: (I) restructuring costs incurred by the Company of approximately $22.525 million, consisting of $12.000 million relating to severance costs and relocations of employees, $2.500 million of lease termination costs for duplicate facilities, $5.400 million for the write-off of computer equipment and $2.625 million for other Merger-related expenses; (ii) additional liabilities incurred by Healthdyne as a result of the Merger of approximately $9.350 million, consisting of $9.200 million relating to severance costs of terminated employees and $150,000 for patient service centers specifically identified to be closed; and (iii) transaction costs of approximately $3.700 million, consisting of $2.275 million for investment banking fees, $1.000 million for legal and accounting fees and $425,000 for other costs such as document printing and mailing and filing fees. As of December 31, 1996 the remaining liability for these estimated costs was approximately $14.000 million.

         Additionally, the Company may be required to make additional severance payments of approximately $2.235 million in accordance with employment agreements with certain officers of Tokos and Healthdyne, and may be required to place in trust approximately $3.200 million under a retirement benefit awards program for such officers.

         The Company believes that its current cash balances, including those acquired from Healthdyne and NRMC, and expected cash flows from operations and investing activities, will be sufficient to finance its current operations and fund any expansion of NRMC's business for the foreseeable future.

         This Management's Discussion and Analysis contains forward-looking statements including statements concerning expected increases in revenues arising from the Merger, expected increased revenues arising from the marketing of fetal fibronectin immunoassay, expected synergies arising from the Merger, the effect of goodwill on the company's results of operations, capital expenditures to be made in the future and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the home healthcare industry and the general economy; competitive factors, such as the possible entry of large diversified healthcare companies into the obstetrical home healthcare business; new technologies and pricing pressures; changes in third-party reimbursement policies and practices and regulatory requirements applicable to the Company's business; the continued availability for sale of existing products and services; management decisions to pursue new product lines or lines of business which involve additional costs, risks or capital expenditures; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-25 of this Annual Report on Form 10-K:

                                                                       PAGE
Independent Auditors' Reports                                           F-1
                                                                        F-1A

Consolidated Balance Sheets - December 31, 1996 and 1995                F-2

Consolidated Statements of Operations - Years Ended
December 31, 1996, 1995 and 1994                                        F-4

Consolidated Statements of Shareholders' Equity - Years
Ended December 31, 1996, 1995 and 1994                                  F-5

Consolidated Statements of Cash Flows - Years Ended
December 31, 1996, 1995 and 1994                                        F-7

Notes to Consolidated Financial Statements                              F-9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10-13.

         The information contained under the heading "Management of the Company" in the Company's definitive proxy materials for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, is incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K

         For purposes of determining the aggregate market value of the Company's common stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons may be "affiliates" of the Company as defined by the Securities and Exchange Commission.

         Based on a review of Forms 3, 4, and 5 and amendments thereto, provided to the Company in order to determine compliance with individual filing requirements of Section (16a) of the Securities Exchange Act of 1934 (the "Act"), the Company is not aware of any applicable person who failed to comply with the Act during the 1996 fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-25 of this Annual Report on Form 10-K:
                                                                      PAGE
Independent Auditors' Reports                                          F-1
                                                                       F-1A

Consolidated Balance Sheets - December 31, 1996 and 1995               F-2

Consolidated Statements of Operations - Years Ended
December 31, 1996, 1995 and 1994                                       F-4

Consolidated Statements of Shareholders' Equity - Years Ended
December 31, 1996, 1995 and 1994                                       F-5

Consolidated Statements of Cash Flows - Years Ended
December 31, 1996, 1995 and 1994                                       F-7

Notes to Consolidated Financial Statements                             F-9


         (a)(2) The following supporting financial statement schedule and report of independent auditors thereon are included as part of this Annual Report on Form 10-K:

              Independent Auditors' Report.

              Schedule II - Valuation and Qualifying Accounts.

         All other Schedules are omitted because the required information is inapplicable or information is presented in the Consolidated Financial Statements or related notes.

         (a)(3) Exhibits:

         The following exhibits are incorporated by reference herein as part of this Report as indicated:


      EXHIBIT         DESCRIPTION
      NUMBER
          2           Agreement and Plan of Merger, dated October 2, 1995, as
                      amended, between Healthdyne, Tokos and Registrant
                      (included as Appendix A to the Joint Proxy
                      Statement/Prospectus filed as part of the Company's
                      Registration Statement No. 333-00781 on Form  S-4
                      (Registration No. 333-00781) filed February 7, 1996 (the
                      "Form S-4") and incorporated herein by reference).
          3.1         Amended and Restated Certificate of Incorporation
                      (included as Appendix D to
                      the Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).
          3.2         Bylaws (included as Appendix E to the Joint Proxy
                      Statement/Prospectus filed as part of the Company's Form
                      S-4 and incorporated herein by reference).
          4.1         Indenture dated as of December 1, 1986, between Healthdyne and National Bank of Georgia, trustee, for 8% Convertible
                      Subordinated Indentures due December 31, 2001 (filed as
                      Exhibit (4)(b) to the Healthdyne Annual Report on Form
                      10-K for the year ended December 31, 1986 and incorporated herein by reference).
         10.1         Form of Rights  Agreement  between  Registrant and
                      SunTrust Bank,  Atlanta (filed as Exhibit 10.1 to the
                      Company's Form S-4 and incorporated herein by reference).
         10.2         1996 Stock Incentive Plan (included as Appendix F-I to the
                      Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).
         10.3         1996 Directors' Non-Qualified Stock Option Plan (included
                      as Appendix F-II to the Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).
         10.4         1996 Employee Stock Purchase Plan (included as Appendix
                      F-III to the Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).
         10.5         Corporate Services Agreement, dated as of April 21, 1995,
                      between Healthdyne and Healthdyne Technologies (filed as
                      Exhibit 10.21 to the Technologies Form 8-K and incorporated herein by reference).
         10.6         Tax Indemnification Agreement, dated as of April 21, 1995, between Healthdyne and Healthdyne Technologies (filed as
                      Exhibit 10.20 to the Technologies Form 8-K and incorporated herein by reference).
         10.7         Tax Sharing Agreement, dated as of March 31, 1993, between
                      Healthdyne and Healthdyne Technologies (filed as an
                      Exhibit to the Registration Statement on Form S-1 of
                      Healthdyne Technologies (Registration No. 33-60708), dated
                      April 6, 1993, and incorporated herein by reference).
         10.8         Agreement Concerning Taxes, dated as of April 21, 1995,
                      between Healthdyne, Healthdyne Technologies and Health
                      Scan Products, Inc. (filed as an exhibit to the Technologies Form 8-K, and incorporated herein by reference).
         10.9         OEM Design and Manufacturing Agreement, dated as of April
                      21, 1995, between Healthdyne and Healthdyne Technologies
                      (filed as Exhibit 10.22 to the Technologies Form 8-K and incorporated herein by reference).
         10.10        Distribution Agreement, dated as of October 20, 1995,
                      between Healthdyne and Healthdyne Information
                      Enterprises, Inc. ("HIE") (filed as Exhibit 2.1 to
                      Amendment No. 1 to the Registration Statement on
                      Form S-1 of HIE (Registration No. 33-96478) dated
                      October 24, 1995 (the "HIE Form S-1"), and incorporated herein by reference).
         10.11        Tax Indemnity Agreement, dated as of October 20, 1995,
                      between Healthdyne and HIE (filed as Exhibit 10.2 to
                      Amendment No. 1 to the HIE Form S-1 and incorporated herein by reference).

         10.12 Tax Disaffiliation Agreement, dated as of October 20, 1995, between Healthdyne and HIE (filed as Exhibit 10.3 to Amendment No. 1 to the HIE Form S-1 and incorporated herein by reference).
         10.13 Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between Healthdyne and Frank D. Powers (filed as Exhibit 10.22 to the Company's Form S-4 and incorporated herein by reference).
         10.14 Form of Healthdyne Executive Non-qualified Retirement Plan and Trust (filed as Exhibit (10) (qq) to the Healthdyne Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
         10.15 Amendment No. 1 to Employment Agreement, dated as of October 2, 1995, between Tokos and Robert F. Byrnes
                      (filed as Exhibit 10.24 to the Company's Form S-4 and incorporated herein by reference).
         10.16 Amendment No. 1 to Employment Agreement, dated as of October 2, 1995, between Tokos and Nicholas A.
                      Mione (filed as Exhibit 10.25 to the Company's Form S-4 and incorporated herein by reference).
         10.17 Amendment No. 1 to Employment Agreement, dated as of October 2, 1995, between Tokos and Terry Bayer (filed as
                      Exhibit 10.26 to the Company's Form S-4 and incorporated herein by reference).
         10.18 Exclusive Marketing Agreement, dated December 31, 1991, between Tokos and Adeza Biomedical Corporation (filed as an Exhibit to the Tokos Annual Report on Form 10-K dated March 27, 1992 with those portions omitted for confidentiality reasons filed separately with the Commission and incorporated herein by reference).
         10.19 Form of Tokos Executive Non-qualified Retirement Plan and Trust (filed as Exhibit 10.29 to the Company's Form S-4 and incorporated herein by reference).
         10.20 Employment Agreement, dated as of June 1, 1995, between Tokos and Nicholas A. Mione (filed as Exhibit 10.30 to the Company's Form S-4 and incorporated herein by reference).
         10.21 Employment Agreement, dated as of May 1, 1995, between Tokos and Robert F. Byrnes (filed as Exhibit 10.31 to the Company's Form S-4 incorporated herein by reference).
         10.22 Employment Agreement, dated as of January 1, 1995, between Tokos and Terry P. Bayer (filed as Exhibit to the Company's Form S-4 and incorporated herein by reference).
         10.23 Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between Healthdyne and Parker H. Petit (filed as Exhibit
                      (10)(ggg) to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).
         10.24 Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between Healthdyne and J. Brent Burkey (filed as Exhibit
                      (10)(ddd) to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).
         10.25 Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between Healthdyne and Donald R. Millard (filed as Exhibit
                      (10)(fff) to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).
         10.26 Form of Promissory Note with Tokos officers and related Security Agreement (filed as an Exhibit to the Tokos Registration Statement on Form S-1 (Registration No. 33-33340) and incorporated herein by reference).
         10.27 Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between Healthdyne and J. Terry Dewberry (filed as Exhibit
                      (10)(eee) to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).
         10.28 Amended and Restated Severance Compensation and Restrictive Covenant Agreement dated October 2, 1995, between Healthdyne and J. Paul Yokubinas (filed as Exhibit
                      (10)(hhh) to the Healthdyne Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).
         10.29 Agreement and Plan of Merger, dated June 24, 1996, between National Reproductive Medical Centers, Inc. ("NRMC"), Matria, NRMC Acquisition Corporation and certain NRMC shareholders (filed as Exhibit 2.1 to the Matria Current Report on Form 8-K dated July 10, 1996).
         10.30 Shareholders Agreement, dated February 28, 1995, among Healthdyne, Inc. (a predecessor of Matria), certain shareholders of National Reproductive Medical Centers, Inc. ("NRMC") and NRMC (filed as Exhibit 99.3 to the Matria Current Report on Form 8-K dated July 10, 1996).


     The following exhibits are incorporated by reference herein from the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as part of this Report:

         3.1          Restated Certificate of Incorporation.
         4.3 Supplemental Indenture dated March 7, 1996, between the Company and SouthTrust Estate & Trust Company of Georgia, N.A., Trustee to Indenture, dated December 1, 1986, for 8% Convertible Subordinated Debentures due December 31, 2001.

     The following exhibits are filed as part of this Report:

         10.31 Amendment No. 1 dated May 8, 1996 to Exclusive Marketing Agreement, dated December 31, 1991, between Tokos and Adeza Biomedical Corporation.
         21.0         List of Subsidiaries.
         23.0 Accountants' Consents to incorporation by reference in the Company's Registration Statements Nos. 333-781, 333-02283 and 333-11143.
         27.0         Financial Data Schedule (for SEC use only)
      (b.)            Reports on Form 8-K.
                      None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MATRIA HEALTHCARE, INC.


March 24, 1997                   By: /s/ Parker H. Petit
                                    ------------------------------------------
                                    Parker H. Petit, Chairman of the
                                    Board and Office of the President


March 24, 1997                   By: /s/ Robert F. Byrnes
                                    ------------------------------------------
                                    Robert F. Byrnes, Office of the President


March 24, 1997                   BY: /s/ Donald R. Millard
                                    ------------------------------------------
                                    Donald R. Millard, Office of the President,
                                    Senior Vice President-Finance, Chief
                                    Financial Officer and Treasurer
                                    (Principal Financial and Accounting
                                    Officer)


                  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald R. Millard as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form l0-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                          Date

/s/ Parker H. Petit                  Director                   March 24, 1997
-----------------------
Parker H. Petit


/s/ Robert F. Byrnes                 Director                   March 24, 1997
-----------------------
Robert F. Byrnes


/s/ Craig T. Davenport               Director                   March 24, 1997
-----------------------
Craig T. Davenport

       Signature                     Title                     Date




/s/ Thomas W. Erickson               Director                  March 24,1997
-----------------------------
Thomas W. Erickson


/s/ David L. Goldsmith               Director                  March 24, 1997
-----------------------------
David L. Goldsmith


-----------------------------        Director                  March 24, 1997
Carl E. Sanders


-----------------------------        Director                  March 24, 1997
Jacquelyn M. Ward


/s/ Morris S. Weeden                 Director                  March 24, 1997
-----------------------------
Morris S. Weeden


/s/ Frederick P. Zuspan, M.D.        Director                  March 24, 1997
-----------------------------
Frederick P. Zuspan, M.D.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Matria Healthcare, Inc.:


We have audited the accompanying consolidated balance sheet of Matria Healthcare, Inc. (formerly Tokos Medical Corporation (Delaware)) and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of Matria Healthcare, Inc. as of December 31, 1995, and for the two years then ended, were audited by other auditors whose report thereon dated February 22, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                        KPMG PEAT MARWICK LLP

Atlanta, Georgia
March 7, 1997

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Tokos Medical Corporation (Delaware)


We have audited the consolidated balance sheets of Tokos Medical Corporation (Delaware) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tokos Medical Corporation (Delaware) at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ ERNST & YOUNG LLP
                                     --------------------------------------


Orange County, California
February 22, 1996, except for Note 13,
as to which the date is March 8, 1996



                                      F-1a

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                (Amounts in thousands, except per share amounts)



                                                                  December 31,
                                                                ----------------
                            Assets                                1996     1995
                            ------                              --------  ------

Current assets:
  Cash and cash equivalents (note 9)                              $6,930   4,422
  Short-term investments (note 9)                                 17,710   3,273
  Trade accounts receivable, less allowances of $26,198 and
    $20,296 at December 31, 1996 and 1995, respectively           29,456  17,490
  Inventories                                                        867   1,356
  Prepaid expenses and other current assets                        1,628   1,449
                                                                --------  ------
          Total current assets                                    56,591  27,990

Property and equipment, net (note 3)                              15,220   7,610
Excess of cost over net assets of businesses acquired,
  less accumulated amortization of $29,804 and $1,967 at
  December 31, 1996 and 1995, respectively (note 2)              142,126   4,556
Intangible assets, less accumulated amortization of $2,222 and
  $587 at December 31, 1996 and 1995, respectively (note 2)        5,973   1,034
Other assets                                                       3,278   3,278
                                                                --------  ------
                                                                $223,188  44,468
                                                                ========  ======



See accompanying notes to consolidated financial statements.

                                                                    December 31,
                                                                 -------------------
             Liabilities and Shareholders' Equity                  1996       1995
             ------------------------------------                ---------  --------

Current liabilities:
  Current installments of long-term debt and obligations
    under capital leases(notes 2, 4, 9, and 11)                  $   2,521     1,914
  Accounts payable, principally trade                                6,486     2,560
  Accrued liabilities (notes 5 and 10)                              25,559     6,695
                                                                 ---------  --------
        Total current liabilities                                   34,566    11,169

Long-term debt and obligations under capital leases, excluding
  current installments (notes 2, 4, 9, and 11)                       2,499     2,078
Accrued pension cost (note 8)                                        4,096         -
Other long-term liabilities                                          8,849     1,732
                                                                 ---------  --------
        Total liabilities                                           50,010    14,979
                                                                 ---------  --------

Shareholders' equity (note 7):
  Preferred stock, $.01 and $.001 par value at December 31,
    1996 and 1995, respectively.  Authorized 50,000 and
    2,000 shares at December 31, 1996 and 1995, respectively;
    none issued                                                          -         -
  Common stock, $.01 and $.001 par value at December 31,
    1996 and 1995, respectively.  Authorized 100,000 and
    60,000 shares at December 31, 1996 and 1995, respectively;
    issued 36,318 and 17,661 shares at December 31, 1996 and
    1995, respectively; outstanding 36,318 and 17,549 shares at
    December 31, 1996 and 1995, respectively                           363        18
  Additional paid-in capital                                       281,318    87,608
  Accumulated deficit                                            (105,089)  (53,968)
  Notes receivable and accrued interest from officers              (3,414)   (3,630)
  Treasury stock, at cost                                                -     (539)
                                                                 ---------  --------
        Total shareholders' equity                                 173,178    29,489

Commitments and contingencies (notes 8, 11, and 12)
                                                                 ---------  --------

                                                                  $223,188    44,468
                                                                 =========  ========

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                (Amounts in thousands, except per share amounts)



                                                    Years ended December 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------

 Revenues                                         $130,806    85,209    98,565
 Cost of revenues                                   55,911    35,017    39,216
 Selling and administrative expenses                66,493    48,460    55,807
 Provision for doubtful accounts                     7,591     5,251     7,042
 Research and development expenses                     282       513     1,617
 Amortization of goodwill and intangibles           30,083     1,235       350
 Restructuring expenses (note 10)                   22,525     2,456         -
 Settlement of litigation (note 12)                      -     4,300         -
                                                  --------  --------  --------
         Operating loss                            (52,079)  (12,023)   (5,467)

 Interest income                                     1,177       848       461
 Interest expense                                     (353)     (515)     (411)
 Other income, net                                     134        46       108
                                                  --------  --------  --------
         Loss before income tax expense            (51,121)  (11,644)   (5,309)

 Income tax expense (note 6)                             -       150       550
                                                  --------  --------  --------

         Net loss                                 $(51,121)  (11,794)   (5,859)
                                                  ========  ========  ========

 Net loss per common share                        $  (1.58)     (.68)     (.34)
                                                  ========  ========  ========

 Weighted average number of common shares           32,328    17,396    17,169
                                                  ========  ========  ========



See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

                       (Amounts and shares in thousands)




                                                                               Notes
                                                                             receivable
                                    Common stock   Additional                and accrued    Treasury stock        Total
                                   --------------   paid-in    Accumulated  interest from  -----------------  shareholders'
                                   Shares  Amount   capital      deficit      officers     Shares    Amount      equity
                                   ------  ------  ----------  -----------  -------------  -------  --------  -------------

Balance, December 31, 1993         17,376  $   17      86,413      (36,094)       (2,306)    (235)  $(1,155)         46,875
Issuance of common stock -
  exercise of options                  31       -          95            -             -        -         -              95
Issuance of treasury stock to
  employee stock purchase plan
  and other stock awards                -       -           -         (173)            -       89       447             274
Treasury stock purchased                -       -           -            -             -      (10)      (50)            (50)
Acceptance of note receivable
  from officer                          -       -           -            -        (1,012)       -         -          (1,012)
Accrued interest on officer notes       -       -           -            -          (174)       -         -            (174)
Other equity transactions               4       -          11            -             -        -         -              11
Net loss                                -       -           -       (5,859)            -        -         -          (5,859)
                                   ------  ------  ----------  -----------  ------------   -------  --------  -------------
Balance, December 31, 1994         17,411      17      86,519      (42,126)       (3,492)    (156)     (758)         40,160

Issuance of common stock -
  exercise of options                 250       1       1,089            -             -        -         -           1,090
Issuance of treasury stock to
  employee stock purchase plan
  and other stock awards                -       -           -          (48)            -       44       219             171
Acceptance of note receivable
  from officer                          -       -           -            -           (80)       -         -             (80)
Payment on note receivable
  from officers                         -       -           -            -           122        -         -             122
Accrued interest on officer notes       -       -           -            -          (180)       -         -            (180)
Net loss                                -       -           -      (11,794)            -        -         -         (11,794)
                                   ------  ------  ----------  -----------  ------------   -------  --------  -------------

Balance, December 31, 1995         17,661  $   18      87,608      (53,968)       (3,630)    (112)  $  (539)         29,489
                                   ======  ======  ==========  ===========   ===========   ======   =======   =============


                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

                       (Amounts and shares in thousands)




                                                                                Notes
                                                                             receivable
                                       Common stock   Additional            and accrued    Treasury stock       Total
                                      --------------  paid-in  Accumulated  interest from  ----------------  shareholders'
                                      Shares  Amount  capital    deficit      officers     Shares   Amount      equity
                                      ------  ------  -------  -----------  -------------  -------  -------  -------------

Balance, December 31, 1995            17,661     $18   87,608      (53,968)        (3,630)    (112)   $(539)        29,489
Issuance of common stock:
  Acquisition of Healthdyne, Inc.     17,007     170  182,826            -              -        -        -        182,996
  Exercise of options                    824       7    4,298            -              -        -        -          4,305
  Employee Stock Purchase Plan            33       -      214            -              -        -        -            214
  Conversion of subordinated
    debentures                             9       -       43            -              -        -        -             43
  Acquisition of National
    Reproductive Medical
    Center, Inc.                         899       9    7,112            -              -        -        -          7,121
  Payment on debt resulting from
    acquisition of minority interest
    of partnerships                       40       -      335            -              -        -        -            335
Change in par value of common stock        -     159     (159)           -              -        -        -              -
Purchase of treasury stock                 -       -        -            -              -       43     (420)          (420)
Cancellation of treasury stock          (155)      -     (959)           -              -      155      959              -
Payment on note receivable from
  officers                                 -       -        -            -            350        -        -            350
Accrued interest on officer notes          -       -        -            -           (134)       -        -           (134)
Net loss                                   -       -        -      (51,121)             -        -        -        (51,121)
                                      ------  ------  -------  -----------  -------------  -------  -------  -------------

Balance, December 31, 1996            36,318    $363  281,318     (105,089)        (3,414)       -       $-        173,178
                                      ======  ======  =======  ===========  =============  =======  =======  =============



See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                             (Amounts in thousands)



                                                               Years ended December 31,
                                                             -----------------------------
                                                               1996       1995      1994
                                                             ---------  --------  --------

Cash flows from operating activities:
  Net loss                                                   $(51,121)  (11,794)   (5,859)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation and amortization                             34,263     6,019     6,842
     Provision for doubtful accounts                            7,591     5,251     7,042
     Settlement of shareholder litigation                           -     4,300         -
     Reserve for patient service equipment, patient
        monitoring devices, and investments in other
        healthcare entities                                         -       625         -
     Accrued interest on officer notes                           (134)     (180)     (174)
     Write-off of intangible assets                               990         -         -
     Loss on sale of fixed assets                                 493         -         -
     Minority interest in net earnings of partnerships            151         -         -
     Sales (purchases) of short-term investments               15,656       235       (73)
     Other                                                          -       145         8
   (Increase) decrease in:
     Trade accounts receivable                                 (8,598)      795    (1,919)
     Inventories                                                1,230       (96)     (214)
     Prepaid expenses and other current assets                  3,582     1,022     4,584
     Other assets                                               1,469      (615)     (214)
   Increase (decrease):
     Accounts payable                                           2,388      (693)       41
     Accrued and other liabilities                             (3,127)   (1,700)   (3,457)
                                                             --------   -------   -------
           Net cash provided by operating activities            4,833     3,314     6,607
                                                             --------   -------   -------

Cash flows from investing activities:
  Acquisition of physician-owned companies, net of
    cash acquired                                                (567)     (865)     (435)
  Acquisition of businesses, net of cash acquired              (3,414)        -         -
  Purchases of property and equipment                          (3,868)   (1,357)   (1,954)
  Proceeds from disposal of property and equipment              4,261         -         -
                                                             ---------  -------    ------
           Net cash used in investing activities               (3,588)   (2,222)   (2,389)
                                                             ---------  -------    ------

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                             (Amounts in thousands)



                                                                                       Years ended December 31,
                                                                                     ----------------------------
                                                                                      1996       1995       1994
                                                                                     ------     ------    ------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                            1,542         -         -
  Principal repayments of long-term debt and obligations
    under capital leases                                                             (4,501)   (7,122)   (3,096)
  Proceeds from issuance of common stock                                              4,519     1,210       250
  Purchase of treasury stock                                                           (420)        -       (50)
  Treasury stock issued                                                                   -       219       447
  Treasury stock contributions to employee stock purchase plan                            -      (168)     (327)
  Acceptance of note receivable from officers                                             -       (80)   (1,012)
  Proceeds from payments on notes receivable from officers                              350       122         -
  Distributions to minority interest in partnerships                                   (227)        -         -
  Other long-term debt and equity transactions                                            -         -         9
                                                                                    -------  --------  --------
Net cash provided by (used in) financing activities                                   1,263    (5,819)   (3,779)
                                                                                    -------  --------  --------
           Net increase (decrease) in cash and short-term
              investments                                                             2,508    (4,727)      439

Cash and cash equivalents at beginning of year                                        4,422     9,149     8,710
                                                                                    -------  --------  --------
Cash and cash equivalents at end of year                                           $  6,930     4,422     9,149
                                                                                    =======  ========  ========
Supplemental disclosures of cash paid for:
  Interest                                                                         $    382       341       416
                                                                                    =======  ========  ========
  Income taxes                                                                     $     96        96       336
                                                                                    =======  ========  ========
Supplemental disclosures of noncash investing and
  financing activities:
    Conversion of 8% convertible subordinated
      debentures                                                                   $     43         -         -
                                                                                    =======  ========  ========
    Common stock issued for payment on debt
      resulting from acquisition of minority
      interest of partnerships                                                     $    335         -         -
                                                                                    =======  ========  ========

    Equipment acquired under capital
      lease obligations                                                             $   292       604         -
                                                                                    =======  ========  ========



See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                       December 31, 1996, 1995, and 1994


(1)  Summary of Significant Accounting Policies

  (a)  Business

       On March 8, 1996, Tokos Medical Corporation (Delaware) - ("Tokos") and Healthdyne, Inc. ("Healthdyne") merged with and into Matria Healthcare, Inc. ("Matria" or the "Company"), a Delaware corporation created solely for the purpose of the merger. Pursuant to the terms of the Agreement and Plan of Merger, dated October 2, 1995, as amended, each share of Tokos and Healthdyne common stock outstanding on March 8, 1996 was exchanged for one share of Matria common stock. Based on the outstanding shares of the respective companies, Tokos shareholders received approximately 51% of the combined shares of Matria common stock (see note 2).

       The Company is a nationwide provider of specialized obstetrical home healthcare, home pregnancy monitoring, and risk assessment services which assist physicians and payors in the management of high-risk pregnancies and numerous other obstetrical and gynecological conditions. The Company also provides diagnosis and treatment of fertility disorders.

  (b)  Basis of Financial Statement Presentation

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ from those estimates.

       The consolidated financial statements include the accounts of Matria Healthcare, Inc. and all of its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c)  Revenue and Allowances for Uncollectible Accounts

       Revenues are generated from the Company's own patient service centers, the rental of medical products, and fees from patient service operations managed by the Company. Revenues are recognized as the related services are rendered and are net of estimated contractual allowances which the Company makes and adjusts from time to time to reflect its estimates, based on historical collection experience, including recoveries in excess of amounts previously estimated, of the difference between amounts billed and amounts which it has or expects to receive in full settlement from primary third-party payors, secondary payors, and patients. Accordingly, the ultimate collectibility of a substantial portion of the Company's trade accounts receivable is susceptible to changes in third-party reimbursement policies.


                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


       A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon the Company's evaluation of current industry conditions, historical collection experience, and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts.

  (d)  Concentration of Credit Risk

       Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and equivalents, short-term investments, and accounts receivable with third-party payors. The Company invests its available cash in debt instruments of the United States Government and municipal bonds. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The collectibility of accounts receivable from third-party payors is directly affected by conditions and changes in the insurance industry and governmental programs, which are taken into account by the Company in computing and evaluating its allowance for doubtful accounts.

  (e)  Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and interest-bearing deposits. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  (f)  Short-Term Investments

       Short-term investments consist of United States Government and municipal bonds. Under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as trading securities which are carried at fair value with any unrealized gains and losses included in earnings. Unrealized gains (losses) of $(131), $101, and $(73) are included in the consolidated statements of operations for the years ended December 31, 1996, 1995, and 1994, respectively.

  (g)  Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

  (h)  Property and Equipment

       Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Amortization of leasehold improvements and leased equipment is recorded over the shorter of the lives of the related assets or the lease terms.


                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


  (i)  Excess of Cost Over Net Assets of Businesses Acquired

       The excess of cost over net assets of businesses acquired (goodwill) is being amortized using the straight-line method over periods ranging from 5 to 20 years. At each balance sheet date, the Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

  (j)  Intangible Assets

       Intangible assets consist of purchased software and covenants not to compete. These costs are being amortized on a straight-line basis over a period of three years.

  (k)  Stock Option Plans

       Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see note 7).


                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


  (l)  Impairment of Long-Lived Assets and Long-Lived Assets to Be
       Disposed Of

       The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

  (m)  Income Taxes

       The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

       Investment and research and experimental tax credits are accounted for on the flow-through method.

  (n)  Net Loss Per Share of Common Stock

       The net loss per common share was computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding. Outstanding stock options have been excluded from the computation as these options are anti-dilutive.

  (o)  Reclassifications

       Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to presentations adopted in 1996. Included in these reclassifications are the assets and liabilities of a subsidiary to be sold in 1997 which have been reclassified to prepaid expenses and other current assets.


                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


(2) Acquisitions

    As discussed in note 1(a), on March 8, 1996, Tokos and Healthdyne merged with and into Matria (the "Merger") with Tokos deemed to be the acquirer since Tokos shareholders received the majority of Matria common stock. The purchase price of Healthdyne was based upon the number of shares of Healthdyne common stock (including options to purchase shares of Healthdyne common stock) outstanding on the date the Merger was consummated and the average trading value of Tokos common stock for two trading days immediately prior to and two trading days immediately after the announcement date of the Merger. 17,007,000 shares of Matria common stock with a value of $182,996 were issued to Healthdyne shareholders. The Merger was accounted for in accordance with the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased software of $5,000, executive noncompete agreements of $3,000, and cost over net assets acquired of $149,731.

    The purchased fair value of the net tangible assets of Healthdyne included $9,150 of estimated severance payments for Healthdyne employees resulting from the merger, and $200 of facilities costs for patient service centers specifically identified to be closed. Accrued severance costs of $4,597 remained at December 31, 1996.

    In February 1995, Healthdyne converted a $250 note receivable from National Reproductive Medical Center, Inc. ("NRMC"), a California fertility clinic, into 14,280 shares of NRMC's Series C convertible preferred stock and acquired an additional 57,120 shares of NRMC's Series C convertible preferred stock for $1,000. Assuming a conversion ratio of preferred to common stock of 1:1, the 71,400 shares acquired constituted approximately 11.11% of the fully diluted common shares of NRMC. In June 1996, the Company exercised an option to acquire the remaining outstanding stock of NRMC for $5,697 in cash and 899,000 shares of Matria common stock with a value of $7,121 on the date of acquisition. This acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over net assets acquired of approximately $15,053.

    Unaudited pro forma results of operations as if Healthdyne and NRMC had been acquired January 1, 1995 are as follows:


                                          Years ended December 31,
                                         --------------------------
                                            1996          1995
                                         ------------  ------------
                  Revenues                $147,732       169,715
                  Net loss                 (58,011)      (45,785)
                  Net loss per share         (1.63)        (1.30)


    The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with these 1996 acquisitions:


                                                        Healthdyne   NRMC
                                                        ----------  -------

     Fair value of assets acquired, including goodwill   $ 221,436   17,970
     Cash paid for the assets acquired                           -   (5,447)
     Common stock issued for the assets acquired          (182,997)  (7,121)
     Acquisition costs paid                                 (3,700)    (250)
                                                        ----------  -------

     Liabilities assumed                                 $  34,739    5,152
                                                        ==========  =======



                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


    The Company had previously entered into agreements with certain physician-owned companies to provide its basic core high-risk pregnancy and related healthcare services to the patients of the companies for a fee. During 1996 and 1995, the Company purchased certain of these physician-owned companies for $611 and $1,094 in cash and $179 and $1,475 in notes payable, respectively. These acquisitions were accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisitions. The acquisitions resulted in excess of cost over net assets acquired of approximately $746 and $1,679 for 1996 and 1995, respectively.

(3) Property and Equipment

    Property and equipment are summarized as follows:


                                                         December 31,
                                                        ---------------
                                                         1996     1995
                                                        -------  ------

        Rental assets                                   $17,493   6,849
        Machinery, equipment, and fixtures               13,926  15,585
        Leasehold improvements                            1,794   1,116
                                                        -------  ------
                                                         33,213  23,550
        Less accumulated depreciation and amortization   17,993  15,940
                                                        -------  ------

                                                        $15,220   7,610
                                                        =======  ======

                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


(4)  Long-Term Debt


 Long-term debt is summarized as follows:
                                                                 December 31,
                                                                 --------------
                                                                 1996    1995
                                                                 ------  ------

 Convertible subordinated debentures and note (net of
   discount of $128 at December 31, 1996); interest at 8%
   payable annually; maturing on December 31, 2001;
   convertible into the Company's common stock at $4.90
   per share; redeemable by the Company at face value            $1,294       -
 Unsecured promissory note issued in connection with buyout
   of minority partnership interest; interest at 9% payable
   annually; principal payable in annual installments
   through August 1997                                              200       -
 Unsecured, noninterest-bearing obligations incurred in
   connection with buyout of physician-owned companies;
   payable at various dates through June 1999                     1,631   2,198
 Capital lease obligations; interest ranging from 3% to 20%
   with various monthly payments and maturing at various
   dates through October 2001                                     1,303     717
 Note payable to equipment financing company; interest
   at 10% per annum, payable in monthly installments
   through July 1998                                                376     648
 Other debt; interest at rates ranging from approximately 6% to
   10%; a portion secured by rental assets and other property;
   payable in monthly installments through August 1997              216     429
                                                                 ------  ------
        Total long-term debt                                      5,020   3,992

 Less current installments                                        2,521   1,914
                                                                 ------  ------

        Long-term debt, excluding current installments           $2,499   2,078
                                                                 ======  ======


    In October 1994, the Company entered into a revolving line of credit with a commercial lender. Under the terms of this credit facility, the Company could borrow up to $10,000 based upon the value of eligible collateral as defined in the credit agreement. Borrowings under this agreement bore interest at a rate of 2% over prime, and were secured by certain of the Company's assets, principally accounts receivable. At December 31, 1995, there were no outstanding borrowings under this agreement. The credit agreement was canceled in March 1996.


                                                                (Continued)
                                      F-15

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


    Approximate aggregate minimum annual payments due on long-term debt for the five years subsequent to December 31, 1996 are as follows:


            1997                        $2,521
            1998                           725
            1999                           413
            2000                            49
            2001                         1,312
                                        ------

                                        $5,020
                                        ======


(5)  Accrued Liabilities

    Accrued liabilities are summarized as follows:


                                                       December 31,
                                                     ---------------
                                                      1996     1995
                                                     -------  ------

            Accrued salaries, wages, and incentives   $4,220     626
            Accrued severance                          4,597       -
            Accrued litigation settlement                  -   5,151
            Accrued restructuring costs                9,359      50
            Deferred revenue                           3,402       -
            Other                                      3,981     868
                                                     -------  ------

                                                     $25,559   6,695
                                                     =======  ======


(6)  Income Taxes

    The components of income tax expense are as follows:


                                           Years ended December 31,
                                         ----------------------------
                                           1996      1995      1994
                                         --------  --------  --------

          Current expense (benefit):
            Federal                      $      -         -      (168)
            State                               -       150       250
                                         --------  --------  --------
                                                        150        82
          Deferred expense - Federal            -         -       468
                                         --------  --------  --------

               Total income tax expense  $      -       150       550
                                         ========  ========  ========



                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


    Below is a reconciliation of the expected income tax benefit (based on the U.S. Federal statutory income tax rate of 35%) to the actual income tax expense:


                                                  Years ended December 31,
                                                -----------------------------
                                                  1996       1995      1994
                                                ---------  --------  --------

  Computed expected income tax benefit          $ (17,892)   (4,076)   (1,858)
  Increase (decrease) resulting from:
    Losses in excess of allowable carrybacks        7,529     4,022     2,003
    Nontaxable municipal interest income             (385)        -         -
    Nondeductible expenses                         10,748         -         -
    State income taxes, net of Federal benefit          -        98       163
    Other, net                                          -       106       242
                                                ---------  --------  --------

                                                $       -       150       550
                                                =========  ========  ========


    At December 31, 1996, the Company had the following estimated credit and operating loss carryforwards available for Federal income tax reporting purposes to be applied against future taxable income and tax liabilities:


                                    General      Net
                         Year of    business  operating
                        expiration   credit     loss
                        ----------  --------  ---------

                          1997      $    344          -
                          1998           283         94
                          1999           100        523
                          2000            79        990
                          2001            97      1,537
                          2002            43      3,252
                          2003            61      2,922
                          2004           151      6,198
                          2005             -      7,137
                          2006             -          -
                          2007             -      4,475
                          2008             -      7,266
                          2009             -     15,241
                          2010             -      7,182
                          2011             -     26,202
                                    --------  ---------

                                    $  1,158     83,019
                                    ========  =========



                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


    The net operating loss carryforward of $83,019 includes deductions of approximately $15,211 related to the exercise of stock options which will be credited to additional paid-in capital when recognized. A portion of the net operating loss ($15,600) is limited, by the Internal Revenue Code
    Section 382, to an annual utilization of $2,300. The total net operating loss is limited to an annual utilization of approximately $17,000. The Company also has available alternative minimum tax (AMT) credit carryforwards of approximately $1,473 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $69,485.

    At December 31, 1996 and 1995, the Company had deferred tax assets of approximately $52,843 and $24,802, respectively, before valuation allowances. The valuation allowance is based on the likelihood that a substantial portion of the deferred tax asset will not be realized. The increase in the valuation allowance of $28,041 during 1996 was equal to the increase in the deferred asset.

    At December 31, 1996 and 1995, deferred income taxes consist of future tax benefits attributable to:


                                                            1996      1995
                                                          --------  --------

    Assets (liabilities):
     Allowance for doubtful accounts                      $  4,564     2,054
     Accruals and reserves not deducted for tax purposes     8,629     2,812
     Depreciation and amortization                           7,524     5,979
     Net operating loss carryforwards                       29,057    12,130
     Credit carryforwards                                    2,631     1,609
     Contribution carryforward                                 438       218
                                                          --------  --------
          Total                                             52,843    24,802

    Less valuation allowance                               (52,843)  (24,802)
                                                          --------  --------

          Net deferred tax asset                          $      -         -
                                                          ========  ========


(7)  Shareholders' Equity

      Capital Stock

      The authorized capital stock of the Company at December 31, 1995 consisted of 60,000 shares of common stock, $.001 par value, and 2,000 shares of convertible preferred stock, $.001 par value. In conjunction with the Merger, the authorized capital stock was increased to 100,000 shares of common stock, $.01 par value, and 50,000 shares of preferred stock, $.01 par value.

                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


      Stock Option Plans

      Prior to the Merger, the Company maintained a stock option plan for the benefit of key employees and directors under which options granted expire ten years from the date of grant. In connection with the Merger, the Company assumed options outstanding under the Healthdyne option plans. Both the Company's options and Healthdyne's options outstanding on the date of the merger became fully vested. All other terms and conditions of the options remained the same as they were prior to the Merger. As of the date of the Merger, the Company adopted two stock option plans for the benefit of key employees and nonemployee directors. A total of 1,250 shares of the Company's common stock have been authorized for issuance under these plans. Stock options granted under these plans are exercisable in equal amounts over three years and expire in ten years.

      The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS 123, requires presentation of pro forma net earnings (loss) and earnings (loss) per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased as follows:

                                        1996       1995
                                      --------   -------

                      Net loss        $(52,279)  (12,218)
                                      ========   =======

                      Loss per share    $(1.62)     (.70)
                                      ========   =======


      Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, and the options generally have a three-year vesting period, the pro forma effect will not be fully reflected until 1998.

      The weighted-average fair value of the individual options granted during 1996 and 1995 is estimated as $3.03 and $2.52, respectively, on the date of grant. The fair values for both years were determined using a Black-Scholes option-pricing model with the following assumptions.

                                             1996     1995
                                            -------  -------

                   Dividend yield           None     None
                   Volatility               40%      51%
                   Risk-free interest rate  6.25%    6.00%
                   Expected life            5 Years  3 Years




                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


A summary of stock option transactions under these plans is shown below:


                                         1996                   1995                 1994
                                  --------------------   --------------------  -------------------
                                              Weighted               Weighted             Weighted
                                               average               average              average
                                              exercise               exercise             exercise
                                   Shares       price      Shares     price     Shares     price
                                  ---------  ----------  ---------  --------  ---------  --------

Outstanding at beginning of year  2,032,429    $    5.97  2,152,844     $5.68  1,701,787     $6.41
Assumed from Heathdyne option     1,108,888         3.34          -         -          -         -
  plans
Granted                             919,920         8.14    670,500      6.37    667,250      4.52
Exercised                          (823,881)        4.47   (250,273)     3.43    (39,912)     3.10
Canceled                           (148,855)        7.57   (540,642)     6.62   (176,281)     7.52
                                  ---------        -----  ---------  --------  ---------  --------

Outstanding at end of year        3,088,501    $    6.00  2,032,429     $5.97  2,152,844     $5.68
                                  =========        =====  =========  ========  =========  ========

Exercisable at year-end           2,262,627    $    5.18    202,913     $3.41    282,301     $3.15
                                  =========        =====  =========  ========  =========  ========


The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:


                         Options outstanding                            Options exercisable
                    -------------------------------                   -----------------------
                                       Weighted          Weighted                   Weighted
   Range of                            average           average                    average
   exercise           Shares          remaining          exercise       Shares      exercise
     price          outstanding    contractual life       price       exercisable    price
---------------     -----------    ----------------      --------     -----------  ----------

$  .67 - $ 5.00     1,110,870           3.87             $ 2.98       1,083,198    $   3.01
$ 5.00 - $10.00     1,926,134           8.05               7.41       1,128,094        6.66
$10.00 - $20.00        21,147           3.47              11.25          20,985       11.26
$20.00 - $30.00        30,350           4.72              23.22          30,350       23.22


Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 500 shares of the Company's common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants of the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee's compensation or 1,000 shares of common stock per quarter. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. During 1996, 1995, and 1994, respectively, 33, 34, and 56 shares of common stock were issued under the Purchase Plan. Compensation cost related to this plan determined under SFAS 123 had an insignificant effect on the pro forma net loss and pro forma loss per share disclosed above.


                                                              (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


      Shareholder Rights Plan

      In connection with the merger, Matria established a Shareholders' Rights Agreement. If a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender offer or exchange that would result in the acquisition of a beneficial ownership of 20% or more of the Company's outstanding common stock, the rights detach from the common stock and are distributed to shareholders as separate securities. Each right entitles its holder to purchase one one-hundredth of a share (a unit) of common stock, at a purchase price of $61 per unit. The rights, which do not have voting power, expire on March 9, 2006 unless previously distributed and may be redeemed by the Company in whole at a price of $.01 per right any time before and within 10 days after their distribution. If the Company is acquired in a merger or other business combination transaction, or 50% of its assets or earnings power are sold at any time after the rights become exercisable, the rights entitle a holder to buy a number of common shares of the acquiring company having a market value of twice the exercise price of the right. If a person acquires 20% of the Company's common stock or if a 15% or larger holder merges with the Company and the common stock is not changed or exchanged in such merger, or engages in self-dealing transactions with the Company, each right not owned by such holder becomes exercisable for the number of common shares of the Company having a market value of twice the exercise price of the right.

(8)  Employee Benefit Plans

    The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company's obligation for contributions under the 401(k) plan is limited to the lesser of (i) one-half of each participant's contributions but not more than 2.5% of the participant's base salary or
    (ii) 20% of the Company's pretax earnings before consideration of this contribution. Discretionary Company contributions are allowed under the plan. Contributions to the plan for the years ended December 31, 1996, 1995, and 1994 were approximately $376, $-0-, and $-0-, respectively.

    During 1996, the Company established a nonqualified defined benefit pension plan for the benefit of a certain select group of senior management. The benefits are based on the employee's compensation during the three calendar years in which the individual's base salary is the highest and actual years of service. At December 31, 1996, the plan is unfunded. Management has not determined whether and when the plan will be funded in future periods.

                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


    The following table sets forth the plan's funded status at December 31, 1996:


   Actuarial present value of accumulated benefit obligation,
      including vested benefit of $3,586                               $3,586
                                                                       ======

   Projected benefit obligation for service rendered to date           $4,057
   Plan assets at fair value                                                -
                                                                       ------
   Projected benefit obligation in excess of plan assets                4,057

   Unrecognized net gain from past experience different from
      that assumed and effects of changes in assumptions                  759
   Prior service cost not yet recognized in net periodic pension cost    (720)
                                                                       ------

   Accrued pension cost                                                $4,096
                                                                       ======

Net pension cost for 1996 included the following components:

      Service cost                                                     $  179
      Interest cost on projected benefit obligation                       292
      Net amortization and deferral                                        64
                                                                       ------

      Net periodic pension cost                                        $  535
                                                                       ======


    The weighted average assumed discount rate used to measure the accumulated and projected benefit obligations was 7.5%. The weighted average rate of compensation increase was 5.0%.

(9)  Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

      (a)  Cash and Short-Term Investments

           The carrying amount approximates fair value because of the short maturity of these instruments or because they are marked to market.

      (b)  Long-Term Debt

           The Company estimates that the carrying amount of the Company's long-term debt approximates the fair value based on the current rates offered to the Company for debt of the same remaining maturities.


                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


(10) Restructuring

    During 1996, in connection with the Merger, the Company incurred restructuring charges of $22,525 related to severance costs for 278 involuntarily terminated employees in the executive, sales, clinical service, and administrative support functions. Also, lease terminations and other facilities-related exit costs arising from closing duplicate patient service centers and consolidation of two corporate headquarters were incurred. In addition, computer and patient service equipment was determined to be incompatible with nursing station software to be used by Matria and computer hardware and software was determined to be obsolete by adoption of new systems.

    A summary of the components of the 1996 restructuring charges follows:


                  Employee severance                      $10,750
                  Relocation                                1,250
                  Duplicate/excess facility costs           2,500
                  Write-off of excess/obsolete equipment    5,400
                  Other                                     2,625
                                                          -------

                                                          $22,525
                                                          =======

               The following restructuring costs were included in accrued liabilities at December 31, 1996:

                  Employee severance                       $7,405
                  Duplicate/excess facility costs             924
                  Other                                     1,030
                                                          -------

                                                           $9,359
                                                          =======


    During 1995, the Company incurred restructuring costs of $2,456 related to cost reduction efforts as the Company's revenues continued to decline. The cost reduction plan consisted of reductions in the Company's workforce of approximately 105 employees in the information systems, reimbursement, administrative, and clinical service functions, and termination of several facilities. At December 31, 1995, all amounts had been expended.

    A summary of the components of the 1995 restructuring charges follows:


                           Employee severance  $1,834
                           Facility closing       332
                           Other                  290
                                               ------

                                               $2,456
                                               ======



                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


(11) Commitments

    The Company is committed under noncancelable operating lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 1996 are as follows:


                                        Operating           Capital
Years ending December 31,                leases             leases
-------------------------               ---------           -------
       1997                                $7,577             672
       1998                                 6,442             427
       1999                                 5,519             339
       2000                                 3,454              54
       2001                                 2,869              19
       2002 and thereafter                  4,418               -
                                           ------          ------
                                           30,279           1,511
                                           ======

       Less interest                                          208
                                                             ----

       Present value of future minimum
          capital lease payments                           $1,303
                                                           ======

    Amortization of leased assets is included in depreciation expense.

    Rental expense for cancelable and noncancelable leases was approximately $3,259, $3,637, and $3,293 for the years ended December 31, 1996, 1995, and
    1994, respectively.

(12) Contingencies

    The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated balance sheet, results of operations, or liquidity.

    On March 7, 1997, Adeza Biomedical Corporation ("Adeza"), a Delaware corporation, that, in conjunction with the Company, developed an immunoassay test utilizing fetal fibronectin ("fFN") to predict the likelihood of the onset of preterm delivery, initiated litigation against the Company in the
    Superior Court of Santa Clara County, California seeking    to terminate the
    Exclusive Marketing Agreement, dated as of December 31, 1991, as amended, between Adeza and the Company (the "Marketing Agreement"). The suit alleges, among other things, that the Company breached the Marketing Agreement by failing to utilize its best efforts to market fFN notwithstanding the fact that the Company sales to date substantially exceed the minimum level of sales required thereunder. The Marketing Agreement grants the Company the exclusive right to market fFN in the United States of America, Canada, and Puerto Rico and, in addition, gives the Company an absolute license to the fFN technology in order for the Company to manufacture the fFN product in the event of a default by Adeza. The Company intends to deny the allegations in the Complaint, to defend the matter vigorously, and to assert all remedies available to it.

                                                                (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)


    In July 1995, the Company reached a $10,000 settlement with the plaintiffs in a class action securities suit. The Company's cost of settlement, after adjustment for insurance proceeds directly deposited in an escrow account pursuant to the settlement, was $5,750. The Company paid $750 in 1995 and the remaining $5,000 in 1996. The charge to income in 1995 of $4,300 was in addition to the aggregate amount of $1,450 which had been previously accrued in selling and administrative expenses.

    A complaint was filed on February 1, 1995 by The Lindner Fund, Inc. in the Eastern District of Missouri against Healthdyne and its former subsidiary HNS alleging that The Lindner Fund would not have sold its investment in HNS on February 8, 1994 had Healthdyne and HNS disclosed the potential sale of HNS. Damages have been requested in the amount of $1,051, representing the aggregate difference between the price received upon the sale of such stock by The Lindner Fund and the $7.85 per share price paid by W. R. Grace & Co. on April 6, 1994 for HNS. Healthdyne denied the allegations set forth in the complaint and Matria is currently defending the matter vigorously.

(13) Quarterly Financial Information - Unaudited

    Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 1996 and 1995.


                                                  Quarter
                                    ------------------------------------
                                     Fourth    Third   Second    First
                                    --------  -------  -------  --------
       1996:
         Revenues                    $36,205   35,799   34,716    24,086
         Net loss from operations    (14,120)  (7,344)  (8,566)  (21,091)
         Net loss per common share      (.39)    (.20)    (.25)     (.96)

       1995:
         Revenues                    $19,787   20,545   21,525    23,352
         Net loss from operations     (2,127)    (995)  (6,251)   (2,421)
         Net loss per common share      (.12)    (.06)    (.36)     (.14)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Matria Healthcare, Inc.

Under date of March 7, 1997, we reported on the consolidated balance sheet of Matria Healthcare, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           KPMG PEAT MARWICK LLP

Atlanta, Georgia
March 7, 1997