Form 10-K/A
period 1996-12-31
MATRIA HEALTHCARE INC
filed 1997-04-30
CIK 1007228

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1







 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 (No Fee Required, Effective October 7, 1996)
     For the fiscal year ended December 31, 1996
                              ------------------


     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 (No Fee Required)
     For the transition period from ______________to____________

                        Commission File No.  0-20619
                                             -------

                           MATRIA HEALTHCARE, INC.
           (Exact name of registrant as specified in its charter)


                Delaware                                   58-2205984
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

    1850 Parkway Place, 12th Floor                            30067
           Marietta, Georgia                                (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (770) 423-4500


The Registrant hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of the incorporation thereof by reference from the Registrant's definitive proxy statement for its Annual Meeting of Shareholders.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company is composed of three classes of directors (Class I, II & III), elected for staggered three year terms commencing in 1996, 1997 and 1998, respectively. In connection with the merger of Tokos Medical Corporation, a Delaware corporation ("Tokos"), and Healthdyne, Inc., a Georgia corporation ("Healthdyne") with and into the Company on March
8, 1996 (the "Merger"), one-half of the original directors were nominated by Healthdyne and the other half by Tokos. For a period of three years following the Merger and continuing through the Company's 1998 Annual Meeting of Stockholders, (i) any vacancy on the Board of Directors, or any committee thereof, arising among the Tokos nominated directors and any nominee selected to fill a director position occupied by a Tokos nominated director is to be filled or selected by the remaining Tokos nominated directors and (ii) any vacancy on the Company's Board of Directors, or any committee thereof, arising among the Healthdyne nominated directors and any nominee selected to fill a director position occupied by a Healthdyne nominated director is to be filled or selected by the remaining Healthdyne nominated directors.

     The names of the current directors and executive officers, their ages as of April 1, 1997 and certain other information about them are set forth below.



 NAME                  AGE  POSITION WITH THE COMPANY
 -------------------   ---  ----------------------------------------------------
 Parker H. Petit (1)   57   Chairman of the Board
 Frank D. Powers       48   Executive Vice President
 J. Brent Burkey       50   Senior Vice President, General Counsel and Secretary
 Donald R. Millard (1) 49   Senior Vice President - Finance, Chief Financial
                            Officer and Treasurer
 Timothy R. Busch      42   Director
 Robert F. Byrnes (1)  52   Director
 Craig T. Davenport    44   Director
 Thomas W. Erickson    46   Director
 David L. Goldsmith    47   Director
 Carl E. Sanders       71   Director
 Jackie M. Ward        58   Director
 Morris S. Weeden      77   Director
 Frederick P. Zuspan,  75   Director
   M.D.

------------------

     PARKER H. PETIT. Mr. Petit has been Chairman of the Board of Matria since the Merger on March 8, 1996. (See Footnote 1 below). Mr. Petit was also the founder of and was employed by Healthdyne as its Chairman of the Board of Directors and Chief Executive Officer from 1970 to March 1996. Mr. Petit is also Chairman of the Board of Healthdyne Technologies, Inc. and Healthdyne Information Enterprises, Inc. and is a director of Atlantic Southeast Airlines, Inc. and Intelligent Systems, Inc.

------------------
(1) Pending the election of a new President and Chief Executive Officer, two directors (Messrs. Petit and Byrnes) and one executive officer (Mr. Millard) have performed such duties on an interim basis on behalf of the Company as part of a three-person Office of the President.

     FRANK D. POWERS. Mr. Powers has been Executive Vice President of Matria since March 8, 1996. Prior thereto, he served as President of Healthdyne Maternity Management, a subsidiary of Healthdyne, from October 1989 until March 1996, and as President of Healthdyne's Home Care Group from November 1986 to October 1989. In addition, he was President of Healthdyne's Home
Care Products Division from September 1984 to November 1986 and Corporate Controller of Healthdyne from January 1983 to September 1984.

     J. BRENT BURKEY. Mr. Burkey has served as Senior Vice President, General Counsel and Secretary of the Company since March 8, 1996. Prior thereto, he served as Senior Vice President and General Counsel of Healthdyne from September 1987 to March 1996 and as Vice President and General Counsel of Healthdyne from November 1982 to September 1987. He also served as Secretary of Healthdyne from August 1984 to March 1996 and as Assistant Secretary of Healthdyne from November 1982 to August 1984.

     DONALD R. MILLARD. Mr. Millard has served as Senior Vice President-Finance, Chief Financial Officer and Treasurer of the Company since March 8, 1996. (See Footnote 1 on page 2 infra). Prior thereto, he served as Vice President-Finance and Chief Financial Officer of Healthdyne from July 1987 to March 1996 and, in addition, was Treasurer of Healthdyne from March 1990 to March 1996. Prior thereto, he was President of Dental One, Inc., a dental healthcare provider, from December 1982 to June 1987. Mr. Millard is also a director of Coast Dental Services, Inc.

      TIMOTHY R. BUSCH. Mr. Busch has served as a director of Matria since April 25, 1997 when he was elected by the Tokos nominated directors to fill the vacancy created by the resignation of Mr. Gene P. Guselli. Since December 1979, Mr. Busch has been a certified public accountant, attorney and President of The Busch Firm, an estate planning and transactional law firm, based in Irvine, California that has provided tax and estate planning legal advice to Mr. Byrnes. Two limited partnerships in which Mr. Busch was a general partner filed petitions in 1993 and 1994, respectively, for bankruptcy protection under the Federal bankruptcy laws.

     ROBERT F. BYRNES. Mr. Byrnes has served as a director of Matria since March 8, 1996. Mr. Byrnes also served as President and Chief Executive Officer of Matria from March 1996 to December 1996. (See Footnote 1 on page 2 infra). Prior to the Merger, he served as Chief Executive Officer of Tokos since
July 1984, as Chairman of the Board since November 1987 and as President and Chief Operating Officer of Tokos from January 1994 to March 1996.

     CRAIG T. DAVENPORT. Mr. Davenport has served as a director of Matria since March 8, 1996 and formerly was a director of Tokos from November 1986 to March 1996 and a consultant to Tokos through December 1994. Since August 1994 he has been Chief Executive Officer and Managing Partner for The D.W. Group, a private investment firm which provides advisory services for early stage and emerging growth healthcare companies. Mr. Davenport served as Chief Operating Officer of Tokos from November 1986 to December 1993, and as President of Tokos from November 1987 to December 1993. Mr. Davenport is also a director of TheraTx, Inc.

     THOMAS W. ERICKSON. Mr. Erickson has served as a director of Matria since March 8, 1996 and formerly was a director of Tokos from 1985 to 1996. Mr. Erickson has been President and Chief Executive Officer of CareSelect Group, Inc., a physician practice management company since July

1994. Mr. Erickson has also served as President and Chief Executive Officer of Erickson Capital Group, Inc., a private investment firm, which invests in a wide range of healthcare service companies and managed care alliances.

     DAVID L. GOLDSMITH. Mr. Goldsmith has served as a director of Matria since March 8, 1996 and formerly was a director of Tokos from 1985 to 1996.
Mr. Goldsmith has been a managing director of Robertson Stephens & Co. since 1992, and a partner of Robertson Stephens from 1981 to 1992. In addition, Mr. Goldsmith directs the Robertson Stephens' venture capital and management buyout activity. Mr. Goldsmith is also a director of Apria Healthcare, Inc. and Spectranetics, Inc.

     CARL E. SANDERS. Mr. Sanders has served as a director of Matria since March 8, 1996 and formerly was a director of Healthdyne from 1986 to 1996. Mr. Sanders, a former governor of the State of Georgia, is Chairman of Troutman Sanders LLP, an Atlanta based law firm which provides legal services to Matria. Mr. Sanders is also a director of Carmike Cinemas, Inc., Metromedia International Group, Inc., Norrell Corporation, Roadmaster Industries, Inc. and Healthdyne Information Enterprises, Inc.

     JACKIE M. WARD. Ms. Ward has served as a director of Matria since March 8, 1996 and is President and Chief Executive Officer of Computer Generation Incorporated, a privately-held, Atlanta based corporation engaged in designing and producing "turnkey" computer hardware and software systems for telecommunications and other specialized applications, which she founded in 1968. Ms. Ward is also a former Chairperson of the Board of Regents of the University System of Georgia and the current Chairman of the Metro Atlanta Chamber of Commerce, as well as a director of SCI Systems, Inc., Trigon Blue Cross Blue Shield and Nations Bank, N.A. and a member of several other civic and government organizations.

     MORRIS S. WEEDEN. Mr. Weeden has served as a director of Matria since March 8, 1996 and formerly was a director of Healthdyne from 1987 to 1996. Mr. Weeden is retired. He was Vice Chairman--Board of Directors of Morton Thiokol, Inc., a salt, chemical, household and aerospace products manufacturer, from March 1980 to December 1984. Prior thereto, Mr. Weeden was Executive Vice President of Morton Norwich Products, Inc., in charge of pharmaceutical operations, President of Morton International, a pharmaceutical division of Morton Norwich Products, Inc. and President of Bristol Laboratories, a pharmaceutical division of Bristol Myers Corp.

     FREDERICK P. ZUSPAN, M.D. Dr. Zuspan has served as a director of Matria since March 8, 1996, formerly was a director of Healthdyne from 1993 to 1996 and has been a physician since 1951. Dr. Zuspan has been Professor and Chairman Emeritus, Department of Obstetrics and Gynecology at the Ohio State University College of Medicine since July 1991 and Editor-in-Chief of the American Journal of Obstetrics and Gynecology since 1991. Dr. Zuspan was previously Professor of the Ohio State University College of Medicine from 1987 to 1991 and Professor and Chairman of the Department of Obstetrics and Gynecology at the Ohio State University College of Medicine from 1975 to 1987, at the University of Chicago, Pritzker School of Medicine from 1966 to 1975, and at the Medical College of Georgia from 1960 to 1966.

SECTION 16 REPORTS

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company for the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were properly filed.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation paid to the five most highly compensated executive officers (the "Named Executive Officers") for their services in all capacities to the Corporation and its subsidiaries from March 8, 1996 (the effective date of the merger of Tokos and Healthdyne) to December 31, 1996:

                         SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------------------------------------------
                                                                            LONG-TERM
                                                                          COMPENSATION
                                                    ANNUAL COMPENSATION      AWARDS
                                                    -------------------   ------------
                                                                                        ALL OTHER
NAME AND                                                                                COMPENSA-
PRINCIPAL POSITION                      YEAR  SALARY ($)  BONUS ($)      OPTIONS (#)    TION ($)
----------------------------------------------------------------------------------------------------
Parker H. Petit (1)                     1996  $204,711    $--                 --      $    3,750 (2)
 Chairman of the Board

Robert F. Byrnes (3)                    1996   274,970     --             60,000       1,028,940 (4)
 President and Chief Executive Officer

Terry P. Bayer (5)                      1996   184,819     --             40,000           3,750 (2)
 Executive Vice President

Frank D. Powers                         1996   181,923     --             40,000           3,750 (2)
 Executive Vice President

J. Brent Burkey                         1996   170,769     --             30,000           3,750 (2)
 Senior Vice President, General
 Counsel and Secretary


---------------------------

(1) Mr. Petit terminated his employment with the Company for "good reason" effective December 31, 1996, but remains as Chairman of the Board of Directors in his capacity as a director. His termination entitles him to severance compensation payable in future periods. See "Change of Control Severance Agreements" herein.

(2) Represents the Company's matching contributions to the named executive officers under the Company's tax-qualified 401 (k) Profit Sharing Plan accrued during 1996.

(3) The Employment Agreement, dated as of May 1, 1995, as amended, between Mr. Byrnes and Tokos under which Mr. Byrnes was employed as President and Chief Executive Officer of the Company expired at the end of its stated term on December 31, 1996 without renewal, entitling Mr. Byrnes to severance compensation payable in future periods in accordance with the terms thereof. See "Change of Control Severance Agreements" herein.

(4) Subject to an obligation to repay under certain circumstances, the Compensation Committee of the Board of Directors on March 28, 1996 agreed to reimburse Mr. Byrnes, in addition to the relocation expenses and closing costs on the primary residence covered by the standard relocation policy of the Company, for the excess of the cost and expenses invested by him in his residence in Villa Park,

     California and condominium in Palm Springs, California over the expected selling price thereof in order to induce him to relocate his residence to the Marietta, Georgia metropolitan area. The aggregate amount of this reimbursement was $1,025,190 and is included above. Although he sold both California properties, Mr. Byrnes did not relocate his residence to Marietta, Georgia. Also includes $3,750 representing the Company's matching contribution to Mr. Byrnes under the Company's tax-qualified 401(k) Profit Sharing Plan accured during 1996. See "Change of Control Severance Agreements" herein.

(5) The Employment Agreement, dated as of January 1, 1995, as amended, between Ms. Bayer and Tokos under which Ms. Bayer was employed as an Executive Officer of the Company expired at the end of its stated term on December 31, 1996, without renewal entitling Ms. Bayer to severance compensation payable in future periods in accordance with the terms thereof. See "Change of Control Severance Agreements" herein.

STOCK OPTIONS

     The following table contains information as of the end of the last fiscal year concerning the grant of stock options under Matria's 1996 Stock Incentive Plan to the Named Executive Officers of the Company.

                      OPTION GRANTS IN LAST FISCAL YEAR

-----------------------------------------------------------------------------------------------
                               INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                                                                           VALUE AT ASSUMED
                                  % OF TOTAL                               ANNUAL RATES OF
                                  OPTIONS           EXERCISE               STOCK PRICE APPRECI-
                                  GRANTED TO           OR                  ATION FOR OPTION
                         OPTIONS  EMPLOYEES           BASE                 TERM
                         GRANTED  IN FISCAL          PRICE     EXPIRATION
       NAME              #(1)     YEAR               ($/SH)       DATE         5%        10%
-----------------------------------------------------------------------------------------------
Parker H. Petit             -0-       -0-                --           --         --        --

Robert F. Byrnes         60,000     6.62%             $8.50    3/28/2006   $321,000  $812,808

Terry P. Bayer           40,000     4.41%              8.50    3/28/2006    214,000   541,872

Frank D. Powers          40,000     4.41%              8.50    3/28/2006    214,000   541,872

J. Brent Burkey          30,000     3.31%              8.50    3/28/2006    160,500   406,404

-------------------

(1) These options to purchase the Company's Common Stock were granted on March 28, 1996. For each option granted, 33% of the shares subject to the option grants become exercisable in cumulative increments on the first, second and third anniversary date of the option grants. The options each have a term of ten years from the date of grant and are not transferable, otherwise than by will or the laws of descent and distribution. Except as provided in each of the option agreements, the options may not be exercised unless employment with the Company or an affiliate or subsidiary continues. Options granted under the plans will expire (i) immediately upon the employee's termination for good cause; (ii) three months after the date of termination for reason other than good cause; (iii) three months after the employee's voluntary termination; (iv) one year after the employee's death or disability; or (v) ten years from the date of the grant, whichever shall occur first. The purchase price of the shares subject to these options may be paid (i) in cash, (ii) through the surrender of previously owned stock of Matria, or (iii) a combination of cash and previously owned stock of Matria. The optionees are obligated to reimburse Matria at the time of any exercises of the options for any taxes required to be withheld by Matria under federal, state or local law as the result of the exercise of the options.

STOCK OPTION EXERCISES

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options from March 8, 1996 through December 31, 1996 and unexercised options held as of the end of the fiscal year:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FY - END OPTION VALUES



-------------------------------------------------------------------------------------------------------------------------
                                                                 NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED IN-
                                                                      OPTIONS AT                THE-MONEY OPTIONS AT
                                                                LAST FISCAL YEAR END(#)     LAST FISCAL YEAR END(#) (1)
                                                              ---------------------------  ------------------------------
                    SHARES                 VALUE
NAME               ACQUIRED              REALIZED
                  ON EXERCISE        (MARKET PRICE AT
                      (#)      EXERCISE LESS EXERCISE PRICE)  EXERCISABLE   UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------


Parker, H. Petit      -0-                  $-                    146,667            -           $307,619       $ -
Robert F. Byrnes      -0-                   -                    200,000       60,000             37,500       -0-
Terry P. Bayer        -0-                   -                    155,000       40,000                -0-       -0-
Frank D. Powers       -0-                   -                     52,667       40,000             99,795       -0-
J. Brent Burkey       -0-                   -                     85,000       30,000            164,026       -0-


(1) Based on $4.75, the last sale price of the Company's Common Stock on December 31, 1996.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. Directors who are not employees receive a fee of $3,000 per quarter, plus $1,000 for each Board meeting and $750 for each Committee meeting attended on a day other than a Regular Meeting of the Board, and are reimbursed for any travel expenses incurred. The Chairman of the Board, in lieu of the above retainer and meeting fees, is paid a fee of $12,500 per quarter.


CHANGE OF CONTROL SEVERANCE AGREEMENTS

     Prior to the Merger of Healthdyne and Tokos with and into Company, Tokos and Healthdyne had certain Change of Control Agreements with the Named Executive Officers, the terms of which were assumed by the Company, as follows:

     Tokos: During 1994 and 1995, Tokos entered into employment agreements with Mr. Byrnes, Ms. Bayer and certain other officers of Tokos who did not become executive officers of the Company. These agreements provided for severance payments and certain benefits in the event of a voluntary or involuntary termination upon a "change of control," a "termination for failure to renew" and a "termination other than for cause." The executive officers were not entitled to any compensation or benefits if they were "terminated for cause." A "termination for failure to renew" meant a failure to renew or extend the term of the agreement beyond the December 31, 1996 termination date or any extension thereof. A "termination other than for cause" was defined as constructive termination of the executive officer or material breach of the employment agreement by Tokos. A "termination for cause" was defined as a termination for any willful dishonesty towards, fraud upon or deliberate injury to Tokos by the executive officer.

     Amendments to the employment agreements described above were approved by Tokos and executed on October 2, 1995, and become effective on March 8, 1996, the effective date of the Merger. The amendments increased the amount of severance and other cash compensation payable in the event of a termination upon a "change of control" or "termination for failure to renew" from 18 months continuation of salary plus 150% of the highest bonus earned by the employee, to an amount equal to three times the executive officer's average annual base salary and other income derived from Tokos, or the Company, which is reportable for federal tax purposes for the five years ending prior to the date of termination. The amount of severance payable under the employment agreements is limited to amounts which are deductible by Matria under Section 280G of the Internal Revenue Code. In addition, the covenants against competition and soliciting customers and employees included in the employment agreements were revised to provide greater protection to Tokos.

     The employment agreements of Ms. Bayer and Mr. Byrnes were not renewed by the, Board of Directors of the Company and expired at the end of their stated term on December 31, 1996, thereby entitling both employees to severance compensation based upon a "termination for failure to renew." At the suggestion of Mr. Byrnes, the Board of Directors of the Company, in return for an agreement by Ms. Bayer to continue her employment beyond the expiration of the employment agreement for a limited period of time, agreed to accelerate the payment of Ms. Bayer's severance and other cash compensation into a lump sum amount payable upon the termination of such additional employment period. On or about March 14, 1997, Ms. Bayer's employment was terminated and she was paid $701,606 in cash compensation as severance and an agreement not to compete, and she was provided with a continuation for a three year period of time of the fringe benefits to which she was entitled under the Employment Agreement.

     As a result of the failure to renew his employment agreement, Mr. Byrnes' employment with the Company terminated on December 31, 1996 and he became entitled to cash compensation for severance and an agreement not to compete in an amount of $1,799,899, payable in equal monthly installments over a three year period, plus a continuation for a three year period of the fringe benefits to which he was entitled under the employment agreement. Mr. Byrnes has, among other things, requested the Company to adjust the time period serving as the basis for the severance calculation, which would have the effect of increasing the amount payable thereunder and to honor a request for a lump sum, as opposed to installment, payment of the amount due.

     Healthdyne: In February 1988, Healthdyne entered into agreements with Messrs. Petit and Burkey entitling such executive officers to certain benefits upon specified terminations of employment within three years following a "change in control" of Healthdyne. The Merger, as well as several other transactions engaged in by Healthdyne prior to the Merger, constituted a "change in control" under these agreements. Each agreement provided that in the event of a "change in control" of Healthdyne, the executive officer concerned would be entitled to certain benefits upon his subsequent termination of employment during the term of the agreement unless such termination is (i) because of his death disability or retirement, (ii) by the Company for cause, or (iii) with respect to termination by the executive officer, other than for "good reason." Under these agreements, a number of circumstances entitle the executive officer to treat a good faith termination on his part as being a termination for "good reason." These include an adverse change in the executive officer's compensation, discontinuation of certain benefits, the assignment of duties inconsistent with his status or duties in effect immediately prior to the "change in control," the relocation of the principal executive office to a location outside of Marietta, Georgia or requiring the executive officer to be based anywhere other than the Company's principal executive office.

     Under the agreements, if an executive officer's employment with the Company terminates following the consummation of a "change in control" other than under the circumstances set forth in clauses (i), (ii), or (iii) of the preceding paragraph, the executive officer will be entitled to receive his full base salary through the date of termination and a lump sum severance payment equal to three times the executive officer's average annual salary and other income derived from Healthdyne or the Company, which is reportable for federal tax purposes for the five years ending prior to the date of termination. In addition, such executive officer will be entitled to receive, for a period of three years after the date of termination, all life, disability and health insurance coverage, automobile allowances and other fringe benefits equivalent to those in effect at the date of termination and is entitled to receive additional amounts, if any, relating to any excise taxes imposed on the executive officer as a result of Section 280G of the Internal Revenue Code.

     Healthdyne entered into amended and restated agreements with each of the executive officers mentioned above and a new agreement with Frank D. Powers (the "Restated Agreements") upon the effective date of the Merger, which superseded the prior agreements described above. The Restated Agreements do not increase the amount of compensation payable upon a "change of control", but they do acknowledge that the Merger constituted a "change in control," as defined in the Restated Agreements, and extend the term of the Restated Agreements from a term ending in February 1997 to a term ending three years after the Merger. In addition, under the Restated Agreements the executive officer agrees to comply with certain protective covenants not to compete which, for a period of three years following the later of the effective time of the merger, or the effective time of any other "change in control" of the Company that occurs within three years after the effective date of the merger and during the executive officer's continued employment with the Company, prohibit the executive officer from competing with the Company, soliciting customers or personnel of the Company. The Restated Agreements otherwise are substantially similar to the change in control agreements previously in effect.

     Mr. Petit, the Chairman of the Board of Directors, terminated his employment as an employee of the Company for "good reason" in December 1996 and became entitled to receive compensation in the amount of $4,307,600 under his Restated Agreement, plus a continuation of his fringe benefits for a period of three years. Although entitled by the express terms of his Agreement to a lump sum payment of this amount, Mr. Petit voluntarily agreed to accept payments in annual installments over a three year period.

PENSION PLAN

     The following table shows the estimated pension benefits payable to a covered participant at normal retirement age under the Company's nonqualified pension plan which provides benefits based on remuneration that is covered under the plan and years of service with the Company and its affiliates.

                              PENSION PLAN TABLE

                              Years of Services


     Remuneration     10       15        20        25        30        35
     ------------     --       --        --        --        --        --

     $75,000       $ 7,000  $18,250  $ 29,500  $ 29,500  $ 29,500  $ 29,500
     100,000        14,500   29,500    44,500    44,500    44,500    44,500
     125,000        22,000   40,750    59,500    59,500    59,500    59,500
     150,000        29,500   52,000    74,500    74,500    74,500    74,500
     175,000        37,000   63,250    89,500    89,500    89,500    89,500
     200,000        44,500   74,500   104,500   104,500   104,500   104,500

     Remuneration covered by the benefit award is based on the average base salary of the executive for the three years in which his base salary is the highest. This amount for each of the Named Executive Officers participating in the plan as of the end of the last fiscal year was $370,417, $266,640, $218,667, $166,700 and $206,060, for Mr. Petit, Mr. Byrnes, Ms. Bayer, Mr.
Powers and Mr. Burkey, respectively. The estimated years of service for each Named Executive Officer as of the end of the last fiscal year was 24 years for Mr. Petit, 16 years for Mr. Byrnes, 6 years for Ms. Bayer, 14 years for Mr. Powers and 14 years for Mr. Burkey. Benefits shown are computed as a diminishing single life annuity beginning at age 65 with annual reductions equal to the annual increases in primary social security benefits.

     In the event of a "change of control" of the Company as defined in the benefit awards, all benefits accrued to date immediately vest and each Named Executive Officer may require the Company to place in trust for the Named Executive Officer's benefit an amount of money equal to the present value of the participant's accrued retirement benefit and, on an annual basis thereafter, to make additional contributions to such trust for any additional benefit accruals of the Named Executive Officer. As defined in these awards, the Merger was deemed to be a "change of control". The Named Executive Officers who received these benefit awards and the amounts that the Company would be required to place in trust for each such Named Executive Officer as of December 31, 1996, if requested thereunder, are as follows: Parker H. Petit - $998,000; Robert F. Byrnes - $334,000; Terry P. Bayer - $ -0-; Frank D.
Powers - $159,000; and J. Brent Burkey - $242,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 1, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares beneficially owned by them.



                                             AMOUNT AND NATURE             PERCENT
NAME OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP (1)(2)  OF CLASS (1)(2)
-------------------------------------  ------------------------------  ---------------

Foreign and Colonial Management                  1,954,000                   5.4%
Limited and Hypo Foreign & Colonial
Management (Holdings) Limited (3)
      Exchange House, Primrose Street
      London EC2A2NY England
Parker H. Petit (4)                              1,275,581                   3.5%
Robert F. Byrnes                                 1,252,263                   3.4%
Timothy R. Busch                                       -0-                   ----
Terry P. Bayer                                     168,333                   ----
Frank D. Powers                                     68,436                   ----
J. Brent Burkey                                    111,694                   ----
Craig T. Davenport                                  33,000                   ----
Thomas W. Erickson                                  24,000                   ----
David L. Goldsmith                                  60,182                   ----
Carl E. Sanders                                     64,500                   ----
Jackie M. Ward                                       5,004                   ----
Morris S. Weeden                                    25,000                   ----
Frederick P. Zuspan                                 15,000                   ----
All executive officers and directors
as a group (15 persons)                          3,249,454                   8.9%


---------------------------

-- Less than 1%

(1) Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days as well as any securities owned by such person's spouse, children or relatives living in the same house. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares held by them.

(2) With respect to each person in the table, assumes that such person has exercised all options, warrants and other rights to purchase Common Stock exercisable within 60 days beneficially owned by him or that no other person has exercised any such rights.

(3)  This information is as of the date set forth in and based solely on the
     Schedule 13G furnished to the Company by this entity.

(4) Does not include 295,130 shares owned by Bank South, N.A., Atlanta, Georgia, as Trustee for the benefit of two of Mr. Petit's children. Mr. Yokubinas, a former officer and a director of Healthdyne, is a member of a self-perpetuating, three-member advisory committee that has power to remove the Trustee and to direct the Trustee as to the voting and disposition of the shares owned by the Trust except that the advisory committee has no such power during the lifetime of Mr. Petit if the shares held by Mr. Petit and the trust, when aggregated, are "significant from the viewpoint of voting control" of the Company. Both the Trustee and the advisory committee consider the shares owned by the Trustee to be significant in terms of voting control. In the absence of direction by the advisory committee, the Trustee has sole power to direct the voting and disposition of these securities.


ITEM 13.  CERTAIN TRANSACTIONS

     The following indebtedness formerly due to Tokos and Healthdyne became payable in accordance with its terms to the Company upon the effective date of the Merger:

     In July 1981, 248,000 shares of common stock reserved under the Healthdyne 1981 Incentive Stock Option Plan were sold to Parker H. Petit for $1.33 per share in exchange for $330,000 principal amount of a 8% promissory note (the "1981 Promissory Note") payable in four years and secured by the purchased shares. Healthdyne's Board of Directors extended the maturity dates of the 1981 Promissory Note, forgave interest accrued from July 1985 through December 1987, and stayed the accrual of any additional interest until the stock was sold. The maximum outstanding principal indebtedness to the Company of Mr. Petit since January 1, 1996 was $873,182, of which $325,800 related to the 1981 Promissory Note, $350,000 to a loan evidenced by a promissory note, dated September 24, 1992 bearing interest at a floating rate which was 8.25% at year end, payable on December 31, 1996, $100,000 related to a loan evidenced by a promissory note, dated March 16, 1993, bearing interest at a floating rate which was 8.25% at year end, payable on demand, and $125,000 related to a loan evidenced by a promissory note, dated June 27, 1994, bearing interest at a floating rate which was 8.25% at year end, payable on demand. In connection with his termination of employment, Mr. Petit repaid in full all indebtedness outstanding to the Company on December 31, 1996.

     As of December 31, 1996, Robert F. Byrnes was indebted to the Company in the aggregate amount of $3,414,107 (the maximum amount outstanding in 1996). The loans are evidenced by a series of promissory notes, bearing interest at 6% per annum, and are secured by an aggregate of 930,013 shares of Matria common stock having an aggregate value of $4,417,562 on December 31, 1996 and $3,720,052 on April 29, 1997. Approximately one-third of such loans represent interest bearing promissory notes delivered by Mr. Byrnes to Tokos to exercise stock options issued under Tokos' 1985 and 1995 Stock Option Plans. The remainder represents interest bearing loans of $1,012,000 and $900,000 advanced by Tokos to Mr. Byrnes to extinguish a third party debt he initiated to pay the taxes associated with the stock option exercises. The Board of Directors of Tokos approved these tax loans so that Mr. Byrnes would not be forced to sell shares of Tokos stock to repay this tax related debt and extended the maturity date of all loans to December 31, 1996.

     Mr. Byrnes' indebtedness to the Company became due and payable in full on December 31, 1996, but the payment thereof was deferred by the terms of Section 6 of his employment agreement, dated May 1, 1995, as amended, which provides that the payment of any loans due and owing by Mr. Byrnes to the Company on the date of his termination of employment would become due and payable two years after the effective date of the termination or one year after re-employment, whichever is sooner. In order to both remain eligible for this payment deferral and to comply with the terms of a security agreement relating to the tax loans, Mr. Byrnes is obligated to maintain collateral with the Company having a current value equal to one and one-half times the amount of the loans. On April 18, 1997, the Company notified Mr. Byrnes that additional collateral (approximately $1.5 million based upon the value of the collateral on April 29, 1997) is necessary in order to comply with the terms and conditions of the agreements and to prevent the loans from becoming due and payable. To date, Mr. Byrnes has not responded to the notification.

     Mr. Carl E. Sanders, a director of the Company, is also the Chairman of Troutman Sanders LLP, a law firm based in Atlanta, Georgia which provided certain legal services to the Company in fiscal year 1996 and is expected to be retained by the Company in the future.

                                  SIGNATURE
                                  ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Matria Healthcare, Inc.


Date:  April 29, 1997                By /s/ Donald R. Millard
                                     -------------------------------
                                     Donald R. Millard, Senior Vice
                                     President-Finance, Chief
                                     Financial Officer and
                                     Treasurer