Form 10-Q
period 1997-03-31
MATRIA HEALTHCARE INC
filed 1997-05-14
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C.   20549

                                   FORM 10-Q



 X    Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
---   Exchange Act of 1934 for the quarterly period ended  March 31, 1997  .
                                                           ----------------
                                       or

       Transition Report pursuant to Section 13 or 15 (d) of the Securities
---    Exchange Act of 1934 for the transition period from       to       .
                                                           ------- -------
Commission file number 0-20619


                           Matria Healthcare, Inc.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Delaware                                           58-2205984
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


  1850 Parkway Place, 12th Floor,  Marietta,  Georgia          30067
------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

                                (770) 423-4500
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X       NO
           ---        ---

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of May 1, 1997 was 36,483,184.

                         PART I - FINANCIAL INFORMATION
                            MATRIA HEALTHCARE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                  (Unaudited)


                                                              March 31,  December 31,
ASSETS                                                          1997        1996
------                                                       ---------  ------------

Current assets:

    Cash and cash equivalents                                 $  2,355         6,930
    Short-term investments                                      13,321        17,710
    Trade accounts receivable, less allowances of $26,723
      and $26,198 at March 31, 1997 and December 31,
      1996, respectively                                        31,157        29,456
    Inventories                                                    946           867
    Prepaid expenses and other current assets                    3,172         1,628
                                                              --------      --------
    Total current assets                                        50,951        56,591


Property and equipment, less accumulated depreciation of
    $19,381 and $17,993 at March 31, 1997 and
    December 31, 1996, respectively                             14,220        15,220
Excess of cost over net assets of businesses acquired, less
    accumulated amortization of $38,302 and $29,804 at
    March 31, 1997 and December 31, 1996, respectively         133,816       142,126
Intangible assets, less accumulated amortization of $2,889
    and $2,222 at March 31, 1997 and December 31,
    1996, respectively                                           5,531         5,973
Other assets                                                     3,254         3,278
                                                              --------      --------

                                                              $207,772       223,188
                                                              ========      ========

                            MATRIA HEALTHCARE, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                (Amounts in thousands except per share amounts)
                                  (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY                             March 31,  December 31,
------------------------------------                               1997        1996

Current Liabilities:


   Current installments of long-term debt
      and obligations under capital leases                      $   3,052         2,521
   Accounts payable, principally trade                              4,708         6,486
   Accrued liabilities                                             18,590        25,559
                                                                ---------     ---------

   Total current liabilities                                       26,350        34,566

Long-term debt and obligations under capital leases, excluding
   current installments                                             2,354         2,499
Accrued pension cost                                                4,243         4,096
Other long-term liabilities                                         7,962         8,849
                                                                ---------     ---------

   Total liabilities                                               40,909        50,010

Shareholders' equity:
   Preferred stock, $.01 par value, 50,000 shares
     authorized at March 31, 1997 and December 31, 1996;
     none issued at March 31, 1997 and December 31, 1996                -             -

   Common stock, $.01 par value, 100,000 shares
     authorized at March 31, 1997 and December 31, 1996;
     36,476 and 36,318 shares issued at March 31, 1997 and
     December 31, 1996, respectively                                  365           363

   Additional paid-in capital                                     281,389       281,318
   Accumulated deficit                                           (111,436)     (105,089)
   Notes receivable and accrued interest from officers             (3,455)       (3,414)
                                                                ---------     ---------


    Total shareholders' equity                                    166,863       173,178
                                                                ---------     ---------
                                                                $ 207,772       223,188
                                                                =========     =========





See accompanying notes to consolidated condensed financial statements.

                            MATRIA HEALTHCARE, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)



                                                Three Months ended March 31,
                                                --------------------------
                                                   1997            1996
                                                ---------       ---------
 Revenues                                          34,530          24,086
 Cost of revenues                                  14,477          10,301
 Selling and administrative expenses               15,680          15,443
 Provision for doubtful accounts                    1,500           1,467
 Amortization of goodwill and other
    intangibles                                     9,164           3,011
 Restructuring expenses                                 -          15,025
                                                ---------       ---------
                                                   40,821          45,247
                                                ---------       ---------
    Operating loss                                 (6,291)        (21,161)
 Interest income, net                                 114              32
 Other income (expense), net                         (170)             39
                                                ---------       ---------
    Net loss                                    $  (6,347)        (21,090)
                                                =========       =========


 Net loss per common share                      $   (0.17)          (1.23)
                                                =========       =========


 Weighted average number of common shares          36,373          17,169
                                                =========       =========

                            MATRIA HEALTHCARE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                  (Unaudited)



                                                                      Three Months ended March 31,
                                                                       ------------------------
                                                                          1997            1996
                                                                       -------        --------
Cash Flows from Operating Activities:
 Net loss                                                              $(6,347)        (21,090)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Restructuring expenses                                                  -          15,025
     Depreciation and amortization                                      10,553           4,001
     Provision for doubtful accounts                                     1,500           1,467
     Unrealized losses (gain) on short-term investments                    (14)             41
     Sales of short-term investments                                     4,403           9,263
     Purchase of short-term investments                                      -          (4,590)
     Other                                                                   -             132
 Changes in operating assets and liabilities, net of
   effect of acquisitions:
     Decrease (increase) in accounts receivable                         (3,201)            653
     Decrease (increase) in prepaids and other current assets           (1,623)          1,021
     Decrease (increase) in other assets                                  (389)            397
     Increase (decrease) in accounts payable                            (1,778)          1,478
     Decrease in accrued expenses and other current liabilities         (7,743)         (5,145)
                                                                       -------        --------
 Net cash provided by (used in) operating activities                    (4,639)          2,653
                                                                       -------        --------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                  (388)           (553)
     Disposition of property and equipment                                   -             621
     Acquisition of businesses, net of cash acquired                         -             223
                                                                       -------        --------
 Net cash provided by (used in) investing activities                      (388)            291
                                                                       -------        --------

Cash Flows from Financing Activities:
     Proceeds from issuance of debt                                      1,067           1,502
     Principal repayments of debt and capital lease obligations           (618)         (1,312)
     Proceeds from issuance of common stock                                883           1,583
     Purchase of treasury stock                                           (880)              -
                                                                       -------        --------
 Net cash provided by financing activities                                 452           1,773
                                                                       -------        --------

 Increase (decrease) in cash and cash equivalents                       (4,575)          4,717

 Cash and cash equivalents at beginning of period                        6,930           4,422
                                                                       -------        --------

 Cash and cash equivalents at end of period                            $ 2,355           9,139
                                                                       =======        ========


See accompanying notes to consolidated condensed financial statements.

                            MATRIA HEALTHCARE, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                  (Unaudited)


1. General

     The consolidated condensed financial statements as of March 31, 1997 are unaudited. Certain reclassifications of prior period information have been made to conform to current year presentation. On March 8, 1996 Tokos Medical Corporation (Delaware)("Tokos") and Healthdyne, Inc. ("Healthdyne") merged with and into Matria Healthcare, Inc.("Matria" or the "Company") (see Note 3 - Acquisitions). The merger was accounted for using the purchase method of accounting with Tokos deemed to be the acquirer, and accordingly, the financial statements include the results of operations for Tokos only for the first two months of 1996 and for Tokos and Healthdyne combined since such date. Effective June 1, 1996 the Company also acquired National Reproductive Medical Centers, Inc. ("NRMC") (see Note 3). The NRMC acquisition was accounted for using the purchase method of accounting, and the results of operations of NRMC since June 1, 1996 are included in the consolidated operations of the Company. The results for the three month period ended March 31, 1997 are not necessarily indicative of the results for the full year ending December 31, 1997.

     The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company included in the Company's Form 10-K for the year ended December 31, 1996.


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

     In March 1995 Healthdyne acquired a 15% ownership interest in NRMC, a multi-site provider of infertility treatment services. Effective June 1, 1996 the Company purchased the remaining 85% ownership interest in NRMC for $5.697 million in cash and 899,000 shares of Matria Common Stock. The NRMC acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at acquisition. The excess of purchase price over the fair values of the net assets acquired was $15.053 million and is being amortized on a straight-line basis over 5 years. Results of operations of NRMC have been included in the consolidated results of operations of the Company since June 1, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL.

     On March 8, 1996, Tokos and Healthdyne merged with and into the Company, which had been created solely for the purpose of the Merger. The Merger was accounted for using the purchase method of accounting, and Tokos was deemed to be the acquirer since its shareholders received approximately 51% of the newly issued shares of Matria's Common Stock.

     In March 1995, Healthdyne acquired a 15% ownership interest in NRMC for $1.250 million cash, and effective June 1, 1996 the Company acquired the remaining 85%. The acquisition was accounted for using the purchase method of accounting.

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

     A substantial portion of the Company's current revenues are derived directly from third-party payors for services rendered to patients by the Company. The financial performance of all healthcare companies, including the Company, could be adversely affected by the financial condition of certain governmental and private payors and by their continuing efforts to reduce healthcare costs by lowering reimbursement rates, increasing medical reviews of invoices for services and negotiating for reduced contract rates. The Company and its predecessor companies responded to these developments by attempting to emphasize cost-effective therapies and procedures, pre-qualifying insurance coverage prior to the delivery of services and educating third-party payors on the benefits of the Company's home therapies. Although reduction in the reimbursement rates that the Company receives for services rendered could have an adverse impact on operations, the Company is hopeful that the overall cost-effective nature of treatment in the home (as compared to hospitalization), coupled with the potential benefits to be derived from prenatal care, will be recognized and encouraged by any new healthcare initiatives.

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

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The results of Matria for the three month period ended March 31, 1996 include the results of Healthdyne only since March 1, 1996 and also include certain costs and expenses associated with the Merger. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS.

     Revenues increased $10.444 million or 43.4% in the three month period ended March 31, 1997, as compared to the same period in 1996. The decline in revenues experienced by Tokos throughout 1995, which was primarily a result of decreases in preterm labor management patient service days, continued into 1996; however, it was offset by the additional Healthdyne revenues included in the Company's revenues from March 1, 1996 and by the additional NRMC revenues included in the Company's revenues from June 1, 1996.

     Additional revenues are also realized in 1997 from the marketing of the fetal fibronectin immunoassay, a new in vitro diagnostic test ("fFN test")used as an aid in assessing the risk of preterm delivery in women. Through a marketing agreement entered into by Tokos in 1991, the Company has exclusive rights to market the fFN test in the United States, Canada and Puerto Rico (See
Item 3 - "Legal Proceedings" herein). The FDA approved this product in September 1995 and the Company began marketing the fFN test in May 1996 as a means of predicting whether preterm delivery was likely in women with symptoms associated with preterm labor. In January 1997 the FDA expanded the marketing approval of the fFN test to also include asymptomatic patients - women who do not have symptoms of preterms labor. Revenues from the fFN test increased more than 50% from the fourth quarter of 1996 to the first quarter of 1997.

     Cost of revenues as a percent of revenues for the three month period ended March 31, 1997 declined to 41.9% from 42.8% in the same period in 1996. The reduction of cost of revenues as a percentage of revenues of the preterm labor management business from 42.8% in the first quarter of 1996 to 38.7% in the first quarter of 1997 was primarily achieved through consolidation of service sites and operating efficiencies arising from the Merger. This reduction was partially offset by the inclusion of the results of operations of NRMC in the first quarter of 1997, whose costs of revenues as a percentage of revenues in the first quarter of 1997 was 68.6%.

     Selling and administrative expenses increased $237,000 to $15.680 million for the three month period ended March 31, 1997 compared with $15.443 million for the same period in 1996. Although these costs increased in absolute dollars, the costs declined as a percent of revenues to 45.4% from 64.1% primarily due to synergies achieved as a result of the Merger.

     Excluding the amortization of the additional goodwill and other intangibles associated with the Merger ($32.613 million per year for three years and $29.946 million per year for two additional years), the Company achieved annualized cost savings on a quarterly run rate basis compared to the historical combined costs of Tokos and Healthdyne of approximately $28.000 million by the end of 1996, primarily as a result of reductions of patient services center expenses in overlapping geographic locations, elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. Additional annualized cost savings in excess of $7.000 million were achieved in the first quarter of 1997.

     As a result of the Merger and the acquisition of NRMC, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill (as opposed to tangible assets such as cash, accounts receivable, inventory and equipment). At March 31, 1997, the Company's total assets were $207.772 million, of which $139.347 million, or 67.1% of total assets, were goodwill and intangibles. The amortization or any future write-down of such goodwill and intangibles by the Company could have a material adverse effect on the results of operations of the Company.

     The Company provides for estimated uncollectable accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues was approximately 5% for the three month period ended March 31, 1997 and 6% for the same period during 1996. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis. NRMC collects substantially all charges for patient services at the time services are provided. Therefore, the provision for doubtful accounts for NRMC is not significant.

     In connection with the Merger, in the three month period ended March 31, 1996, the Company incurred approximately $15.025 million of restructuring costs which were charged to operations. Of these costs, approximately $4.100 million related to involuntary severance of employees, $2.500 million related to the consolidation of facilities, $5.400 million related to the write-down of software and equipment that will be obsolete as a result of the adoption of new systems, and $3.025 million related to other miscellaneous Merger related costs.

     The Company did not record any federal or state income tax benefits in 1997 or 1996. The net tax operating loss carryforward of approximately $80.000 million will be available to offset future taxable income, if any.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31,1997 the Company had cash and short-term investments of $15.676 million.

     Net cash used by operating activities was $4.639 million for the three month period ended March 31,1997, compared with $2.653 million provided by operating activities for the same period in 1996. For the three month period ended March 31, 1997, cash flow from operating activities was reduced by payments of approximately $5.982 million for Merger related costs. As of March 31, 1997, the Company's accounts receivable days sales outstanding increased to 81 days from 73 days as of December 31, 1996, primarily due to the consolidation of the accounts receivable/collection process from two locations to one location and the conversion to a new computerized billing system. The days sales outstanding are expected to return to the 70 to 75 day range by the end of 1997. During 1995, Tokos purchased certain physician-owned companies for which it originally provided services and during 1995 and the first quarter of 1996, Healthdyne purchased the minority interest of certain affiliated partnerships. Notes issued in connection with these acquisitions have a balance outstanding of $1.622 million at March 31, 1997. The remaining balances are to be paid at various times over the next four years.

     The Company incurred substantial costs in connection with the Merger. These costs include: (i) restructuring costs incurred by Tokos of approximately $15.025 million, consisting of $4.100 million relating to severance costs of terminated employees, $2.500 million of lease termination costs for duplicate facilities, $5.400 million for the write-off of computer equipment and $3.025 million for other Merger-related expenses; (ii) additional liabilities incurred by Healthdyne as a result of the Merger of approximately $9.350 million, consisting of $9.200 million relating to severance costs of terminated employees and $150,000 for patient service centers specifically identified to be closed; and (iii) transaction costs of approximately $3.700 million, consisting of $2.275 million for investment banking fees, $1.000 million for legal and accounting fees and $425,000 for other costs such as document printing and mailing and filing fees. As of March 31, 1997 the remaining liability for these estimated costs was approximately $7.973 million.

     Additionally, the Company may be required to make additional severance payments of approximately $2.235 million in accordance with employment agreements with certain officers of Tokos and Healthdyne, and may be required to place in trust approximately $3.200 million under a retirement benefit awards program for such officers.

     The Company believes that its current cash balances, and expected cash flows from operations and investing activities, will be sufficient to finance its current operations and fund any expansion of NRMC's business for the foreseeable future.

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

                         PART II  -  OTHER INFORMATION


ITEM 3.  LEGAL PROCEEDINGS

         As previously reported by the Company, a complaint was filed by Adeza Biomedical Corporation ("Adeza") in the Superior Court of Santa Clara County, California, alleging that Matria breached an Exclusive Marketing Agreement, dated December 31, 1991, as amended (the "Agreement"), between Adeza and Tokos, in an attempt by Adeza to market the product on its own behalf and eliminate the exclusivity within the United States, Canada and Puerto Rico of the Company's marketing rights to the fFN test, which is utilized to predict the likelihood of the onset of preterm labor. The Company has filed an answer to the complaint, denying that it breached the Agreement and contending that the termination thereof was inappropriate. In addition, the Company has filed for a preliminary injunction to preclude Adeza from marketing the fFN test or otherwise violating any terms of the Agreement, pending resolution of the matter. Matria intends to continue to defend the matter vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


 (a)     Exhibits
         (27) Financial Data Schedule

 (b) The Company has not filed any Reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Matria Healthcare,  Inc.


May 13, 1997              By:  /s/ Donald R. Millard
                               -------------------------------------
                               Donald R. Millard
                               Senior Vice President -Finance,
                               Chief Financial Officer and Treasurer
                               (duly authorized and principal
                               financial officer)