Form 10-Q
period 1997-06-30
MATRIA HEALTHCARE INC
filed 1997-08-14
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



  X        Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----      Exchange Act of 1934 for the quarterly period ended   June 30, 1997
                                                               ----------------
                                       or

           Transition Report pursuant to Section 13 or 15 (d) of the Securities
-----      Exchange Act of 1934 for the transition period
           from                    to                     .
                ------------------    --------------------

Commission file number 0-20619


                             Matria Healthcare, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             58-2205984
-------------------------------------------------------------------------------
(State or other jursdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


1850 Parkway Place, 12th Floor,  Marietta,  Georgia               30067
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

                                 (770) 423-4500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the issuer's only class of Common Stock, $ .01 par value, as of August 1, 1997 was 36,520,782.

                         PART I - FINANCIAL INFORMATION
                             MATRIA HEALTHCARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 June 30, December 31,
ASSETS                                                                             1997       1996
------                                                                           -------- ------------

Current assets:

     Cash and cash equivalents                                                   $  3,534      6,930
     Short-term investments                                                        13,476     17,710
     Trade accounts receivable, less allowances of $30,251
       and $26,198 at June 30, 1997 and December 31, 1996 respectively             33,826     29,456
     Inventories                                                                    1,005        867
     Prepaid expenses and other current assets                                      3,621      1,628
                                                                                 --------   --------
     Total current assets                                                          55,462     56,591


Property and equipment, less accumulated depreciation of
     $20,760 and $17,993 at June 30, 1997 and
     December 31, 1996, respectively                                               13,374     15,220
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $46,780 and $29,804 at
     June 30, 1997 and December 31, 1996, respectively                            125,459    142,126
Intangible assets, less accumulated amortization of $3,556
     and $2,222 at June 30, 1997 and December 31,
     1996, respectively                                                             4,957      5,973
Other assets                                                                        3,148      3,278
                                                                                 --------   --------

                                                                                 $202,400    223,188
                                                                                 ========   ========

                             MATRIA HEALTHCARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 (Amounts in thousands except per share amounts)
                                   (Unaudited)



                                                                 June 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                               1997         1996
------------------------------------                             --------   ------------

Current Liabilities:

     Current installments of long-term debt
         and obligations under capital leases                    $   2,577        2,521
     Accounts payable, principally trade                             5,205        6,486
     Accrued liabilities                                            19,510       25,559
                                                                 ---------    ---------
     Total current liabilities                                      27,292       34,566

Long-term debt and obligations under capital leases, excluding
     current installments                                            2,011        2,499
Accrued pension cost                                                 4,306        4,096
Other long-term liabilities                                          7,336        8,849
                                                                 ---------    ---------
     Total liabilities                                              40,945       50,010

Shareholders' equity:
     Preferred stock, $.01 par value, 50,000 shares
       authorized; none issued                                        --           --

     Common stock, $.01 par value, 100,000 shares
       authorized; 36,520 and 36,318 shares issued at
       June 30, 1997 and December 31, 1996, respectively               365          363

     Additional paid-in capital                                    281,538      281,318
     Accumulated deficit                                          (116,953)    (105,089)
     Notes receivable and accrued interest from officers            (3,495)      (3,414)
                                                                 ---------    ---------


      Total shareholders' equity                                   161,455      173,178
                                                                 ---------    ---------
                                                                 $ 202,400      223,188
                                                                 =========    =========


See accompanying notes to consolidated condensed financial statements.

                             MATRIA HEALTHCARE, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                               Three Months             Six Months
                                              Ended June 30,          Ended June 30,
                                           --------------------    --------------------
                                             1997        1996        1997        1996
                                           --------    --------    --------    --------
Revenues                                   $ 36,362      34,716      70,892      58,802

Cost of revenues                             14,649      15,279      29,126      25,575
Selling and administrative expenses          16,520      17,706      32,200      33,154
Provision for doubtful accounts               1,667       2,086       3,167       3,553
Amortization of goodwill and other
     intangibles                              9,145       8,687      18,309      11,698
Restructuring expenses                         --          --          --        15,025
                                           --------    --------    --------    --------
                                             41,981      43,758      82,802      89,005
                                           --------    --------    --------    --------
     Operating loss                          (5,619)     (9,042)    (11,910)    (30,203)
Interest income, net                            144         336         258         395
Other income (expense), net                     (41)        139        (212)        151
                                           --------    --------    --------    --------
     Net loss                              $ (5,516)     (8,567)    (11,864)    (29,657)
                                           ========    ========    ========    ========


Net loss per common share                  $  (0.15)      (0.25)      (0.33)      (1.04)
                                           ========    ========    ========    ========


Weighted average number of common shares     36,500      34,960      36,436      28,505
                                           ========    ========    ========    ========

                             MATRIA HEALTHCARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                   (Unaudited)


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                   1997        1996
                                                                                 --------    --------
Cash Flows from Operating Activities:
   Net loss                                                                      $(11,864)    (29,657)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Restructuring expenses                                                        --        15,025
       Depreciation and amortization                                               21,077      13,986
       Provision for doubtful accounts                                              3,167       3,553
       Unrealized losses (gain) on short-term investments                             (18)        108
       Sales of short-term investments                                              5,257      12,739
       Purchase of short-term investments                                          (1,005)     (8,381)
       Other                                                                         --           186
   Changes in operating assets and liabilities, net of effect of acquisitions:
       Decrease (increase) in accounts receivable                                  (7,537)        827
       Decrease (increase) in prepaids and other current assets                    (2,131)      1,342
       Decrease (increase) in other assets                                           (497)        190
       Increase (decrease) in accounts payable                                     (1,281)      2,528
       Decrease in other liabilities                                               (7,426)     (8,476)
                                                                                 --------    --------
   Net cash provided by (used in) operating activities                             (2,258)      3,970
                                                                                 --------    --------

Cash Flows from Investing Activities:
       Purchases of property and equipment                                           (921)     (2,144)
       Disposition of property and equipment                                         --           621
       Acquisition of businesses, net of cash acquired                               --         2,378
                                                                                 --------    --------
   Net cash provided by (used in) investing activities                               (921)        855
                                                                                 --------    --------

Cash Flows from Financing Activities:
       Proceeds from issuance of debt                                               1,067       1,530
       Principal repayments of debt and capital lease obligations                  (1,436)     (2,619)
       Proceeds from issuance of common stock                                       1,032       3,233
       Purchase of treasury stock                                                    (880)       --
                                                                                 --------    --------
   Net cash provided by (used in) financing activities                               (217)      2,144
                                                                                 --------    --------

   Increase (decrease) in cash and cash equivalents                                (3,396)      6,969

   Cash and cash equivalents at beginning of period                                 6,930       4,422
                                                                                 --------    --------

   Cash and cash equivalents at end of period                                    $  3,534      11,391
                                                                                 ========    ========

See accompanying notes to consolidated condensed financial statements.

                             MATRIA HEALTHCARE, INC.

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (Unaudited)


1.       General

         The consolidated condensed financial statements as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for periods presented have been included. Certain reclassifications of prior period information have been made to conform to current year presentation. On March 8, 1996 Tokos Medical Corporation (Delaware)("Tokos") and Healthdyne, Inc. ("Healthdyne") merged with and into Matria Healthcare, Inc.("Matria" or the "Company") (see Note 3 - Acquisitions). The merger was accounted for using the purchase method of accounting with Tokos deemed to be the acquirer, and accordingly, the financial statements include the results of operations for Tokos only for the first two months of 1996 and for Tokos and Healthdyne combined since such date. Effective June 1, 1996 the Company also acquired National Reproductive Medical Centers, Inc. ("NRMC") (see Note 3). The NRMC acquisition was accounted for using the purchase method of accounting, and the results of operations of NRMC since June 1, 1996 are included in the consolidated operations of the Company. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results for the full year ending December 31, 1997.

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company included in the Company's Form 10-K for the year ended December 31, 1996.


2.       Loss Per Share of Common Stock

         The loss per common share was based on the weighted average number of common shares outstanding. The inclusion of additional shares assuming the exercise of stock options would have been antidilutive. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss per share are the same.

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

         In March 1995 Healthdyne acquired a 15% ownership interest in NRMC, a multi-site provider of infertility treatment services. Effective June 1, 1996 the Company purchased the remaining 85% ownership interest in NRMC for $5.697 million in cash and 899,000 shares of Matria Common Stock. The NRMC acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of purchase price over the fair values of the net assets acquired was $15.053 million and is being amortized on a straight-line basis over 5 years. Results of operations of NRMC have been included in the consolidated results of operations of the Company since June 1, 1996.


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

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The results of Matria for the three and six month periods ended June 30, 1996 include the results of Healthdyne only since March 1, 1996 and also include certain costs and expenses associated with the Merger. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS.

         Revenues increased $1.646 million or 4.7% and $12.090 million or 20.6% in the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. The decline in revenues experienced by Tokos throughout 1995, which was primarily a result of decreases in preterm labor management patient service days, continued into 1996; however, it was offset by the additional Healthdyne revenues included in the Company's revenues from March 1, 1996 and by the additional NRMC revenues included in the Company's revenues from June 1, 1996.

         Additional revenues were also realized in 1997 from the marketing of the fetal fibronectin immunoassay, a new in vitro diagnostic test ("fFN test")used as an aid in assessing the risk of preterm delivery in women. Through a marketing agreement entered into by Tokos in 1991, the Company was granted exclusive rights to market the fFN test in the United States, Canada and Puerto Rico (See Item 3 - "Legal Proceedings" herein). The FDA approved this product in September 1995 and the Company began marketing the fFN test in May 1996 as a means of predicting whether preterm delivery was likely in women with symptoms associated with preterm labor. In January 1997 the FDA expanded the marketing approval of the fFN test to also include asymptomatic patients - women who do not have symptoms of preterms labor.

         Cost of revenues as a percent of revenues for the three month period ended June 30, 1997 declined to 40.3% from 44.0% in the same period in 1996 and declined to 41.1% from 43.5% for the six month period. The reductions of cost of revenues as a percentage of revenues of the preterm labor management business from 42.2% in the second quarter of 1996 to 35.7% in the second quarter of 1997 and from 40.3% in the first six months of 1996 to 36.6% in 1997 were primarily achieved through consolidation of service sites and operating efficiencies arising from the Merger. This reduction was partially offset by the inclusion of the results of operations of NRMC in 1997, whose costs of revenues as a percentage of revenues in the second quarter and six months of 1997 were 65.6% and 67.0%, respectively.

         Selling and administrative expenses decreased $1.186 million to $16.520 million (45.4% of revenue) for the three month period ended June 30, 1997 compared with $17.706 million (51.0% of revenues) for the same period in 1996. These costs decreased $454,000 to $32.200 million (45.4% of revenue in the six months ended June 30, 1997) from $33.154 million (56.4% of revenues) in the same period in 1996. The decreases are primarily due to synergies achieved as a result of the Merger.

         Excluding the amortization of the additional goodwill and other intangibles associated with the Merger ($32.613 million per year for the first three years and $29.946 million per year for two additional years thereafter), the Company achieved annualized cost savings on a quarterly run rate basis compared to the historical combined costs of Tokos and Healthdyne of approximately $28.000 million by the end of 1996, primarily as a result of reductions of patient services center expenses in overlapping geographic locations, elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. Additional annualized cost savings in excess of $7.000 million were achieved in the first six months of 1997.

         As a result of the Merger and the acquisition of NRMC, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill (as opposed to tangible assets such as cash, accounts receivable, inventory and equipment). At June 30, 1997, the Company's total assets were $202.400 million, of which $130.416 million, or 64.4% of total assets, were goodwill and intangibles. The amortization or any future write-down of such goodwill and intangibles by the Company could have a material adverse effect on the results of operations of the Company.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues was approximately 5% for the three and six month period ended June 30, 1997 and 6% for the same period during 1996. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis. NRMC collects substantially all charges for patient services at the time services are provided. Therefore, the provision for doubtful accounts for NRMC is not significant.

         In connection with the Merger, the Company incurred approximately $15.025 million of restructuring costs which were charged to operations in the six month period ended June 30, 1996. Of these costs, approximately $4.100 million related to involuntary severance of employees, $2.500 million related to the consolidation of facilities, $5.400 million related to the write-down of software and equipment that became obsolete as a result of the adoption of new systems, and $3.025 million related to other miscellaneous Merger related costs.

         The Company did not record any federal or state income tax benefits in 1997 or 1996. The net tax operating loss carryforward of approximately $85.000 million will be available to offset future taxable income, if any.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30,1997 the Company had cash and short-term investments of $17.010 million.

         Net cash used by operating activities was $2.258 million for the six month period ended June 30,1997, compared with $3.970 million provided by operating activities for the same period in 1996. For the six month period ended June 30, 1997, cash flow from operating activities was reduced by payments of approximately $7.000 million for Merger related costs. As of June 30, 1997, the Company's accounts receivable days sales outstanding increased to 84 days from 73 days as of December 31, 1996, primarily due to the consolidation of the accounts receivable/collection process from two locations to one location and the conversion to a new computerized billing system. The days sales outstanding are expected to return to the 70 to 75 day range by the end of 1997. During 1995, Tokos purchased certain physician-owned companies for which it originally provided services and during 1995 and the first quarter of 1996, Healthdyne purchased the minority interest of certain affiliated partnerships. Notes issued in connection with these acquisitions have a balance outstanding of $1.278 million at June 30, 1997. The remaining balances are to be paid at various times over the next four years.

         The Company incurred substantial costs in connection with the Merger. These costs include: (i) restructuring costs incurred by Tokos of approximately $15.025 million, consisting of $4.100 million relating to severance costs of terminated employees, $2.500 million of lease termination costs for duplicate facilities, $5.400 million for the write-off of computer equipment and $3.025 million for other Merger-related expenses; (ii) additional liabilities incurred by Healthdyne as a result of the Merger of approximately $9.350 million, consisting of $9.200 million relating to severance costs of terminated employees and $150,000 for patient service centers specifically identified to be closed; and (iii) transaction costs of approximately $3.700 million, consisting of $2.275 million for investment banking fees, $1.000 million for legal and accounting fees and $425,000 for other costs such as document printing and mailing and filing fees. As of June 30, 1997 the remaining liability for these estimated costs was approximately $7.000 million.

         Additionally, the Company may be required to make additional severance payments of approximately $2.235 million in accordance with employment agreements with certain officers of Tokos and Healthdyne, and may be required to place in trust approximately $3.200 million under a retirement benefit awards program for such officers.

         The Company believes that its current cash balances, and expected cash flows from operations and investing activities, will be sufficient to finance its current operations and fund any expansion of NRMC's business for the foreseeable future. In addition, the Company has received a lending commitment from a leading national banking organization and is in the process of completing the documentation necessary to establish a $25.000 million secured line of credit that will be available for general corporate purposes.

         This Management's Discussion and Analysis contains forward-looking statements including statements concerning possible changes in the healthcare industry, expected synergies arising from the Merger, the effect of goodwill on the Company's results of operations, capital expenditures to be made in the future and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the home healthcare industry and the general economy; competitive factors, such as the possible entry of large diversified healthcare companies into the obstetrical home healthcare business; new technologies and pricing pressures; changes in third-party reimbursement policies and practices and regulatory requirements applicable to the Company's business; the continued availability for sale of existing products and services; management decisions to pursue new product lines or lines of business which involve additional costs, risks or capital expenditures; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1996.

                           PART II - OTHER INFORMATION





ITEM 3.  LEGAL PROCEEDINGS

         As previously reported by the Company, Adeza Biomedical Corporation ("Adeza") filed a complaint in the Superior Court of Santa Clara County, California, alleging that Matria breached an Exclusive Marketing Agreement, dated December 31, 1991, as amended (the "Agreement"), between Adeza and Tokos, in an attempt by Adeza to market the product on its own behalf and eliminate the exclusivity within the United States, Canada and Puerto Rico of the Company's marketing rights to the fFN test, which is utilized to predict the likelihood of the onset of preterm labor. The Company (i) filed an answer to the complaint, denying that it breached the Agreement and contending that the termination thereof was inappropriate, and (ii) filed for a preliminary injunction to preclude Adeza from marketing the fFN test pending resolution of the matter. In a Notice of Ruling, filed on July 25, 1997, the Court denied the Company's request for a preliminary injunction. The Company is presently examining its legal alternatives, but expects to defend its position vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits
         (27) Financial Data Schedule (for SEC use only)

   (b) The Company has not filed any Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Matria Healthcare,  Inc.


August 12, 1997                  By: /s/ Donald R. Millard
                                     -------------------------------------
                                     Donald R. Millard
                                     Senior Vice President-Finance,
                                     Chief Financial Officer and Treasurer
                                     (duly authorized and principal
                                     financial officer)