Form 10-Q
period 1997-09-30
MATRIA HEALTHCARE INC
filed 1997-11-12
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



  X      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended September 30, 1997.
                                                             -------------------

                                       Or

                  Transition Report pursuant to Section 13 or 15 (d) of the
----- Securities Exchange Act of 1934 for the transition period from ___________________ to ____________________.

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

                                 (770) 767-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the issuer's only class of Common Stock, $
 .01 par value, as of November 4, 1997 was 36,704,081.

                         PART I - FINANCIAL INFORMATION
                             MATRIA HEALTHCARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                   (Unaudited)

                                                                 September 30,        December 31,
ASSETS                                                               1997                 1996
------                                                           -------------        ------------
Current assets:

     Cash and cash equivalents                                     $  4,469                6,930
     Short-term investments                                          13,633               17,710
     Trade accounts receivable, less allowances of $25,777
       and $26,198 at September 30, 1997 and December 31,
       1996, respectively                                            36,267               29,456
     Inventories                                                        943                  867
     Prepaid expenses and other current assets                        2,404                1,628
                                                                   --------             --------
     Total current assets                                            57,716               56,591


Property and equipment, less accumulated depreciation of
     $22,094 and $17,993 at September 30, 1997 and
     December 31, 1996, respectively                                 12,868               15,220
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $55,261 and $29,804 at
     September 30, 1997 and December 31, 1996, respectively         116,978              142,126
Intangible assets, less accumulated amortization of $4,222
     and $2,222 at September 30, 1997 and December 31,
     1996, respectively                                               4,491                5,973
Other assets                                                          3,399                3,278
                                                                   --------             --------

                                                                   $195,452              223,188
                                                                   ========             ========

                             MATRIA HEALTHCARE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 (Amounts in thousands except per share amounts)
                                   (Unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY                                September 30,      December 31,
------------------------------------                                     1997              1996
                                                                    -------------      ------------
Current liabilities:

     Current installments of long-term debt
         and obligations under capital leases                         $   1,661             2,521
     Accounts payable, principally trade                                  5,388             6,486
     Accrued liabilities                                                 16,275            25,559
                                                                      ---------         ---------
     Total current liabilities                                           23,324            34,566

Long-term debt and obligations under capital leases, excluding
     current installments                                                 1,946             2,499
Accrued pension cost                                                      2,699             4,096
Other long-term liabilities                                              10,876             8,849
                                                                      ---------         ---------
     Total liabilities                                                   38,845            50,010

Shareholders' equity:
     Preferred stock, $.01 par value, 50,000 shares
       authorized; none issued                                               --                --

     Common stock, $.01 par value, 100,000 shares
       authorized; 36,567 and 36,318 shares issued at
       September 30, 1997 and December 31, 1996,
       respectively                                                         366               363
     Additional paid-in capital                                         281,628           281,318
     Accumulated deficit                                               (121,851)         (105,089)
     Notes receivable and accrued interest from shareholder              (3,536)           (3,414)
                                                                      ---------         ---------


     Total shareholders' equity                                         156,607           173,178
                                                                      ---------         ---------
                                                                      $ 195,452           223,188
                                                                      =========         =========


See accompanying notes to consolidated condensed financial statements.

                             MATRIA HEALTHCARE, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF LOSS

                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                          --------------------         --------------------
                                                            1997        1996             1997        1996
                                                          --------    --------         --------    --------
Revenues                                                  $ 36,540      35,799          107,432      94,601

Cost of revenues                                            14,203      15,245           43,329      40,820
Selling and administrative expenses                         16,746      16,815           48,946      49,968
Provision for doubtful accounts                              1,656       2,054            4,823       5,608
Amortization of goodwill and other
     intangibles                                             9,147       9,274           27,456      20,972
Restructuring expenses                                          --          --               --      15,025
                                                          --------    --------         --------    --------
                                                            41,752      43,388          124,554     132,393
                                                          --------    --------         --------    --------
     Operating loss                                         (5,212)     (7,589)         (17,122)    (37,792)
Interest income, net                                           159         187              417         582
Other income (expense), net                                    155          58              (57)        209
                                                          --------    --------         --------    --------
     Net loss                                             $ (4,898)     (7,344)         (16,762)    (37,001)
                                                          ========    ========         ========    ========


Net loss per common share                                 $   (.13)       (.20)            (.46)      (1.19)
                                                          ========    ========         ========    ========


Weighted average number of common shares                    36,552      36,044           36,475      31,018
                                                          ========    ========         ========    ========




See accompanying notes to consolidated condensed financial statements.

                             MATRIA HEALTHCARE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                   (Unaudited)


                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                      1997                    1996
                                                                    --------                -------
Cash Flows from Operating Activities:
   Net loss                                                         $(16,762)               (37,001)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Restructuring expenses                                             --                 15,025
       Depreciation and amortization                                  31,558                 24,559
       Provision for doubtful accounts                                 4,823                  5,608
       Unrealized losses (gain) on short-term investments                (17)                   117
       Sales of short-term investments                                 6,112                 23,990
       Purchase of short-term investments                             (2,018)               (14,158)
       Other                                                              --                    148
   Changes in operating assets and liabilities, net of
     effect of acquisitions:
       Increase in accounts receivable                               (11,634)                  (382)
       Decrease (increase) in prepaids and other current assets         (852)                 2,007
       Decrease (increase) in other assets                              (948)                   106
       Increase (decrease) in accounts payable                        (1,098)                   346
       Decrease in other liabilities                                  (1,032)                (9,713)
       Merger related payments                                        (7,926)               (12,891)
                                                                    --------               --------
   Net cash provided by (used in) operating activities                   206                 (2,239)
                                                                    --------               --------

Cash Flows from Investing Activities:
       Purchases of property and equipment                            (1,749)                (3,531)
       Disposition of property and equipment                              --                    621
       Acquisition of businesses, net of cash acquired                    --                  2,378
                                                                    --------               --------
   Net cash used in investing activities                              (1,749)                  (532)
                                                                    --------               --------

Cash Flows from Financing Activities:
       Proceeds from issuance of debt                                  1,067                  1,559
       Principal repayments of debt and capital lease obligations     (2,225)                (3,180)
       Proceeds from issuance of common stock                          1,120                  4,092
       Purchase of treasury stock                                       (880)                    --
                                                                    --------               --------
   Net cash provided by (used in) financing activities                  (918)                 2,471
                                                                    --------               --------

   Decrease in cash and cash equivalents                              (2,461)                  (300)

   Cash and cash equivalents at beginning of period                    6,930                  4,422
                                                                    --------               --------

   Cash and cash equivalents at end of period                       $  4,469                  4,122
                                                                    ========               ========

See accompanying notes to consolidated condensed financial statements.

                             MATRIA HEALTHCARE, INC.

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (Unaudited)


1.       General

         The consolidated condensed financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for periods presented have been included. Certain reclassifications of prior period information have been made to conform to current year presentation. On March 8, 1996 Tokos Medical Corporation (Delaware)("Tokos") and Healthdyne, Inc. ("Healthdyne") merged with and into Matria Healthcare, Inc.("Matria" or the "Company") (see Note 3 - Acquisitions). The merger was accounted for using the purchase method of accounting with Tokos deemed to be the acquirer, and accordingly, the financial statements include the results of operations for Tokos only for the first two months of 1996 and for Tokos and Healthdyne combined since such date. Effective June 1, 1996 the Company also acquired National Reproductive Medical Centers, Inc. ("NRMC") (see
         Note 3). The NRMC acquisition was accounted for using the purchase method of accounting, and the results of operations of NRMC since June 1, 1996 are included in the consolidated operations of the Company. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results for the full year ending December 31, 1997.

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company included in the Company's Form 10-K for the year ended December 31, 1996.


2.       Loss Per Share of Common Stock

         The loss per common share is based on the weighted average number of common shares outstanding. The inclusion of additional shares assuming the exercise of stock options would have been antidilutive. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss per share are the same.

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

4. During the third quarter of 1997, the Company entered into a three year, $25 million secured credit agreement with a commercial bank. Amounts outstanding under the agreement will bear interest, at the Company's option, at (i) the reference rate of the Bank plus 0.50%, or
         (ii) the LIBOR rate plus 2.75%. At September 30, 1997 there were no borrowings outstanding under the credit agreement.


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

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The results of the Company for the three and nine month periods ended September 30, 1996 include the results of Healthdyne since March 1, 1996 and also include certain costs and expenses associated with the Merger. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS.

         Revenues increased $741,000 or 2.1% and $12.831 million or 13.6% in the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. The decline in revenues experienced by Tokos throughout 1995, which was primarily a result of decreases in preterm labor management patient service days, continued into 1996; however, it was offset by the additional Healthdyne revenues included in the Company's revenues from March 1, 1996 and by the additional NRMC revenues included in the Company's revenues from June 1, 1996.

         Additional revenues ($846,000 and $2,341,000, respectively, in the three and nine month periods ended September 30, 1997) were also realized in 1997 from the marketing of the fetal fibronectin immunoassay, a new in vitro diagnostic test ("fFN test") used as an aid in assessing the risk of preterm delivery in women. Through a marketing agreement entered into by Tokos in 1991, the Company was granted the right to market the fFN test in the United States, Canada and Puerto Rico. The FDA approved this product in September 1995 and the Company began marketing the fFN test in May 1996 as a means of predicting whether preterm delivery was likely in women with symptoms associated with preterm labor. In January 1997 the FDA expanded the marketing approval of the fFN test to also include asymptomatic patients - women who do not have symptoms of preterm labor. Litigation is currently ongoing between the other party to the marketing agreement and the Company over the parties respective rights under such agreement.

         Cost of revenues as a percent of revenues for the three month period ended September 30, 1997 declined to 38.9% from 42.6% in the same period in 1996 and declined to 40.3% from 43.1% for the nine month period ended September 30, 1997 and 1996, respectively. The reductions of cost of revenues as a percentage of revenues of the preterm labor management business from 38.5% in the third quarter of 1996 to 34.8% in the third quarter of 1997 and from 40.9% in the first nine months of 1996 to 36.0% in 1997 were achieved primarily through the consolidation of service sites and operating efficiencies arising from the Merger. This reduction was partially offset by the inclusion of the results of operations of NRMC in 1997, whose costs of revenues as a percentage of revenues in the third quarter and nine months of 1997 were 60.5% and 64.7%, respectively.

         Selling and administrative expenses decreased $69,000 to $16.746 million (45.8% of revenue) for the three month period ended September 30, 1997 compared with $16.815 million (47.0% of revenues) for the same period in 1996. These costs decreased $1.022 million to $48.946 million (45.6% of revenue in the nine months ended September 30, 1997) from $49.968 million (52.8% of revenues) in the same period in 1996. The decreases are primarily due to synergies achieved as a result of the Merger.

         Excluding the amortization of the additional goodwill and other intangibles associated with the Merger ($32.613 million per year for the first three years and $29.946 million per year for two additional years thereafter), the Company achieved annualized cost savings on a quarterly run rate basis compared to the historical combined costs of Tokos and Healthdyne of approximately $28.000 million by the end of 1996, primarily as a result of reductions of patient services center expenses in overlapping geographic locations, elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. Additional annualized cost savings in excess of $7.000 million were achieved in the first nine months of 1997.

         As a result of the Merger and the acquisition of NRMC, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill (as opposed to tangible assets such as cash, accounts receivable, inventory and equipment). At September 30, 1997, the Company's total assets were $195.452 million, of which $121.469 million, or 62.1% of total assets, were goodwill and intangibles. The amortization or any future write-down of such goodwill and intangibles by the Company could have a material adverse effect on the results of operations of the Company.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues was approximately 5% for the three and nine month period ended September 30, 1997 and 6% for the same period during 1996. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis. NRMC collects substantially all charges for patient services at the time services are provided. Therefore, the provision for doubtful accounts for NRMC is not significant.

         In connection with the Merger, the Company incurred approximately $15.025 million of restructuring costs which were charged to operations in the nine month period ended September 30, 1996. Of these costs, approximately $4.100 million related to involuntary severance of employees, $2.500 million related to the consolidation of facilities, $5.400 million related to the write-down of software and equipment that became obsolete as a result of the adoption of new systems, and $3.025 million related to other miscellaneous Merger related costs.

         The Company did not record any federal or state income tax benefits in 1997 or 1996. The net tax operating loss carryforward of approximately $85.000 million will be available to offset future taxable income, if any.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30,1997 the Company had cash and short-term investments of $18.102 million.

         Net cash provided by operating activities was $206,000 for the nine month period ended September 30,1997, compared with $2.239 million used by operating activities for the same period in 1996. For the nine month period ended September 30, 1997, cash flow from operating activities was reduced by payments of approximately $8.000 million for Merger related costs. As of September 30, 1997, the Company's accounts receivable days sales outstanding increased to 89 days from 73 days as of December 31, 1996, primarily due to the consolidation of the accounts receivable/collection process from two locations to one location and the conversion to a new computerized billing system. The days sales outstanding are expected to return to the 70-75 day range in the first half of 1998. During 1995, Tokos purchased certain physician-owned companies for which it originally provided services and during 1995 and the first quarter of 1996, Healthdyne purchased the minority interest of certain affiliated partnerships. Notes issued in connection with these acquisitions have a balance outstanding of $771,000 at September 30, 1997. The remaining balances are to be paid at various times over the next four years.

         The Company incurred substantial costs in connection with the Merger. These costs include: (i) restructuring costs incurred by Tokos of approximately $15.025 million, consisting of $4.100 million relating to severance costs of terminated employees, $2.500 million of lease termination costs for duplicate facilities, $5.400 million for the write-off of computer equipment and $3.025 million for other Merger-related expenses; (ii) additional liabilities incurred by Healthdyne as a result of the Merger of approximately $9.350 million, consisting of $9.200 million relating to severance costs of terminated employees and $150,000 for patient service centers specifically identified to be closed; and (iii) transaction costs of approximately $3.700 million, consisting of $2.275 million for investment banking fees, $1.000 million for legal and accounting fees and $425,000 for other costs such as document printing and mailing and filing fees. As of September 30, 1997 the remaining liability for these estimated costs was approximately $7.000 million.

         Additionally, the Company may be required to make additional severance payments of approximately $2.235 million in accordance with employment agreements with certain officers of Tokos and Healthdyne, and may be required to place in trust approximately $3.200 million under a retirement benefit awards program for such officers.

         The Company believes that its current cash balances, and expected cash flows from operations and investing activities, will be sufficient to finance its current operations and fund any expansion of NRMC's business for the foreseeable future. In addition, the Company has entered into a credit agreement with a leading national banking organization for a $25.000 million secured line of credit that will be available for general corporate purposes. There were no amounts outstanding under the credit agreement at September 30, 1997.

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

                           PART II - OTHER INFORMATION





ITEM 2.  CHANGES IN SECURITIES

         The Company entered into a Loan and Security Agreement, dated as of September 15, 1997 (the "Credit Agreement"), with BankAmerica Business Credit, Inc. (the "Bank"). Under the Credit Agreement, the Bank has agreed to extend revolving credit loans to the Company of up to $25,000,000 until September 15, 2000. Proceeds of the loans are available for working capital and other corporate purposes.

         Revolving credit loans borrowed under the Credit Agreement bear interest at either the Libor rate plus 2.75% or the Bank's reference rate plus 0.50%.

         Under the Credit Agreement, the Company has agreed to maintain certain net worth, working capital and other financial ratio requirements and has agreed, among other things, to certain restrictions on its indebtedness for borrowed money, leases, capital expenditures, disposition of assets and acquisitions. In addition, the Credit Agreement contains provisions prohibiting the payment of dividends or other distributions with respect to the Company's common stock. Borrowings under the Credit Agreement will be secured by the assets of the Company, including a pledge of the outstanding shares of common stock of certain subsidiaries of the Company, and a guarantee by NRMC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
   (a)   Exhibits

         (4.4) Loan and Security Agreement, dated September 15, 1997 between BankAmerica Business Credit, Inc. and Matria Healthcare, Inc.

         (27)     Financial Data Schedule (For SEC Use Only)

   (b) The Company has not filed any Reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Matria Healthcare, Inc.


November 11, 1997                   By: /s/ Donald R. Millard
                                        ----------------------------------------
                                        Donald R. Millard
                                        President and Chief Executive Officer
                                        and Chief Financial Officer and
                                        Treasurer (duly authorized and
                                        principal financial officer)