Form 10-K
period 1997-12-31
MATRIA HEALTHCARE INC
filed 1998-03-31
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

  X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
----- Act of 1934 for the fiscal year ended December 31, 1997 or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the transition period from ________ to _________

                          COMMISSION FILE NO.  0-20619
                            MATRIA HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    58-2205984
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

           1850 Parkway Place
            Marietta, Georgia                                  30067
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (770) 767-4500

Securities registered pursuant to Section 12(b) of the Act:
   Title of each class                Name of each exchange on which registered

                                      None

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $0.01 per share, together
                  With associated Common Stock Purchase Rights
                  --------------------------------------------
                                (Title of class)

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

As of March 11, 1998, there were 36,833,627 shares of Common Stock outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $224,301,206 based upon the closing sale price on March 11, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            MATRIA HEALTHCARE, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
        Item 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
        Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
        Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
        Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  19

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
        Item 5.  Market for the Company's Common Equity
                     and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
        Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
        Item 7.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .  23
        Item 7a. Quantitative and Qualitative Disclosures About
                     Market Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
        Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
        Item 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
        Item 10. Directors and Executive Officers of the Company  . . . . . . . . . . . . . . . . . . . . . . . . . .  29
        Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
        Item 12. Security Ownership of Certain Beneficial
                     Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
        Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  29


PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
        Item 14. Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34


                                    PART I.

ITEM 1.  BUSINESS.

         Certain of the statements made in this Item 1 and in other portions of this Report and in documents incorporated by reference herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed in "Business - Factors Affecting Future Performance" herein. See "Business - Factors Affecting Future Performance - Risks Associated with Forward-Looking Statements."

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

         Matria is the leading provider of specialized obstetrical home healthcare services that assist physicians in the management of high risk pregnancies. In addition, Matria provides home healthcare services for the management of other complicated obstetrical and gynecological conditions, such as pregnancy induced hypertension. Matria's services are designed to achieve improved medical outcomes at significant cost savings through the reduction of patient hospitalization. Services offered by Matria include screening to assist in the identification of women who may be at risk of complications during pregnancy; maternal risk assessment and prenatal education for asymptomatic patients; fetal fibronectin testing for use by physicians to predict the likelihood of preterm delivery; daily management and education of high risk patients; administration and supervision of a range of home infusion therapies for obstetrical and gynecological conditions; and specialty obstetrical and gynecological nursing.

         On June 1, 1996, the Company exercised an option and acquired the remaining 85% ownership interest in National Reproductive Medical Centers, Inc. ("NRMC"), a multi-site provider of infertility treatment services headquartered in California. Founded in 1987 and operating as "Pacific Fertility Centers", NRMC provides a broad spectrum of diagnostic and therapeutic services to infertile couples with particular emphasis on in-vitro fertilization and embryo transfer procedures. The transaction, valued at $12.8 million, was paid for in a combination of cash and Matria Common Stock. The option to acquire NRMC was obtained by Healthdyne prior to the Merger.

         Effective December 13, 1997, the Company entered into an Agreement with Control Diabetes Services, Inc. ("CDS"), a subsidiary of Eli Lily & Co. in the business of providing diabetes patient self-management training and education services to the general diabetes population. Under the terms of the Agreement, which covers nine metropolitan areas, Matria is the preferred provider of diabetes education services to CDS's managed care customers and has rights to market on its own behalf CDS's ADA-certified diabetes education program and to use CDS's unique Dia-TracTM outcome tracking and reporting software.

         On January 15, 1998, the Company acquired ten percent (10%) of the outstanding stock of Diabetes Management Services, Inc. ("DMS"), a South Carolina-based company engaged in the sale of insulin pumps and supplies as well as providing diabetes education and management services. The Company also acquired an option to purchase the balance of the outstanding stock of DMS at a formula price and agreed to provide working capital for DMS's growth and expansion. The Company has subcontracted its obligations under its agreement with CDS to DMS.

         The Company's newest business unit is a clinical software subsidiary, Clinical-Management Systems, Inc. ("CMS"), which provides clinical practice management systems and services.

         SERVICES. The Company offers a comprehensive range of specialized home healthcare and risk assessment and clinical services designed to assist physicians in managing high risk pregnancies and numerous other obstetrical and gynecological conditions more cost effectively. Substantially all of the Company's revenues are derived from these services. In 1997, the Company expanded its services to include the provision of diabetes education services to the general diabetes population.

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

         A physician who chooses to utilize the Company's preterm labor management services will prescribe the level of service offered by the Company that the physician believes is appropriate for the patient's acuity level. The patient is assigned to a perinatal nurse located in one of the Company's patient service centers. This nurse is generally the patient's primary contact for the duration of her treatment plan, which typically lasts four to seven weeks depending on the level of service prescribed and the patient's delivery date. At the time of the assignment, the nurse contacts the patient to discuss the physician's treatment plan and instruct her in the use of any device that has been prescribed by her physician. The nurse educates the patient with regard to symptoms associated with preterm labor, the methods to detect such symptoms and proper methods of care to minimize complications during pregnancy. The nurse contacts the patient on an as needed or daily basis depending on the program prescribed to assess her condition, including any symptoms of preterm labor, to provide emotional support and counseling and to encourage compliance with the physician's treatment plan. Through the daily contact with the patient and the frequent assessment of symptoms associated with preterm labor, the Matria nurse obtains information that assists the prescribing physician in the early detection and treatment of preterm labor.

         In order to assist physicians in determining the most appropriate treatment level for patients, the Company also markets a laboratory test, developed with the assistance of the Company by Adeza Biomedical Corporation ("Adeza"), that can be utilized by physicians as an aid in determining the likelihood of preterm labor commencing within a given time period from the date of the test. The test, which is FDA approved, measures the existence of fetal fibronectin, a protein present at various times in all pregnancies ("fFN"), in the vagina of the patient and based thereon predicts the likelihood of delivery within a 14 day time period. See Item 3 "Legal Proceedings" for a description of litigation commenced against the Company by Adeza in connection with this product. The litigation was settled in 1998. Under the terms of the settlement agreement, the Company will cease to market fFN tests as of August 31, 1998.

         Physicians may also prescribe labor inhibiting drugs known as tocolytics for patients who are symptomatic and in need of some form of intervention. The Company provides supervision, including pharmaceutical support, and administration of this therapy regime to patients as an alternative to hospitalization. Frequently, this therapy involves delivery of the drugs by micro infusion pump. The Company monitors the patient's reactions to the therapy on an on-going basis. Nurses report any change in patient status to the patient's physician, as well as provide the physician with periodic reports during the course of the therapy.

         Other Obstetrical and Gynecological Services. The Company provides a broad range of skilled nursing, infusion therapy and patient management services on a homecare basis for a variety of obstetrical and gynecological conditions, including pregnancy induced hypertension and gestational diabetes. Such conditions may be treated with on-going nursing assessment and focused education at various levels of frequency and intensity, other patient management and diagnostic services, and blood and urine testing.

         Maternal Risk Assessment and Prenatal Education Services. Through its comprehensive MaternaLink TM Program, the
Company offers a comprehensive risk assessment and patient education program designed to reduce maternity related costs by providing expectant mothers with focused education and psychological support and identifying pregnancies that may be high risk. The Company sells the program to employers, managed care organizations, health plans and other third-party payors or administrators who make it available to their respective employees, insureds or members who are pregnant. Through interviews with the expectant mother, the Company collects data about the woman, her family/medical history and other circumstances that might affect her pregnancy. Based on this information, the nurse provides the woman with education regarding her specific risks, if any, and recommends appropriate behavior modifications that may facilitate a healthy outcome. Relevant information collected by the Company is summarized in reports and provided to the participant's healthcare provider and case manager. Results of program utilization and effect are summarized for the client in periodic reports. The Company, working in conjunction with HMO's and other managed care organizations, demonstrated reported improved patient outcomes and documented cost savings from its MaternaLinkTM program.

         Infertility Services. Through its wholly-owned subsidiary, NRMC, Matria provides a broad spectrum of diagnostic and therapeutic services to infertile couples with particular emphasis on in-vitro fertilization and embryo transfer procedures.

         General Diabetes Services. With its strategic alliance with CDS, the Company began to provide diabetes education services to the general diabetes population. Since the date of its Agreement with CDS, the Company has provided such services to CDS's managed care customers. The Company intends to expand its provision of services to the general diabetes population in the Third Quarter of 1998.

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

         In addition to monitoring devices to assess the patient's daily condition, Matria has a data information system designed to assist managed care organizations and physician groups in tracking outcomes and summarize data regarding maternity-related care. This system consists of proprietary software and processes that collect information about maternity related access, care, utilization and satisfaction. Methodologies for analyzing data and presenting information include the use of varied data collection tools, implementation of a relational data base and design and customization of reports to meet client requirements.

         CLINICAL PRACTICE MANAGEMENT SYSTEMS. Through its wholly owned subsidiary, CMS, the Company has developed and markets an automated patient record for obstetricians and gynecologists. The system helps physicians ensure complete accurate patient records by replacing the manual process of gathering and transcribing patient data with a fully automated PC-based system. CMS began marketing to physician practices in July 1997 and installed its first office system in the Third Quarter of 1997.

         SERVICE LOCATIONS. Matria has approximately 36 service centers throughout the United States and a number of additional sites of service. All of the patient service centers operate in accordance with policies, procedures and objectives established by Matria.

         JCAHO Accreditation. Matria is continuing the process substantially completed by its predecessor companies of having a majority of its service centers accredited by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). Matria is still in the process of reaccreditating the centers in Matria's name.

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

         Matria has a number of contractual and other arrangements with medical professionals, institutions and third-party payors. These arrangements include agreements with prepaid health plans under which Matria provides services to the plans' members at discounted prices, and agreements with medical professionals and institutions under which Matria provides certain services, including reimbursement management and billing and collection services.

         REIMBURSEMENT. A significant portion of the Company's revenues are affected directly by the reimbursement policies of third-party payors, such as private insurance programs and state Medicaid programs. Matria attempts to focus its marketing efforts on developing private pay accounts. In general, these accounts pay at a higher rate than government payment programs. Changes in the funding available from either third-party or government payors or in their reimbursement policies could have an adverse impact on the Company's business.

         Private insurance companies, including HMO's, are the primary source of reimbursement for Matria, which assumed a substantial number of formal and informal contractual relationships previously held by Tokos and Healthdyne with these entities. During 1997, government payors accounted for approximately 7% of Matria's revenues. Reimbursement for uterine activity monitoring is currently available from approximately one-half of the 50 state Medicaid programs.

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

         HEALTHCARE LEGISLATION. Legislative efforts continue at the federal and state levels to control rising healthcare costs. Recently, federal initiatives have been considered in the context of federal budget legislation. President Clinton's fiscal year 1998 budget proposal would generally reduce payments to Medicare and Medicaid providers and grant states broader authority to establish Medicaid managed care systems. In addition, a number of states are considering or have enacted healthcare reforms, including reforms through Medicaid demonstration projects. These involve mandatory statewide managed care programs for Medicaid beneficiaries under which payment is made to providers through negotiated or capitated rates, as opposed to traditional fee-for-service or fee schedule payments. There can be no assurance that future health care or budget legislation or other health reform initiatives at the state or federal levels will not have an adverse effect on the business of the Company.

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

         The broad language of the anti-kickback statute has been interpreted by certain courts and governmental enforcement agencies in a manner that could impose liability on healthcare providers for engaging in a wide variety of business transactions. Limited "safe harbor" regulations exempt certain practices from enforcement action under the prohibitions. However, these safe harbors are only available to transactions that fall entirely within the narrowly defined guidelines.

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

         In 1995, the so-called "Stark II Law" went into effect. Stark II imposes civil penalties and exclusions for certain specified referrals by physicians to entities with which they have a financial relationship (subject to specified exceptions). In January 1998 the Healthcare Finance Administration issued proposed regulations relating to referrals for services other than clinical laboratory services subject to the self-referral prohibitions.

         In addition, several states in which Matria operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Other states have enacted or are considering legislation that either prohibits "physician self-referral" arrangements or requires physicians to disclose any financial interest they may have with a healthcare provider that such physicians recommend to their patients. Possible sanctions for violations of these restrictions include loss of licensure and civil and criminal penalties. Such statutes and proposed legislation vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Strict enforcement of these regulations is likely. In part as a result of these changes, Matria's predecessor companies and, to a lesser extent, Matria have terminated various partnerships, S corporations and other arrangements in which they were involved in an attempt to ensure that physician referrals would not be precluded by these statutory prohibitions. Although substantially reduced from prior periods, Matria retains certain select financial relationships with physicians who may refer, or be in a position to refer, patients for services. Matria believes that these financial relationships meet applicable exceptions permitting referrals by such physicians. Matria may be required to further modify these arrangements, or forced to discontinue accepting referrals from such physicians if the laws are subsequently interpreted to prohibit these relationships.

         Most of the medical products utilized by Matria for the provision of its services are classified as medical devices under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and are subject to regulation by the FDA. In addition, some of the services that Matria offers involve the provision of drugs that are regulated by the FDA under the FDC Act. Although these medical devices and drugs are labeled for specific indications and conditions of use and cannot be promoted for any other indications, physicians may and do prescribe them for indications that have not been approved by the FDA. The FDA allows physicians to prescribe drugs for such "off-label" indications under the "practice of medicine". For example, terbutaline sulfate is labeled for the treatment of asthma but is frequently prescribed by obstetricians as a tocolytic for the treatment of preterm labor. See Item 3 "Legal Proceedings" for a discussion of a Petition filed with the FDA by the National Women's Health Network ("NWHN") concerning the use of subcutaneous terbutaline for the treatment of preterm labor in the home. In response to the petition, the FDA issued a letter to physicians reiterating that the use of terbutaline sulfate has not been approved by the FDA for the management of preterm labor. The Company has responded to a request from the FDA for information regarding the Company's promotion of terbutaline sulfate for off-label uses. The Company believes that its activities comply with all applicable laws and guidelines. Any action by the FDA that limits the ability of Matria to offer a high risk pregnancy management service involving medical devices (including tests) or the administration of drugs for uses for which labeling has not been approved by the FDA could have a material adverse effect on the results of operations or financial condition of Matria.

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

         In addition, Matria is subject to laws and regulations that relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws. None of these laws and regulations has had a material adverse effect on the Company's business or competitive position or has required material capital expenditures on the part of the Company.

         Failure to comply with these laws or regulations applicable to the Company could adversely affect Matria's ability to continue to provide, or to receive reimbursement for, its products and services and could also subject Matria and its officers to penalties. Changes in laws or interpretations of existing laws or regulations could have a material adverse effect on permissible activities of Matria, the relative costs of doing business and the amount of reimbursement by government and other third-party payors. In addition, laws and regulations are often adopted to regulate new products, services and industries. Matria is unable to predict what legislation or regulations, if any, may be adopted in the future relating to the Company's business or the healthcare industry, including third-party reimbursement, or what effect any such legislation or regulations may have on Matria.

         COMPETITION. The home obstetrical care services market in which Matria competes is a relatively new market. As a result of the Merger, Matria believes that it is both the leading provider (based on annual level of sales) of home obstetrical care and the largest entity in this market whose services are devoted almost exclusively to home obstetrical care. In substantially all of the metropolitan areas in which Matria maintains centers competition exists from a number of local regional or national companies. Matria actually provides the patient services for several regional and national companies on a subcontract basis, which offers Matria the opportunity to participate with these more diversified service providers in contracting with certain third-party payors who prefer to contract with a single source for all homecare services.

         The principal competitive factors for Matria are the therapies offered, the expertise of its clinical employees, the ability to provide prompt and reliable service, the price at which the services are offered and the regulatory requirements of the FDA. The Company believes that it generally competes favorably with respect to these factors.

         RECENT CONTROVERSIES. The operations of Matria may be affected by several controversies surrounding the home obstetrical care business. There has been, and continues to be, debate within the medical community about how to decrease the incidence of prematurity, which is a major cause of the high U.S. infant mortality rate. Matria believes that increased surveillance of women at risk of developing preterm labor can assist the physician in early diagnosis of preterm labor and help improve the medical outcomes of complicated pregnancies. Matria provides a comprehensive range of services to assist the physician in this surveillance, including fFN testing, perinatal nursing, obstetrical pharmacy services and tocolytic therapy. A significant portion of these services includes the use of home uterine activity monitoring devices. In September 1992, an eight member committee of the American College of Obstetricians and Gynecologists ("ACOG") published an opinion stating, among other things, that the use of home uterine activity monitoring devices has not been shown to prevent prematurity; while the committee opinion represented a more recent review of existing literature, there was essentially no change from its 1989 opinion regarding the independent benefit of home uterine activity monitoring. Since that time, the FDA has approved the uterine activity monitors utilized by Matria (the only provider of home obstetrical care with devices given pre-market approval by the FDA) as safe and effective for the prediction of the onset of preterm labor in women with a history of a previous preterm delivery. Although Matria does not believe that either home uterine activity monitoring or any other diagnostic device can, in and of itself, improve therapeutic outcomes (e.g., a mammogram cannot prevent breast cancer), it does believe that monitoring can assist the physician in the early detection of preterm labor. See Item 3 "Legal Proceedings" for a discussion of a Petition filed by the NWHN.

         RESEARCH AND DEVELOPMENT. Matria's research and development strategy is to develop new and more cost-effective service procedures for providing obstetrical care to patients in the home environment, as well as to develop an office- based patient record and clinical management system for use by physicians in the management of their patients.

         EMPLOYEES. The Company currently employs a total of approximately 749 full-time employees and over 95 regular part-time employees. In addition, the Company employs an additional 825 part-time clinical employees to provide, among other things, patient training and backup support on an "as needed" basis. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be satisfactory.

         PATENTS, TRADEMARKS AND LICENSES. Matria utilizes a number of trademarks including, without limitation, System 37(R) and MaternaLink(TM), and considers the same to be important to the marketing and promotion of its services. Matria does not believe that it possesses any patents that are material to its business, although the patent possessed by Adeza for the use of the fFN Test may be deemed to be material to the continued marketing of that product. Matria's business depends and will likely continue to depend on trade secret protection to strengthen its proprietary position. Matria requires its employees to execute appropriate confidentiality agreements in connection with their employment. There can be no assurance that these agreements will not be breached or that Matria will have adequate remedies for such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information or that Matria can meaningfully protect its rights in unpatented proprietary information. Litigation may be necessary to protect trade secrets or "know-how" owned by Matria, which could result in substantial costs to, and might have a material adverse effect on, Matria.

         FACTORS AFFECTING FUTURE PERFORMANCE.
         REIMBURSEMENT. A significant portion of the Company's revenues are affected directly by the reimbursement policies of third-party payors, such as private insurance programs and state Medicaid programs. During 1997, approximately 93% of the Company's revenue was derived from private insurance programs and approximately 7% from government payors. Any change by third-party or government payors in reimbursement amounts or practices could have a material adverse effect on the Company's business, operating results and financial condition.

         Reimbursement for uterine activity monitoring is currently available from approximately one-half of the 50 state Medicaid programs. Although the Company seeks to comply with applicable Medicaid reimbursement regulations, there can be no assurance that the Company would be found in compliance in all respects with such regulations. In addition, reimbursement from Medicaid for certain services is subject to audit and retroactive adjustment. Retroactive adjustments made to prior years could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has focused its marketing efforts on developing private pay accounts, which generally pay at higher rates than government payment programs. Private insurance companies, including HMO's, are the primary source of reimbursement for Matria, which assumed a substantial number of formal and informal contractual relationships previously held by Tokos and Healthdyne with these entities. The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner had an impact on the Company's predecessors and is expected to continue to have an impact on the Company. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced, cost-effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. The Company anticipates that this trend will continue and is attempting to focus its efforts on services, some of which are offered in conjunction with third-party payors, that it believes can benefit from this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

         COLLECTION OF ACCOUNTS RECEIVABLE. The home healthcare industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third-party payors. The Company is experiencing an increase in the length of time required to collect receivables owed by managed care organizations and other payors. The Company has implemented stronger controls in the distribution of products and services and has devoted increased resources to collection activities in an effort to obtain timely payment for the Company's products and services. There can be no assurance that these efforts will be successful. A continuation of the lengthening of the amount of time required to collect accounts receivable from managed care organizations and other payors could have a material effect on the Company's business, financial condition or results of operations.

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

         The broad language of the anti-kickback statute has been interpreted by certain courts and governmental enforcement agencies in a manner that could impose liability on healthcare providers for engaging in a wide variety of business transactions. Limited "safe harbor" regulations exempt certain practices from enforcement action. However, this protection is only available with respect to transactions that fall entirely within the narrowly defined criteria of the safe harbors.

 In recent years, the federal government has significantly increased the resources allocated to enforce the fraud and abuse laws. For example, the Office of Inspector General, in cooperation with other federal agencies, announced a program, Operation Restore Trust, under which it initially scrutinized the activities of home health agencies, durable medical equipment suppliers, skilled nursing facilities, and hospices in California, Florida, Illinois, New York and Texas, states in which Matria has significant operations. Since the start of the program, the Administration has added 12 more states and has announced plans to expand Operation Restore Trust to all 50 states. Private insurers and various state enforcement agencies also have increased their scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices. Matria maintains an internal regulatory compliance review program and from time to time retains special counsel to provide advice on compliance with applicable laws and regulations. However, no assurance can be given that the practices of Matria, if reviewed, would be found to be in compliance with such laws, as such laws ultimately may be interpreted.

         In 1995, the so-called "Stark II Law" went into effect. Stark II imposes civil penalties and exclusions for certain specified referrals by physicians to entities with which they have a financial relationship (subject to specified exceptions). In January 1998, the Healthcare Financing Administration issued proposed regulations relating to referrals for services (other than clinical laboratory services) which are subject to the self-referral prohibitions.

         In addition, several states in which Matria operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between healthcare providers if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Other states have enacted or are considering legislation that either prohibits "physician self-referral" arrangements or requires physicians to disclose any financial interest they may have with a healthcare provider that such physicians recommend to their patients. Possible sanctions for violations of these restrictions include loss of licensure and civil and criminal penalties. Such statutes and proposed legislation vary from state to state, and existing laws have seldom been interpreted by the courts or regulatory agencies. Strict enforcement of these restrictions is likely. In part as a result of these changes, Matria's predecessor companies and Matria have terminated various partnerships, and other arrangements with physicians in an attempt to ensure that referrals by such physicians would not be precluded by these statutory prohibitions. Although substantially reduced from prior periods, Matria retains certain select financial relationships with physicians who may refer, or be in a position to refer, patients for services. Matria believes that these financial relationships meet applicable exceptions permitting referrals by such physicians. Matria may be required to further modify these arrangements, or forced to discontinue accepting referrals from such physicians, if the laws are subsequently interpreted to prohibit these relationships.

         Most of the medical products utilized by Matria for the provision of its services are classified as medical devices under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and are subject to regulation by the FDA. In addition, some of the services that Matria offers involve the provision of drugs or tests that are regulated by the FDA under the FDC Act. Although these medical devices, drugs and tests are labeled for specific indications and cannot be promoted for any other indications, physicians may and do prescribe them for indications that have not been approved by the FDA. The FDA allows physicians to prescribe drugs for such "off-label" indications under the "practice of medicine" doctrine. For example, terbutaline sulfate is labeled for the treatment of asthma but is frequently prescribed by obstetricians as a tocolytic for the treatment of preterm labor. See Item 3

"Legal Proceedings" for a discussion of a Petition filed with the FDA by the National Women's Health Network ("NWHN") concerning the use of subcutaneous terbutaline for the treatment of preterm labor in the home. In response to the petition, the FDA issued a letter to physicians reiterating that the use of terbutaline sulfate has not been approved by the FDA for the management of preterm labor. The Company has received and responded to a request from the FDA for information regarding the Company' promotion of terbutaline sulfate for off-label uses. The Company believes that its activities comply with all applicable laws and guidelines. Any action by the FDA that limits the ability of Matria to offer a high risk pregnancy management service involving medical devices or the administration of drugs or tests for indications for which they have not been labeled could have a material adverse effect on the results of operations or financial condition of Matria.

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

         In addition, Matria is subject to laws and regulations that relate to business corporations in general, including antitrust laws, occupational health and safety laws and environmental laws. None of these laws and regulations has had a material adverse effect on the Company's business or competitive position or has required material capital expenditures on the part of the Company.

         Failure to comply with these laws or regulations applicable to the Company could adversely affect Matria's ability to continue to provide, or to receive reimbursement for, its products and services and could also subject Matria and its officers to penalties. Changes in laws or interpretations of existing laws or regulations could have a material adverse effect on permissible activities of Matria, the relative costs of doing business and the amount of reimbursement by government and other third-party payors. In addition, laws and regulations are often adopted to regulate new products, services and industries. Matria is unable to predict what legislation or regulations, if any, may be adopted in the future relating to the Company's business or the healthcare industry, including third-party reimbursement, or what effect any such legislation or regulations may have on Matria.

         HEALTHCARE REFORM. Legislative efforts continue at the federal and state levels to control rising healthcare costs. Recently, federal initiatives have been considered in the context of federal budget legislation. President Clinton's fiscal year 1998 budget proposal would generally reduce payments to Medicare and Medicaid providers and grant states broader authority to establish Medicaid managed care systems. In addition, a number of states are considering or have enacted healthcare reforms, including reforms through Medicaid demonstration projects. These involve mandatory statewide managed care programs for Medicaid beneficiaries under which payment is made to providers through negotiated or capitated rates, as opposed to traditional fee-for- service or fee schedule payments. There can be no assurance that future healthcare or budget legislation or other health reform initiatives at the state or federal levels will not have an adverse effect on the business of the Company.

         RISKS RELATIVE TO THE CORPORATE PRACTICE OF MEDICINE. Business corporations are legally prohibited in many states from providing or holding themselves out as providers of medical care. Although the Company has structured its operations to comply with the corporate practice of medicine laws of states in which it operates and will seek to structure its operations in the future to comply with the laws of any state in which it seeks to operate, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of medicine in such states. A determination that the Company is in violation of applicable restrictions on the practice of medicine in any state in which it operates could have a material adverse effect on the Company's business if the Company were unable to restructure its operations to comply with the requirements of such state. Such regulations may limit the states in which the Company can operate, thereby inhibiting future expansion of the Company into potential markets in other states.

         CORPORATE EXPOSURE TO PROFESSIONAL LIABILITIES. Due to the nature of its business, the Company may be the subject of medical malpractice claims, with the attendant risk of substantial damage awards. The most significant source of potential liability in this regard is the alleged negligence of nurses placed by the Company in home healthcare settings. There can be no assurance that a future claim or claims will be within the scope of the Company's insurance coverage or not exceed the limits of available insurance coverage, or that such coverage will continue to be available at acceptable costs.

         DEPENDENCE ON INTELLECTUAL PROPERTY. Matria utilizes a number of trademarks including, without limitation, System 37(R) MaternaLink(TM) and considers the same to be important to the marketing and promotion of its services. Matria does not believe that it possesses any patents that are material to its business, although the patent possessed by Adeza for the use of the fFN Test may be deemed to be material to the continued marketing of that product. Matria's business does depend and will likely continue to depend on trade secret protection to strengthen its proprietary position. Matria requires its employees to execute appropriate confidentiality agreements in connection with their employment. There can be no assurance that these agreements will not be breached or that Matria will have adequate remedies for such breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information or that Matria can meaningfully protect its rights in unpatented proprietary information. Litigation may be necessary to protect trade secrets or "know-how" owned by Matria, which could result in substantial costs to, and might have a material adverse effect on, Matria.

         COMPETITION. The home obstetrical care services market in which Matria competes is a relatively new market. As a result of the Merger, Matria believes that it is both the leading provider (based on annual level of sales) of home obstetrical care and the largest entity in this market whose services are devoted almost exclusively to home obstetrical care. In substantially all of the metropolitan areas in which Matria maintains centers competition exists from a number of local, regional or national companies. Matria actually provides the patient services for several regional and national companies on a subcontract basis, which offers Matria the opportunity to participate with these more diversified service providers in contracting with certain third-party payors who prefer to contract with a single source for all home care services.

         The principal competitive factors for Matria are the therapies offered, the expertise of its clinical employees, the ability to provide prompt and reliable service, the price at which the services are offered and the regulatory requirements of the FDA. The Company believes that it generally competes favorably with respect to these factors.

         DEPENDENCE ON RELATIONSHIPS WITH REFERRAL SOURCES. The growth and profitability of the Company depends on its ability to establish and maintain close working relationships with referral sources, including payors, physicians and other healthcare professionals. There can be no assurance that the Company will be able to maintain existing referral sources or develop and maintain new referral sources. The loss of any significant existing referral sources or the failure to develop any new referral sources could have a material adverse effect on the Company's business, operating results and financial condition.

         RISKS ASSOCIATED WITH ACQUISITIONS. The Company may grow through acquisitions of additional healthcare and complementary businesses. If the Company does pursue the acquisition of a business, the Company expects to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or manage profitably additional businesses or to integrate any acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's business. In addition, future acquisitions may result in dilutive issuances of equity securities, incurring additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

         RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS. This Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements. All forward-looking statements and information in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and

Section 21E of the Securities Exchange Act and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed above. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES.

         Matria's principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 99,400 square feet. The facility is leased through February 28, 2003. The lease provides for annual rental payments of $2.063 million.

         Additional properties also are leased for the other operations of Matria. Matria's patient service centers are typically located in suburban office parks and range between 600 and 6,500 square feet of space with an average of approximately 3,500 square feet. Total square footage for these facilities is approximately 126,000 square feet. These facilities are leased for various terms through 2001 at aggregate annual rental of approximately $2.200 million. The Company terminated the lease for the former corporate headquarters of Tokos in Santa Ana, California effective December 31, 1997 and relocated its occupants to smaller, more appropriate facilities.

         In 1996, Matria relinquished or sublet a number of facilities as a part of the consolidation of the business operations of Tokos and Healthdyne. Matria believes that it has adequate facilities for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         A complaint, filed by Adeza in the Superior Court of Santa Clara County, California, was served on Matria on March 7, 1997. The complaint alleges that Matria breached an Exclusive Marketing Agreement, dated December 31, 1991, as amended (the "Agreement"), between Adeza and Tokos and was filed in an attempt to terminate the Agreement. Under the Agreement, Tokos invested $10 million to assist Adeza in the development of a test to predict the likelihood of the onset of preterm labor utilizing a fetal fibronectin immunoassay ("fFN Test"). On March 3, 1998, Matria and Adeza settled this litigation. Under the terms of the settlement, Matria will relinquish its fFN distribution rights and equity stake in Adeza for the ability to recoup its investment (from payments based upon future sales of fFN). Matria will continue to distribute the test for a six-month transition period. The settlement enables Matria to focus its energies on its core business, without the expense and distraction of ongoing litigation.

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

         On July 17, 1996, the NWHN filed a Petition with the FDA and issued a press release alleging that terbutaline, although widely prescribed by physicians for the off-label use as a tocolytic, was unsafe when administered subcutaneously in the home. The Company strongly disputed the assertions of the NWHN and filed a response to the Petition with the FDA and commenced litigation against the NWHN. Matria voluntarily dismissed the litigation against NWHN on November 26, 1997 so that Matria's intentions on the issues of women's health care would not be misinterpreted and to avoid further expenses related to the matter. The NWHN filed a motion seeking sanctions against Matria on December 2, 1997. The Court dismissed the motion for lack of jurisdiction on February 3, 1998. The NWHN did not appeal the dismissal of its motion.

         In addition to the foregoing, Matria is subject to various legal claims and actions incidental to its business and the businesses of its predecessors and their respective subsidiaries, including product liability claims and professional liability claims. Matria maintains, as did its predecessors, insurance, including insurance covering professional and product liability claims, with customary deductible amounts and has been indemnified by Healthdyne Technologies, Inc., a former subsidiary of Healthdyne, with respect to any claim relating to equipment manufactured and sold by Healthdyne Technologies, regardless of the date of manufacture of the equipment in question or whether the claim arose before or after the May 22, 1995 spin-off of Healthdyne Technologies. There can be no assurance, however, that (i) additional suits will not be filed in the future against Matria, (ii) Matria's prior experience with respect to the disposition of its litigation accurately indicates the results that will occur in pending or future cases, or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The directors of the Company are divided into three classes. The class comprised of Messrs. Parker H. Petit, Frank D. Powers, and Morris S. Weeden will continue to serve until the 1998 annual meeting of stockholders and until their successors are elected and qualified. The class comprised of Messrs. Donald R. Millard and Carl E. Sanders will continue to serve until the 1999 annual meeting and until their successors are elected and qualified.

         At the Annual Meeting of Stockholders of the Company held on December 15, 1997 (the "Meeting"), the following directors were elected, each of whom will serve until the 2000 annual meeting of stockholders and until his or her successor is elected and qualified:

                                  Affirmative               Withheld
Nominee                              Votes                    Votes
---------------------------------------------------------------------
Jackie M. Ward                    29,619,062                1,708,058
Frederick P. Zuspan, M.D.         29,597,491                1,729,629

         In addition, the following proposal was approved at the Meeting:

         Approval of the Company's 1997 Stock Incentive Plan authorizing the Company to grant options, stock bonuses and rights to purchase up to 1,800,000 shares of the Company's Common Stock to such employees, officers, independent contractors and consultants of the Company as the Board of Directors or Stock Option Committee shall, from time to time, designate.

Affirmative Votes                  Negative Votes                             Abstentions
-----------------------------------------------------------------------------------------
    25,169,485                       4,809,546                                 1,348,089




SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY.

         The following sets forth certain information with respect to the executive officers of the Company.

         Name                              Age              Position with the Company
         ----                              ---              -------------------------
Donald R. Millard                          50               President, Chief Executive Officer and
                                                            Chief Financial Officer

Frank D. Powers                            49               Executive Vice President and
                                                            Chief Operating Officer

Thornton A. Kuntz, Jr.                     44               Vice President-Administration


Roberta L. McCaw                           42               Assistant General Counsel and
                                                            Assistant Secretary

Yvonne V. Scoggins                         48               Vice President, Chief Accounting Officer
                                                            and Treasurer


         The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

         Mr. Millard has served as President, Chief Executive Officer and Chief Financial Officer since October 20, 1997 and previously was Senior Vice President-Finance, Chief Financial Officer and Treasurer of the Company from March 8, 1996 to October 20, 1997. Prior thereto, he served as Vice President-Finance and Chief Financial Officer of Healthdyne from July 1987 to March 1996 and, in addition, was Treasurer of Healthdyne from March 1990 to March 1996.

         Mr. Powers has been Executive Vice President and Chief Operating Officer since October 20, 1997 and previously was Executive Vice President of the Company from March 8, 1996 to October 20, 1997. Prior thereto, he served as President of Healthdyne Maternity Management, a subsidiary of Healthdyne, from October 1989 until March 1996, and as President of Healthdyne's Home Care Group from November 1986 to October 1989. In addition, he was President of Healthdyne's Home Care Products Division from September 1984 to November 1986 and Corporate Controller of Healthdyne from January 1983 to September 1984.

         Mr. Kuntz has been Vice President-Administration since February 24, 1998 and previously was Vice President- Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President- Administration of Healthdyne from August 1992 to March 1996.

         Ms. McCaw has been Assistant General Counsel and Assistant Secretary of the Company since December 15, 1997 and previously was Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner in Tyler, Cooper & Alcorn, a Connecticut based law firm, from January 1990 to July 1996.

         Ms. Scoggins has been Vice President, Chief Accounting Officer and Treasurer of the Company since December 15, 1997 and previously was Vice President and Controller from March 8, 1996 to December 15, 1997. Prior thereto, Ms. Scoggins was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President-Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice president, Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Matria's Common Stock is traded in the over the counter market and is quoted on the Nasdaq National Market ("NASDAQ") under the symbol "MATR". The approximate number of record holders as of March 11, 1998, was 3,286.

         Trading in Matria Common Stock did not take place prior to the effective date of the Merger except for the initial purchase of a limited number of shares by Tokos and Healthdyne as part of the Company's incorporation.

         Neither Matria nor its predecessors paid any cash dividends with respect to their respective common stocks and Matria does not intend to declare any dividends in the near future. The Company is a party to a Loan and Security Agreement that contains covenants restricting the payment of dividends on the Company's Common Stock. Matria is a party to an indenture assumed from Healthdyne relating to subordinated debentures that contains provisions restricting the payment of cash dividends during the continuation of a default in the payment of interest on the subordinated debentures.

         The high and low sales price of Matria Common Stock from March 11, 1996 (the first day that trading occurred), through March 31, 1996, was $9.75 and $7.50, respectively. In addition, the following table sets forth, for the remaining calendar quarters indicated in 1996 and 1997, the high and low sales prices of Matria Common Stock.

         CALENDAR QUARTER                                   LOW                               HIGH
         ----------------                                   ---                               ----
                 1996
                 Second                                    $7.375                            $9.25
                 Third                                      6.50                              8.75
                 Fourth                                     4.625                             8.375

                 1997
                 First                                     $3.50                             $7.50
                 Second                                     3.50                              5.125
                 Third                                      3.5625                            6.25
                 Fourth                                     4.875                             7.125

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information represents the financial performance of Matria from March 1, 1996 through December 31, 1997 and, for all prior periods, of Tokos (deemed for accounting purposes to be the acquiror of Healthdyne in the Merger) and is derived from, and should be read in conjunction with, the historical consolidated financial statements of Matria and Tokos and the related notes thereto. For all practical purposes, Matria did not engage in business prior to the effective date of the Merger, and the results of Tokos are not necessarily indicative of Matria's future performance.


                                                                      Years Ended December 31,
                                                 --------------------------------------------------------------------
                                                   1997           1996           1995            1994          1993
                                                 --------        -------        -------         ------        -------
                                                               (In thousands, except per share data)
 Consolidated statements of operations:
 --------------------------------------
 Revenues                                        $144,533        130,806         85,209         98,565        120,837

 Operating expenses                               122,630        122,686         83,990         96,640        117,460
 Provision for doubtful accounts                    6,599          7,591          5,251          7,042         13,656
 Amortization of goodwill and other
   intangibles                                     36,604         30,083          1,235            350            187
 Restructuring, severance and other charges            --         22,525          6,756             --         14,000
                                                 --------        -------        -------        -------        -------
                                                  165,833        182,885         97,232        104,032        145,303
                                                 --------        -------        -------        -------        -------
 Loss from operations                             (21,300)       (52,079)       (12,023)        (5,467)       (24,466)

 Interest income, net                                 483            824            333             50             39
 Other income (expense), net                          (85)           134             46            108             --
                                                 --------        -------        -------         ------        -------
 Loss before income tax expense                   (20,902)       (51,121)       (11,644)        (5,309)       (24,427)
 Income tax expense                                    --             --            150            550          1,956
                                                 --------        -------        -------         ------        -------

 Net loss                                        $(20,902)       (51,121)       (11,794)        (5,859)       (26,383)
                                                 ========        =======        =======         ======        =======

 Basic and diluted loss per share                $  (0.57)         (1.58)         (0.68)         (0.34)         (1.53)
                                                 ========        =======        =======         ======        =======

 Weighted average shares outstanding               36,527         32,328         17,396         17,169         17,240
                                                 ========        =======        =======         ======        =======


                                                                            December 31,
                                                  ----------------------------------------------------------------
                                                  1997           1996           1995           1994           1993
                                                  ----           ----           ----           ----           ----
                                                                           (In thousands)
 Consolidated balance sheet data:
 --------------------------------
 Total assets                                     $191,132      223,188         44,468         58,183         69,959
 Long-term debt obligations, excluding
   current maturities                                1,712        2,499          2,078          2,593          3,348
 Shareholders' equity                              153,169      173,178         29,489         40,160         46,875


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain of the statements made in this Item 7 and in other portions of the Report and in documents incorporated by reference herein constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, those discussed in "Business - Risk Factors" herein. See "Business - Factors Affecting Future Performance - Risks Associated with Forward-Looking Statements."

GENERAL.

         On March 8, 1996, Tokos and Healthdyne merged with and into the Company, which was created solely for the purpose of the Merger. The Merger was accounted for using the purchase method of accounting, and Tokos was deemed to be the acquiror since its shareholders received approximately 51% of the newly issued shares of Matria Common Stock.

         In March 1995, Healthdyne acquired a 15% ownership interest in NRMC, and effective June 1, 1996, the Company acquired the remaining 85%. The acquisition was accounted for using the purchase method of accounting.

         The Company's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third-party reimbursement policies and practices, and changes in regulatory requirements or the manner in which such requirements are enforced. As a result of the increasing cost of health care in the United States and overall efforts to reduce or control government and corporate spending, government and third- party payors are becoming increasingly focused on promoting cost-effective healthcare services, and payors, in particular, have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner.

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

         The Company's revenues from its preterm labor management business tend to be seasonal. Revenues typically begin to decline with the onset of the holiday season starting with Thanksgiving causing the first quarter revenues of each year to be less than those of the fourth quarter of the previous year. Over the previous four-year period the decline in revenues from the fourth to first quarters has averaged 7%. Management believes that the Company's quarterly revenues will continue to be impacted by this seasonality. In addition, a letter from the Food and Drug Administration to physicians, reiterating that the use of terbutaline sulfate for the management of preterm labor is an "off-label" use, caused the Company to refocus the efforts of its sales force to educating physicians and payors on clinical and regulatory issues, which has had a negative impact on the Company's revenues in the first quarter of 1998.

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

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company included in this Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission (the "Commission"). The results of the Company include the results of Healthdyne only since March 1, 1996 and NRMC only since June 1, 1996 and also include certain costs and expenses associated with the Merger. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS.

         Revenues increased $13.727 million or 10.5% in 1997 and $45.597 million or 53.5% in 1996. The decline in revenues experienced by Tokos throughout 1995, which was primarily a result of decreases in preterm labor management patient service days, continued throughout 1996 and early 1997; however, it was offset by the additional Healthdyne revenues included in the Company's revenues from March 1, 1996 and by the additional NRMC revenues included in the Company's revenues from June 1, 1996.

         Additional revenues were also realized in 1997 and 1996 ($3.636 million and $738,000, respectively) from the marketing of the fetal fibronectin immunoassay (fFN), a new in vitro diagnostic test used as an aid in assessing the risk of preterm delivery in women. Through a marketing agreement entered into by Tokos in 1991, the Company had exclusive rights to market this test in the United States, Canada and Puerto Rico. The Company began marketing the test in 1996 as a means of predicting whether preterm delivery was likely in women with symptoms associated with preterm labor. In March 1998, the Company entered into a settlement agreement with the manufacturer of the tests in the litigation over the exclusive rights to distribute the test (See Item 3 - "Legal Proceedings" herein). Under the terms of the settlement, the Company has agreed to relinquish its distribution rights and equity interest in Adeza in exchange for the opportunity to recoup its investment over time, from payments based upon future sales of the product. As a result, following a six month transition period, revenues on sales of fFN are expected to be substantially reduced.

         Cost of revenues as a percent of revenues for 1997 decreased to 39.9% from 42.7% and 41.1% in 1996 and 1995, respectively. The reductions of costs of revenues as a percentage of the preterm labor management business to 36.5% in 1997 from 40.9% in 1996 and 41.1% in 1995 were primarily achieved through consolidation of service sites and operating efficiencies related to the Merger. These reductions were partially offset by the inclusion of the results of operations of NRMC in 1996 and 1997, whose costs of revenues as a percentage of revenues were 66.3% in 1997 and 67.5% in 1996.

         Selling and administrative expenses declined as a percentage of revenues in 1997 to 44.9% from 50.8% and 56.9% in 1996 and 1995, respectively, primarily due to synergies achieved as a result of the Merger.

         Excluding the amortization of the additional goodwill and other intangibles associated with the Merger ($32.613 million per year for the first three years and $29.946 million per year for two additional years), the Company achieved annualized cost savings on a quarterly run rate basis compared to the historical combined costs of Tokos and Healthdyne of approximately $28.000 million in 1996, primarily as a result of reductions of patient services center expenses in overlapping geographic locations, elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. Additional annualized cost savings in excess of $12.000 million were achieved in 1997.

         As a result of the Merger and the acquisition of NRMC, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill (as opposed to tangible assets such as cash, accounts receivable, inventory and equipment). At December 31, 1997, the Company's total assets were $191.132 million, of which $112.149 million, or 58.7% of total assets, were goodwill and intangibles. The amortization or any future write-down of such goodwill and intangibles by the Company, if required, could have a material adverse effect on the results of operations of the Company.

         The Company provides for estimated uncollectable accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues for the preterm labor management business was approximately 5% in 1997 and 6% in 1996 and 1995. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis. NRMC collects substantially all charges for patient services at the time services are provided. Therefore, the provision for doubtful accounts for NRMC is not significant.

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

         Tokos recorded income tax expense of $150,000 related to state franchise taxes in 1995. No state franchise tax has been recorded in 1996 or 1997. Neither Tokos in 1995 nor the Company in 1996 and 1997 recorded federal or state income tax benefits. The net tax operating loss of approximately $87.000 million will be available to offset future taxable income, if any.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997 the Company had cash and short-term investments of $20.942 million.

         Net cash provided by operating activities was $6.521 million for 1997, compared with $4.833 million provided in 1996 and $3.314 million provided in 1995. In 1997, net cash flow from operating activities was reduced by $9.759 million for Merger related costs. In 1996, net cash flow was reduced by payments of $14.720 million for Merger related costs, $5.345 million for the settlement of a former Tokos shareholders lawsuit and $5.947 million related to the purchase of NRMC. Net cash used in investing activities was $2.764 million, $3.588 million and $2.222 million in 1997, 1996 and 1995, respectively. The decrease in 1997 is primarily due to less acquisition activity. The increase in 1996 is primarily due to the increase in capital expenditures relating to the upgrade of clinical computer systems at the Company's sites of service and cash paid related to the acquisition of NRMC.
It is anticipated that the Company's capital expenditures in 1998 will exceed those in 1997 by approximately $1.000 million primarily for continued development of computer systems, including clinical and reimbursement systems. During 1995, Tokos purchased certain physician-owned companies for which it originally provided services and during 1995 and the first quarter of 1996, Healthdyne purchased the minority interest in certain affiliated partnerships. Notes issued in connection with these acquisitions have a balance outstanding of $456,000 at December 31, 1997. The remaining balances are to be paid through June 1999.

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

         The Company incurred substantial costs in connection with the Merger. These costs include: (i) restructuring costs incurred by the Company of approximately $22.525 million, consisting of $12.000 million relating to severance costs and relocations of employees, $2.500 million of lease termination costs for duplicate facilities, $5.400 million for the write-off of computer equipment and $2.625 million for other Merger-related expenses;
(ii) additional liabilities incurred by Healthdyne as a result of the Merger of approximately $9.350 million, consisting of $9.150 million relating to severance costs of terminated employees and $200,000 for patient service centers specifically identified to be closed; and (iii) transaction costs of approximately $3.700 million, consisting of $2.275 million for investment banking fees, $1.000 million for legal and accounting fees and $425,000 for other costs such as document printing and mailing and filing fees. As of December 31, 1997 the remaining liability for these estimated costs was approximately $5.000 million of which approximately $3.000 will be paid in the first half of 1998. Additionally, the Company may be required to make additional severance payments of approximately $2.549 million in accordance with employment agreements with certain officers of Healthdyne.

         During 1997, the Company terminated a nonqualified defined benefit plan and allowed existing participants to either receive a lump-sum payment or to rollover their future benefit into a split-dollar life insurance contract whereby the participants or their beneficiaries are entitled to the greater of the contract's cash surrender value or the contract's death benefit, less insurance premiums paid by the Company. The net present value of the future cash payments by the Company for the participants' split-dollar contract is approximately $4.000 million. The participants who chose the lump-sum payout were paid approximately $1.328 million on January 2, 1998.

         In 1997, the Company entered into a credit agreement with a leading national banking organization for a $25.000 million secured line of credit that is available for general corporate purposes. There were no amounts outstanding at December 31, 1997.

         The Company believes that its current cash balances, expected cash flows from operations and investing activities and amounts available under the credit agreement will be sufficient to finance its current operations and fund any expansion of the business for the foreseeable future.

NEW ACCOUNTING STANDARDS

         In June 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No 130 requires companies to display, with the same prominence as other financial statements, the components of comprehensive income. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company's financial statements will include the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 beginning the first quarter of 1998.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will evaluate the need for such disclosures at that time.

YEAR 2000 ISSUE

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

         The Company is currently in the process of assessing its computer software programs to determine their ability to function properly in the year 2000 and thereafter, and is in the process of modifying or replacing certain time- sensitive software programs to avoid a potential temporary inability to process transactions or engage in other normal business activities. The project is estimated to be completed well in advance of December 31, 1999, which is prior to any anticipated significant impact on the Company's operating systems from the Year 2000 issues. The costs of the project to date and the estimated costs to complete are not expected to be significant to the Company's consolidated financial position or results of operations. The Company believes that, upon completion of its ongoing project, the Year 2000 issues will not pose significant operational problems for its computer systems.

Forward - Looking Information

         This Management's Discussion and Analysis contains forward-looking statements including statements concerning expected increases in revenues arising from the Merger, expected increased revenues arising from the marketing of fetal fibronectin immunoassay, expected synergies arising from the Merger, the effect of goodwill on the Company's results of operations, capital expenditures to be made in the future and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the home healthcare industry and the general economy; competitive factors, such as the possible entry of large diversified healthcare companies into the obstetrical home healthcare business; new technologies and pricing pressures; changes in third-party reimbursement policies and practices and regulatory requirements applicable to the Company's business; the continued availability for sale of existing products and services; management decisions to pursue new product lines or lines of business which involve additional costs, risks or capital expenditures; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

                                 Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-23 of this Annual Report on Form 10-K:

                                                                                     PAGE
Independent Auditors' Reports                                                        F-1
                                                                                     F-1A

Consolidated Balance Sheets - December 31, 1997 and 1996                             F-2

Consolidated Statements of Operations - Years Ended
December 31, 1997, 1996 and 1995                                                     F-4

Consolidated Statements of Shareholders' Equity - Years
Ended December 31, 1997, 1996 and 1995                                               F-5

Consolidated Statements of Cash Flows - Years Ended
December 31, 1997, 1996 and 1995                                                     F-7

Notes to Consolidated Financial Statements                                           F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of Matria Healthcare, Inc. for the year ended December 31, 1995 were audited by other auditors whose report thereon dated February 22, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                          KPMG PEAT MARWICK LLP

Atlanta, Georgia
March 6, 1998

                  MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

              (Amounts in thousands, except per share amounts)

                                                                            December 31,
                                                                        ------------------
                                      Assets                            1997          1996
                                      ------                            ----          ----
Current assets:

 Cash and cash equivalents (note 9)                                  $  9,086         6,930
 Short-term investments (note 9)                                       11,856        17,710
 Trade accounts receivable, less allowances of $22,651 and
    $26,198 at December 31, 1997 and 1996, respectively                39,601        29,456
 Inventories                                                            1,088           867
 Prepaid expenses and other current assets                              2,264         1,628
                                                                     --------       -------
       Total current assets                                            63,895        56,591

Property and equipment, net (note 3)                                   12,364        15,220
Excess of cost over net assets of businesses acquired,
 less accumulated amortization of $63,741 and $29,804 at

 December 31, 1997 and 1996, respectively (note 2)                    108,498       142,126
Intangible assets, less accumulated amortization of $4,889 and
 $2,222 at December 31, 1997 and 1996, respectively (note 2)            3,651         5,973
Other assets (note 8)                                                   2,724         3,278









                                                                     --------       -------
                                                                     $191,132       223,188
                                                                     ========       =======

See accompanying notes to consolidated financial statements

                                                                            December 31,
                                                                        --------------------
                Liabilities and Shareholders' Equity                    1997            1996
                ------------------------------------                    ----            ----
Current liabilities:
    Current installments of long-term debt and obligations
      under capital leases (notes 4, 9, and 11)                      $     884           2,521
    Accounts payable, principally trade                                  5,712           6,486
    Accrued liabilities (note 5)                                        16,147          25,559
                                                                     ---------        --------
           Total current liabilities                                    22,743          34,566

Long-term debt and obligations under capital leases, excluding
    current installments (notes 4, 9, and 11)                            1,712           2,499
Accrued benefit costs (note 8)                                           5,328           4,096
Other long-term liabilities                                              8,180           8,849
                                                                     ---------        --------
           Total liabilities                                            37,963          50,010
                                                                     ---------        --------

Shareholders' equity (note 7):
    Preferred stock, $.01 par value.  Authorized 50,000
      shares; none issued                                                 --              --
    Common stock, $.01 par value.  Authorized 100,000
      shares; issued and outstanding 36,791 and 36,333 shares
      at December 31, 1997 and 1996, respectively                          368             363
    Additional paid-in capital                                         282,327         281,318
    Accumulated deficit                                               (125,991)       (105,089)
    Notes receivable and accrued interest from officers                 (3,535)         (3,414)
                                                                     ---------        --------
           Total shareholders' equity                                  153,169         173,178

Commitments and contingencies (notes 8, 11, and 12)
                                                                     ---------        --------
                                                                     $ 191,132         223,188
                                                                     =========        ========

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                (Amounts in thousands, except per share amounts)

                                                            Years ended December 31,
                                                            ------------------------
                                                     1997            1996            1995
                                                     ----            ----            ----
Revenues                                          $ 144,533         130,806         85,209
Cost of revenues                                     57,610          55,911         35,017
Selling and administrative expenses                  64,864          66,493         48,460
Provision for doubtful accounts                       6,599           7,591          5,251
Research and development expenses                       156             282            513
Amortization of goodwill and intangibles             36,604          30,083          1,235
Restructuring expenses (note 10)                       --            22,525          2,456
Settlement of litigation (note 12)                     --              --            4,300
                                                  ---------        --------        -------
           Operating loss                           (21,300)        (52,079)       (12,023)

Interest income                                         794           1,177            848
Interest expense                                       (311)           (353)          (515)
Other income (expense), net                             (85)            134             46
                                                  ---------        --------        -------
           Loss before income tax expense           (20,902)        (51,121)       (11,644)

Income tax expense (note 6)                            --              --              150
                                                  ---------        --------        -------

           Net loss                               $ (20,902)        (51,121)       (11,794)
                                                  =========        ========        =======

Basic and diluted net loss per common share       $    (.57)          (1.58)          (.68)
                                                  =========        ========        =======

Weighted average shares outstanding                  36,527          32,328         17,396
                                                  =========        ========        =======


See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                        (Amounts and shares in thousands)


                                                                                          Notes
                                                                                       receivable
                                           Common stock     Additional                 and accrued   Treasury stock         Total
                                        -----------------    paid-in   Accumulated    interest from ----------------   shareholders'
                                        Shares     Amount    capital     deficit        officers     Shares   Amount       equity
                                        ------     ------    -------     -------        --------    -------   ------       ------
Balance, December 31, 1994              17,411     $ 17       86,519     (42,126)       (3,492)     (156)     $(758)       40,160
Issuance of common stock -
    exercise of options                    250        1        1,089        --            --        --         --           1,090
Issuance of treasury stock to
    employee stock purchase plan
    and other stock awards                --        --          --           (48)         --          44        219           171
Acceptance of note receivable
    from officer                          --        --          --          --             (80)     --         --             (80)
Payment on note receivable
    from officers                         --        --          --          --             122      --         --             122
Accrued interest on officer notes         --        --          --          --            (180)     --         --            (180)
Net loss                                  --        --          --       (11,794)         --        --         --         (11,794)
                                        ------     ----      -------     -------        ------      ----      -----      --------
Balance, December 31, 1995              17,661       18       87,608     (53,968)       (3,630)     (112)      (539)       29,489

Issuance of common stock:
    Acquisition of Healthdyne, Inc.     17,007      170      182,826        --            --        --         --         182,996
    Exercise of options                    839        7        4,298        --            --        --         --           4,305
    Employee Stock Purchase Plan            33      --           214        --            --        --         --             214
    Conversion of subordinated
      debentures                             9      --            43        --            --        --         --              43
    Acquisition of National Reproductive
      Medical Center, Inc.                 899        9        7,112        --            --        --         --           7,121
Payment on debt resulting from
    acquisition of minority interest
    in partnerships                         40      --           335        --            --        --         --             335



                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                        (Amounts and shares in thousands)


                                                                                          Notes
                                                                                       receivable
                                           Common stock     Additional                 and accrued   Treasury stock         Total
                                        -----------------    paid-in   Accumulated    interest from ----------------   shareholders'
                                        Shares     Amount    capital     deficit        officers     Shares   Amount       equity
                                        ------     ------    -------     -------        --------    -------   ------       ------
Change in par value of common stock          --    $ 159         (159)         --           --        --      $  --            --
Purchase of treasury stock                   --       --           --          --           --       (43)      (420)         (420)
Cancellation of treasury stock             (155)      --         (959)         --           --       155        959            --
Payment on note receivable from officers     --       --           --          --          350        --         --           350
Accrued interest on officer notes            --       --           --          --         (134)       --         --          (134)
Net loss                                     --       --           --     (51,121)          --        --         --       (51,121)
                                        -------    -----     --------    --------       ------      ----      -----      --------
Balance, December 31, 1996               36,333      363      281,318    (105,089)      (3,414)       --         --       173,178

Issuance of common stock:

    Exercise of options                     500        5        1,471          --           --        --         --         1,476
    Employee Stock Purchase Plan            111        1          454          --           --        --         --           455
    Conversion of subordinated debenture      3       --           15          --           --        --         --            15
Purchase and cancellation of treasury
    stock                                  (156)      (1)        (931)         --           --        --         --          (932)
Accrued interest on officer notes            --       --           --          --         (121)       --         --          (121)
Net loss                                     --       --           --     (20,902)          --        --         --       (20,902)
                                        -------    -----     --------    --------       ------      ----      -----      --------

Balance, December 31, 1997               36,791    $ 368      282,327    (125,991)      (3,535)       --      $  --       153,169
                                        =======    =====     ========    ========       ======      ====      =====      ========




See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                        Years ended December 31,
                                                                     ------------------------------
                                                                     1997         1996         1995
                                                                     ----         ----         ----
Cash flows from operating activities:
    Net loss                                                      $(20,902)     (51,121)     (11,794)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                               41,944       34,263        6,019
        Provision for doubtful accounts                              6,599        7,591        5,251
        Settlement of shareholder litigation                          --           --          4,300
        Reserve for patient service equipment, patient
           monitoring devices, and investments in other
           healthcare entities                                        --           --            625
        Accrued interest on officer notes                             (121)        (134)        (180)
        Write-off of intangible assets                                 196          990         --
        Loss on sale of fixed assets                                    30          493         --
        Minority interest in net earnings of partnerships              113          151         --
        Other                                                         --           --            145
      (Increase) decrease in:
        Short-term investments                                       5,854       15,656          235
        Trade accounts receivable                                  (16,770)      (8,598)         795
        Inventories                                                   (221)       1,230          (96)
        Prepaid expenses and other current assets                     (547)       3,582        1,022
        Other assets                                                    14        1,469         (615)
      Increase (decrease):
        Accounts payable                                              (774)       2,388         (693)
        Accrued and other liabilities                               (8,894)      (3,127)      (1,700)
                                                                  --------      -------      -------
                Net cash provided by operating activities            6,521        4,833        3,314
                                                                  --------      -------      -------

Cash flows from investing activities:
    Acquisition of businesses and physician-owned
      companies, net of cash acquired                                 (249)      (3,981)        (865)
    Purchases of property and equipment                             (2,529)      (3,868)      (1,357)
    Proceeds from disposal of property and equipment                    14        4,261         --
                                                                  --------      -------      -------
                Net cash used in investing activities               (2,764)      (3,588)      (2,222)
                                                                  --------      -------      -------


                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                                Years ended December 31,
                                                                              ----------------------------
                                                                              1997        1996        1995
                                                                              ----        ----        ----
Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                $  --         1,542        --
    Principal repayments of long-term debt and obligations
      under capital leases                                                   (2,369)     (4,501)     (7,122)
    Proceeds from issuance of common stock                                    1,931       4,519       1,210
    Purchase of treasury stock                                                 (932)       (420)       --
    Treasury stock issued                                                      --          --           219
    Treasury stock contributions to employee stock purchase plan               --          --          (168)
    Acceptance of note receivable from officers                                --          --           (80)
    Proceeds from payments on notes receivable from officers                   --           350         122
    Distributions to minority interest in partnerships                         (231)       (227)       --
                                                                            -------      ------      ------
                Net cash provided by (used in) financing activities          (1,601)      1,263      (5,819)
                                                                            -------      ------      ------

                Net increase (decrease) in cash and cash
                   equivalents                                                2,156       2,508      (4,727)

Cash and cash equivalents at beginning of year                                6,930       4,422       9,149
                                                                            -------      ------      ------

Cash and cash equivalents at end of year                                    $ 9,086       6,930       4,422
                                                                            =======      ======      ======

Supplemental disclosures of cash paid for:
    Interest                                                                $   311         382         341
                                                                            =======      ======      ======

    Income taxes                                                            $  --          --            96
                                                                            =======      ======      ======

Supplemental disclosures of noncash investing and financing activities:

      Common stock issued for payment on debt
        resulting from acquisition of minority

        interest of partnerships                                            $  --           335        --
                                                                            =======      ======      ======

      Equipment acquired under capital lease obligations                    $  --           292         604
                                                                            =======      ======      ======


See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1997, 1996, and 1995

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

      (b)  Basis of Financial Statement Presentation

           The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and income and expenses for the periods. Actual results could differ from those estimates.

           The consolidated financial statements include the accounts of Matria Healthcare, Inc. and all of its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

      (c)  Revenues and Allowances for Uncollectible Accounts

           Revenues are generated from the Company's own patient service centers and fees from patient service operations managed by the Company. Revenues are recognized as the related services are rendered and are net of estimated contractual allowances which the Company makes and adjusts from time to time to reflect its estimates, based on historical collection experience, including recoveries in excess of amounts previously estimated, of the difference between amounts billed and amounts which it has or expects to receive in full settlement from primary third-party payors, secondary payors, and patients. Accordingly, the ultimate collectibility of a substantial portion of the Company's trade accounts receivable is susceptible to changes in third-party reimbursement policies.

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

      (d)  Concentration of Credit Risk

           Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable from third-party payors. The Company invests its available cash in debt instruments of the United States Government and municipal bonds. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The collectibility of accounts receivable from third-party payors is directly affected by conditions and changes in the insurance industry and governmental programs, which are taken into account by the Company in computing and evaluating its allowance for uncollectible accounts.

      (e)  Cash and Cash Equivalents

           Cash and cash equivalents consist of cash and interest-bearing deposits. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      (f)  Short-Term Investments

           Short-term investments consist of United States Government and municipal bonds. Under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as trading securities which are carried at fair value with any unrealized gains and losses included in earnings. Unrealized gains (losses) of $67, $(131), and $101 are included in the consolidated statements of operations for the years ended December 31, 1997, 1996, and 1995, respectively.

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


                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

      (m)  Income Taxes

           The Company accounts for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

           Investment and research and experimental tax credits are accounted for by the flow-through method.

      (n)  Net Loss Per Share of Common Stock

           On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings
           (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted-average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. The computation of diluted net loss per share of common stock was antidilutive in each of the periods presented; therefore, the amounts reported for basic and diluted are the same.

      (o)  Reclassifications

           Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to presentations adopted in 1997. Included in these reclassifications are the assets and liabilities of a subsidiary to be sold in 1998 which have been reclassified to prepaid expenses and other current assets in the accompanying consolidated balance sheets.

(2)    Acquisitions

       As discussed in note 1(a), on March 8, 1996, Tokos and Healthdyne merged with and into Matria (the "Merger") with Tokos deemed to be the acquirer since Tokos shareholders received the majority of Matria common stock. The purchase price of Healthdyne was based upon the number of shares of Healthdyne common stock (including options to purchase shares of Healthdyne common stock) outstanding on the date the Merger was consummated and the average trading value of Tokos common stock for two trading days immediately prior to and two trading days immediately after the announcement date of the Merger. 17,007,000 shares of Matria common stock with a value of $182,996 were issued to Healthdyne shareholders. The Merger was accounted for in accordance with the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in purchased software of $5,000, executive noncompete agreements of $3,000, and excess of cost over net assets acquired of $149,731.

                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

       The purchased fair value of the net tangible assets of Healthdyne included $9,150 of estimated severance payments for Healthdyne employees resulting from the Merger, and $200 of facilities costs for patient service centers specifically identified to be closed. Accrued severance costs of $2,073 remained at December 31, 1997, of which $1,036 is current.

       In February 1995, Healthdyne converted a $250 note receivable from National Reproductive Medical Center, Inc. ("NRMC"), a California fertility clinic, into 14,280 shares of NRMC's Series C convertible preferred stock and acquired an additional 57,120 shares of NRMC's Series C convertible preferred stock for $1,000. Using a conversion ratio of preferred to common stock of 1:1, the 71,400 shares acquired constituted approximately 11.11% of the fully diluted common shares of NRMC. In June 1996, the Company exercised an option to acquire the remaining outstanding stock of NRMC for $5,697 in cash and 899,000 shares of Matria common stock with a value of $7,121 on the date of acquisition. This acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included from the effective date of the acquisition. The acquisition resulted in excess of cost over net assets acquired of approximately $15,053. In 1997, the Company incurred additional acquisition costs of $189 related to NRMC which were recorded as an increase in excess of cost over net assets acquired.

       Unaudited pro forma results of operations for the year ended December 31, 1996 as if Healthdyne and NRMC had been acquired January 1, 1996 are as follows:

   Revenues                                                $     147,732
   Net loss                                                      (58,011)
   Net loss per share                                              (1.63)

       The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with these 1996 acquisitions:

                                                            Healthdyne       NRMC
                                                            ----------      -------
Fair value of assets acquired, including goodwill           $ 221,435       17,970
Cash paid for the assets acquired, net of cash acquired          --         (5,447)
Common stock issued for the assets acquired                  (182,996)      (7,121)
Acquisition costs paid                                         (3,700)        (250)
                                                            ---------      -------

Liabilities assumed                                         $  34,739        5,152
                                                            =========      =======

       The Company had previously entered into agreements with certain physician-owned companies to provide its basic core high-risk pregnancy and related healthcare services to the patients of the companies for a fee. During 1997, 1996, and 1995, the Company purchased certain of these physician-owned companies for $60, $611, and $1,094 in cash and $60, $179, and $1,475 in notes payable, respectively. These acquisitions were accounted for using the purchase method of accounting with the results of operations of the businesses acquired included from the effective date of the acquisitions. The acquisitions resulted in excess of cost over net assets acquired of approximately $120 and $746 in 1997 and 1996, respectively.

                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

(3)    Property and Equipment

       Property and equipment are summarized as follows:

                                                      December 31,
                                                   ------------------
                                                    1997        1996
                                                   -------     ------
Rental assets                                      $17,556     17,493
Machinery, equipment, and fixtures                  15,720     13,926
Leasehold improvements                               2,416      1,794
                                                   -------     ------
                                                    35,692     33,213
Less accumulated depreciation and amortization      23,328     17,993
                                                   -------     ------

                                                   $12,364     15,220
                                                   =======     ======

(4)    Long-Term Debt

       Long-term debt is summarized as follows:

                                                                               December 31,
                                                                              ---------------
                                                                              1997       1996
                                                                              ----       ----
Convertible subordinated debentures and note (net of discount of $88 and
   $128 at December 31, 1997 and 1996, respectively); interest at 8%
   payable annually; maturing on December 31, 2001; convertible into the
   Company's common stock at $4.90 per share; redeemable
   by the Company at face value                                              $1,234     1,294
Unsecured, noninterest-bearing obligations incurred in
   connection with buyout of physician-owned companies;
   payable at various dates through June 1999                                   456     1,631
Capital lease obligations; interest ranging from 3% to 20%
   with various monthly payments and maturing at various
   dates through October 2001                                                   718     1,303
Note payable to equipment financing company; interest
   at 10% per annum, payable in monthly installments
   through July 1998                                                             99       376
Unsecured promissory note issued in connection with buyout
   of minority partnership interest; paid in 1997                              --         200
Other debt; interest at rates ranging from approximately 6% to
   10%; payable in monthly installments through January 1998                     89       216
                                                                             ------     -----
         Total long-term debt                                                 2,596     5,020

Less current installments                                                       884     2,521
                                                                             ------     -----

         Long-term debt, excluding current installments                      $1,712     2,499
                                                                             ======     =====


                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

       In September 1997, the Company entered into a secured revolving line of credit with a commercial lender. Under the terms of this credit facility, the Company can borrow up to $25,000 based upon the value of eligible collateral as defined in the credit agreement. Borrowings under this agreement bear interest at the Company's option, of (i) the reference rate of the Bank plus 0.5% or (ii) the LIBOR rate plus 2.75%. At December 31, 1997, there were no outstanding borrowings under this agreement.

       Approximate aggregate minimum annual payments due on long-term debt for the five years subsequent to December 31, 1997 are as follows:

1998                    $  884
1999                       410
2000                        50
2001                     1,252
2002                        --
                        ------

                        $2,596
                        ======

(5)    Accrued Liabilities

       Accrued liabilities are summarized as follows:

                                                       December 31,
                                                 -----------------------
                                                   1997             1996
                                                 -------          ------
Accrued salaries, wages, and incentives          $ 6,806           4,220
Accrued severance                                  1,036           4,597
Accrued restructuring costs                        2,125           9,359
Deferred revenue                                   3,561           3,402
Other                                              2,619           3,981
                                                 -------          ------

                                                 $16,147          25,559
                                                 =======          ======

(6)    Income Taxes

       The components of income tax expense are as follows:

                                                 Years ended December 31,
                                           --------------------------------
                                             1997        1996          1995
                                           -------      -----          ----
Current expense:
   Federal                                 $    --         --          --
   State                                        --         --          150
                                           -------      -----          ---

         Total income tax expense          $    --         --          150
                                           =======      =====          ===


                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

       Below is a reconciliation of the expected income tax benefit (based on the U.S. Federal statutory income tax rate of 35%) to the actual income tax expense:

                                                                  Years ended December 31,
                                                          1997              1996             1995
Computed expected income tax benefit                    $(7,316)          (17,892)          (4,076)
Increase (decrease) resulting from:
    Losses in excess of allowable carrybacks                132             7,529            4,022
    Nontaxable municipal interest income                   (244)             (385)            --
    Nondeductible expenses                                7,428            10,748             --
    State income taxes, net of Federal benefit             --                --                 98
    Other, net                                             --                --                106
                                                        -------           -------           ------

                                                        $  --                --                150
                                                        =======           =======           ======

       At December 31, 1997, the Company had the following estimated credit and operating loss carryforwards available for Federal income tax reporting purposes to be applied against future taxable income and tax liabilities:

                General        Net
 Year of       business     operating
expiration      credit        loss
----------    ---------     ---------
1998          $   283              94
1999              100             523
2000               79             990
2001               97           1,537
2002               43           3,252
2003               61           2,922
2004              151           6,198
2005             --             7,137
2007             --             4,475
2008             --             7,266
2009             --            15,241
2010             --             7,182
2011             --            29,015
2012             --             1,649
              -------          ------

              $   814          87,481
              =======          ======


                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

       The net operating loss carryforward of $87,481 includes deductions of approximately $16,484 related to the exercise of stock options which will be credited to additional paid-in capital when recognized. A portion of the net operating loss ($15,600) is limited, by the Internal Revenue Code
       Section 382, to an annual utilization of $2,300. The total net operating loss is limited to an annual utilization of approximately $17,000. The Company also has available alternative minimum tax (AMT) credit carryforwards of approximately $1,383 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $79,348.

       At December 31, 1997 and 1996, the Company had deferred tax assets of approximately $49,963 and $52,843, respectively, before valuation allowances. The valuation allowance is based on the likelihood that a substantial portion of the deferred tax asset will not be realized. The decrease in the valuation allowance of $2,880 during 1997 was equal to the decrease in the deferred asset.

       At December 31, 1997 and 1996, deferred income taxes consist of future tax benefits attributable to:

                                                                 1997              1996
                                                                 ----              ----

Deferred income tax assets:

  Allowance for doubtful accounts                              $  1,894             4,564
  Accruals and reserves not deducted for tax purposes             6,490             8,629
  Depreciation and amortization                                   8,246             7,524
  Net operating loss carryforwards                               30,618            29,057
  Credit carryforwards                                            2,197             2,631
  Contribution carryforward                                         518               438
                                                               --------           -------
        Total                                                    49,963            52,843

Less valuation allowance                                        (49,963)          (52,843)
                                                               --------           -------

        Net deferred tax asset                                 $   --                --
                                                               ========           =======

(7)    Shareholders' Equity

         Stock Option Plans

         Prior to the Merger, the Company maintained a stock option plan for the benefit of key employees and directors under which options granted expired ten years from the date of grant. In connection with the Merger, the Company assumed options outstanding under the Healthdyne option plans. Both the Company's options and Healthdyne's options outstanding on the date of the Merger became fully vested. All other terms and conditions of the options remained the same as they were prior to the Merger. As of the date of the Merger, the Company adopted two stock option plans for the benefit of key employees and nonemployee directors. A total of 1,250,000 shares of the Company's common stock have been authorized for issuance under these plans. Stock options granted under these plans are exercisable in equal amounts over three years and expire in ten years.

                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

         During 1997, the Board of Directors of the Company adopted the 1997 Stock Option Plan for key employees, officers, independent contractors, and consultants of the Company. The 1997 Stock Option Plan has three components: a stock option component, a stock bonus/stock purchase component, and a Stock Appreciation Right component. A total of 1,800,000 shares of the Company's common stock have been authorized for issuance under this Plan. The Stock Option Committee shall determine the term of each option granted under the Plan, provided, however, that the term does not exceed ten years. These options are exercisable based upon established performance goals, provided, however, that they are not exercisable in less than two years or more than four years. In addition, during 1997, the Board of Directors of the Company granted nonplan options to purchase 479,150 shares of common stock to certain nonexecutive employees.

         The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS 123, requires presentation of pro forma net earnings (loss) and pro forma earnings (loss) per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased as follows:

                             1997                 1996              1995
                             ----                 ----              ----

Net loss                $     (22,530)          (52,279)            (12,218)
                        =============           =======           =========

Loss per share          $        (.62)            (1.62)               (.70)
                        =============           =======           =========

         Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, and the options generally have a three-year vesting period, the pro forma effect will not be fully reflected until 1998.

         The weighted-average fair value of the individual options granted during 1997, 1996, and 1995 is estimated at $3.22, $3.03, and $2.52, respectively, on the date of grant. The fair values for those years were determined using a Black-Scholes option-pricing model with the following assumptions.

                                   1997            1996             1995
                                   ----            ----             ----
Dividend yield                      None             None             None
Volatility                            46%              40%              51%
Risk-free interest rate             6.25%            6.25%            6.00%
Expected life                    5 Years          5 Years          3 Years


                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

         A summary of stock option transactions under these plans is shown below:

                                                  1997                   1996                 1995
                                        ----------------------  --------------------  --------------------
                                                     Weighted-             Weighted-             Weighted-
                                                      average               average               average
                                                     exercise              exercise              exercise
                                         Shares        price     Shares      price     Shares      price
                                        ---------   ----------  ---------  ---------  ---------  ---------
Outstanding at beginning of year        3,088,501    $ 6.00     2,032,429   $ 5.97    2,152,844  $  5.68
Assumed from Healthdyne option plans            -       -       1,108,888     3.34            -     -
Granted                                   974,150      6.51       919,920     8.14      670,500     6.37
Exercised                                (500,261)     2.95      (838,881)    4.47     (250,273)    3.43
Canceled                                 (657,007)     8.03      (133,855)    7.57     (540,642)    6.62
                                        ---------      ----     ---------     ----    ---------     ----

Outstanding at end of year              2,905,383    $ 6.23     3,088,501   $ 6.00    2,032,429  $  5.97
                                        =========      ====     =========     ====    =========     ====

Exercisable at year-end                 1,638,263    $ 5.61     2,262,627   $ 5.18      202,913  $  3.41
                                        =========      ====     =========     ====    =========     ====

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                                   Options outstanding                    Options exercisable
                     ----------------------------------------------     ------------------------
                                    Weighted-average      Weighted-                    Weighted-
   Range of                             remaining          average                      average
   exercise            Shares          contractual        exercise        Shares       exercise
     price           outstanding      life (years)          price       exercisable      price
 -------------       -----------   -------------------    ---------     -----------    ---------
 $ .67-$5.00             550,572          2.84            $ 2.94           544,909      $ 2.96
 $5.00-$10.00          2,340,999          8.13              6.96         1,079,542        6.83
 $10.00-$20.00            10,512          2.17             11.33            10,512       11.33
 $20.00-$30.00             3,300          4.66             27.95             3,300       27.95

         Employee Stock Purchase Plan

         The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 500,000 shares of the Company's common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee's compensation or 1,000 shares of common stock per quarter. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. During 1997, 1996, and 1995, respectively, 110,967, 33,357, and
         33,680 shares of common stock were issued under the Purchase Plan. Compensation cost related to this plan determined under SFAS 123 had an insignificant effect on the pro forma net loss and pro forma loss per share disclosed above.


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

(8)    Employee Benefit Plans

       The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company's obligation for contributions under the 401(k) plan is limited to the lesser of (i) one-half of each participant's contributions but not more than 2.5% of the participant's compensation or (ii) 20% of the Company's pretax earnings before consideration of this contribution. Discretionary Company contributions are allowed under the plan. Contributions to the plan for the years ended December 31, 1997, 1996, and 1995 were approximately $607, $652, and $-0-, respectively.

       During 1996, the Company established a nonqualified defined benefit pension plan for the benefit of a certain select group of senior management. The benefits are based on the employee's compensation during the three calendar years in which the individual's base salary is the highest and actual years of service.

       During 1997, the Company terminated the nonqualified defined benefit pension plan and allowed existing participants to either receive a lump-sum payment or roll over their investment into a split-dollar life insurance contract whereby the participants or their beneficiaries are entitled to the greater of the contract's cash surrender value or the contract's death benefit, less insurance premiums paid by the Company. The net present value of the future cash payments by the Company for the participants' split-dollar contracts is approximately $4,000. The participants who chose the lump-sum payout were paid approximately $1,328 on January 2, 1998.


                                                                    (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

       During 1997, the Company paid $1,928 in insurance premiums, of which the Company recorded an asset of $1,800 for the cash surrender value of the life insurance contracts and $128 as insurance premium expense.

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

(10)   Restructuring

       During 1996, in connection with the Merger, the Company incurred restructuring charges of $22,525 related to severance costs for 278 involuntarily terminated employees in the executive, sales, clinical service, and administrative support functions. Also, lease terminations and other facilities-related exit costs arising from closing duplicate patient service centers and consolidation of two corporate headquarters were incurred. In addition, computer and patient service equipment was determined to be incompatible with nursing station software to be used by Matria and computer hardware and software was determined to be obsolete by adoption of new systems. Accrued restructuring charges are $2,797 at December 31, 1997, of which $2,125 is current.

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
                                                                               ------

                                                                               $2,456
                                                                               ======

(11)   Commitments

       The Company is committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 1997 are as follows:

                                                                                  Operating         Capital
           Years ending December 31,                                                leases          leases
           ------------------------                                              ------------       -------
                    1998                                                         $      5,376         421
                    1999                                                                4,645         321
                    2000                                                                3,774          54
                    2001                                                                3,208          19
                    2002                                                                2,901           -
                    2003 and thereafter                                                 1,701           -
                                                                                    ---------       -----

                                                                                 $     21,605         815
                                                                                    =========

                    Less interest                                                                      97
                                                                                                    -----
                    Present value of future minimum
                        capital lease payments                                                      $ 718
                                                                                                    =====

       Amortization of leased assets is included in depreciation expense.

       Rental expense for cancelable and noncancelable leases was approximately $6,100, $5,200, and $3,600 for the years ended December 31, 1997, 1996, and 1995, respectively.


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

       In March 1997, Adeza Biomedical Corporation ("Adeza") initiated litigation against the Company alleging that the Company breached the Exclusive Marketing Agreement, dated as of December 31, 1991, as amended (the "Agreement") between the Company and Adeza under which the Company was granted the exclusive marketing rights to Adeza's fetal fibronectin immunoassay test ("fFN"). On March 3, 1998, the Company settled its dispute with Adeza. Under the terms of the settlement, the Company agreed to relinquish its rights under the Agreement and its equity interest in Adeza in exchange for a right to recoup a portion of its investment in Adeza and the product, based on future sales of fFN. The Company will continue to distribute fFN during a transition period ending on August 31, 1998.

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

(13)   Quarterly Financial Information - Unaudited

       Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 1997 and 1996.

                                                                  Quarter
                                      ---------------------------------------------------------------
                                       Fourth             Third             Second            First
                                      --------           -------           --------         ---------
1997:
   Revenues                           $ 37,101            36,540            36,362            34,530
   Net loss                             (4,141)           (4,898)           (5,516)           (6,347)
   Net loss per common share              (.11)             (.13)             (.15)             (.17)

1996:
   Revenues                           $ 36,205            35,799            34,716            24,086
   Net loss                            (14,120)           (7,344)           (8,566)          (21,091)
   Net loss per common share              (.39)             (.20)             (.25)             (.96)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEMS 10-13.

         The information contained under the heading "Management of the Company" in the Company's definitive proxy materials for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, is incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K

         For purposes of determining the aggregate market value of the Company's common stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons may be "affiliates" of the Company as defined by the Securities and Exchange Commission.

         Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Act"), requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the SEC regarding beneficial ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements of the Act in all instances with the exception of late filings with respect to two transactions relating to (i) the purchase of Common Stock by Frank D. Powers and (ii) the disposition of Common Stock by transfer to an Exchange Fund by Parker H. Petit.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

         (a)(1)The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-23 of this Annual Report on Form 10-K:

                                                                                     PAGE
Independent Auditors' Reports                                                        F-1
                                                                                     F-1A

Consolidated Balance Sheets - December 31, 1997 and 1996                             F-2

Consolidated Statements of Operations - Years Ended
December 31, 1997, 1996 and 1995                                                     F-4

Consolidated Statements of Shareholders' Equity - Years Ended
December 31, 1997, 1996 and 1995                                                     F-5

Consolidated Statements of Cash Flows - Years Ended
December 31, 1997, 1996 and 1995                                                     F-7

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

         (a)(3) Exhibits:

         The following exhibits are incorporated by reference herein as part of this Report as indicated:



         EXHIBIT
         NUMBER      DESCRIPTION
           2         Agreement and Plan of Merger, dated October 2, 1995, as amended, between Healthdyne, Tokos and
                     Registrant (included as Appendix A to the Joint Proxy Statement/Prospectus filed as part of the
                     Company's Registration Statement No. 333-00781 on Form S-4 (Registration No. 333-00781) filed
                     February 7, 1996 (the "Form S-4") and incorporated herein by reference).
           3.1       Amended and Restated Certificate of Incorporation (included as Appendix D to the Joint Proxy
                     Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).
           3.2       Bylaws (included as Appendix E to the Joint Proxy Statement/Prospectus filed as part of the
                     Company's Form S-4 and incorporated herein by reference).
           4.1       Indenture dated as of December 1, 1986, between Healthdyne and National Bank of Georgia, trustee, for 8% Convertible Subordinated Indentures due December 31, 2001 (filed as Exhibit (4)(b) to the
                     Healthdyne Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).
          10.1       Form of Rights Agreement between Registrant and SunTrust Bank, Atlanta (filed as Exhibit 10.1 to the Company's Form S-4 and incorporated herein by reference).
          10.2       1996 Stock Incentive Plan (included as Appendix F-I to the Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).
          10.3       1996 Directors' Non-Qualified Stock Option Plan (included as Appendix F-II to the Joint Proxy
                     Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).
          10.4       1996 Employee Stock Purchase Plan (included as Appendix F-III to the Joint Proxy
                     Statement/Prospectus filed as a part of the Company's Form S-4 and incorporated herein by reference).
          10.5       Corporate Services Agreement, dated as of April 21, 1995, between Healthdyne and Healthdyne
                     Technologies (filed as Exhibit 10.21 to the Technologies Form 8-K and incorporated herein by reference).
          10.6       Tax Indemnification Agreement, dated as of April 21, 1995, between Healthdyne and Healthdyne
                     Technologies (filed as Exhibit 10.20 to the Technologies Form 8-K and incorporated herein by reference).
          10.7       Tax Sharing Agreement, dated as of March 31, 1993, between Healthdyne and Healthdyne Technologies
                     (filed as an Exhibit to the Registration Statement on Form S-1 of Healthdyne Technologies
                     (Registration No. 33-60708), dated April 6, 1993, and incorporated herein by reference).
          10.8       Agreement Concerning Taxes, dated as of April 21, 1995, between Healthdyne, Healthdyne
                     Technologies and Health Scan Products, Inc. (filed as an exhibit to the Technologies Form 8-K, and incorporated herein by reference).

          10.9       OEM Design and Manufacturing Agreement, dated as of April 21, 1995, between Healthdyne and
                     Healthdyne Technologies (filed as Exhibit 10.22 to the Technologies Form 8-K and incorporated herein by reference).
          10.10      Distribution Agreement, dated as of October 20, 1995, between Healthdyne and Healthdyne
                     Information Enterprises, Inc. ("HIE") (filed as Exhibit 2.1 to Amendment No. 1 to the Registration
                     Statement on Form S-1 of HIE (Registration No. 33-96478) dated October 24, 1995 (the "HIE Form S-
                     1"), and incorporated herein by reference).
          10.11      Tax Indemnity Agreement, dated as of October 20, 1995, between Healthdyne and HIE (filed as
                     Exhibit 10.2 to Amendment No. 1 to the HIE Form S-1 and incorporated herein by reference).
          10.12      Tax Disaffiliation Agreement, dated as of October 20, 1995, between Healthdyne and HIE (filed as
                     Exhibit 10.3 to Amendment No. 1 to the HIE Form S-1 and incorporated herein by reference).
          10.13      Severance Compensation and Restrictive Covenant Agreement, dated October 2, 1995, between
                     Healthdyne and Frank D. Powers (filed as Exhibit 10.22 to the Company's Form S-4 and incorporated herein by reference).
          10.14      Form of Healthdyne Executive Non-qualified Retirement Plan and Trust (filed as Exhibit (10) (qq)
                     to the Healthdyne Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
          10.15      Exclusive Marketing Agreement, dated December 31, 1991, between Tokos and Adeza Biomedical
                     Corporation (filed as an Exhibit to the Tokos Annual Report on Form 10-K dated March 27, 1992 with those portions omitted for confidentiality reasons filed separately with the Commission and incorporated herein by reference).
          10.16      Form of Tokos Executive Non-qualified Retirement Plan and Trust (filed as Exhibit 10.29 to the
                     Company's  Form S-4 and incorporated herein by reference).
          10.17      Amended and Restated Severance Compensation and Restrictive Covenant Agreement, dated October 2,
                     1995, between Healthdyne and Donald R. Millard (filed as Exhibit (10)(fff) to the Healthdyne
                     Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference).
          10.18      Form of Promissory Note with Tokos officers and related Security Agreement (filed as an Exhibit to the Tokos Registration Statement on Form S-1 (Registration No. 33-33340) and incorporated herein by reference).
          10.19      Agreement and Plan of Merger, dated June 24, 1996, between National Reproductive Medical Centers,
                     Inc. ("NRMC"), Matria, NRMC Acquisition Corporation and certain NRMC shareholders (filed as
                     Exhibit 2.1 to the Matria Current Report on Form 8-K dated July 10, 1996).
          10.20      Shareholders Agreement, dated February 28, 1995, among Healthdyne, Inc. (a predecessor of Matria), certain shareholders of National Reproductive Medical Centers, Inc. ("NRMC") and NRMC (filed as
                     Exhibit 99.3 to the Matria Current Report on Form 8-K dated July 10, 1996).
          10.21      Amendment No. 1 dated May 8, 1996 to Exclusive Marketing Agreement, dated December 31, 1991, between Tokos and Adeza Biomedical Corporation (filed as

                     Exhibit 10.31 to the Matria Annual Report on Form 10-K for the year ended December 31, 1996).
            4.4 Loan and Security Agreement, dated September 15, 1997 between BankAmerica Business Credit, Inc. and Matria Healthcare, Inc. (filed as Exhibit 4.4 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

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

      The following exhibits are filed as part of this Report:

           10.32 Letters, dated November 10 and November 17, 1997, between Matria Healthcare, Inc., Healthdyne Technologies, Inc. and Respironics, Inc. amending the Corporate Services Agreement and Tradename License Agreement, both dated April 25, 1995 between Healthdyne, Inc. and Healthdyne Technologies, Inc.
           10.33 Settlement Agreement, dated March 3, 1998 between the Company and Adeza Biomedical Corporation (Confidential Treatment Requested).
           21.0      List of Subsidiaries.
           23.0      Accountants' Consents.
           27.0      Financial Data Schedule (for SEC use only).
 (b.)                Reports on Form 8-K.
                     None.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MATRIA HEALTHCARE, INC.


March 26, 1998                    By:  /s/ Donald R. Millard
                                      ---------------------------------------
                                      Donald R. Millard, Director, President,
                                      Chief Executive Officer and Chief
                                      Financial Officer (Principal Financial
                                      Officer)



                                       /s/ Yvonne V. Scoggins
                                      --------------------------------------
                                      Yvonne V. Scoggins, Vice President,
                                      Chief Accounting Officer and Treasurer


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



         Signature                                          Title                                  Date
         ---------                                          -----                                  ----
/s/ Parker H. Petit                                         Chairman of the Board             March 26, 1998
-------------------                                         Director
Parker H. Petit

/s/ Donald R. Millard                                       Director, President               March 26, 1998
---------------------                                       Chief Executive Officer
Donald R. Millard                                           and Chief Financial
                                                            Officer (Principal
                                                            Executive, Financial
                                                            and Accounting Officer)

/s/ Frank D. Powers                                         Director, Executive               March 26, 1998
-------------------                                         Vice President and
Frank D. Powers                                             Chief Operating Officer

/s/ Carl E. Sanders                                         Director                          March 26, 1998
------------------------------------------
Carl E. Sanders

/s/ Jackie M. Ward                                          Director                          March 26, 1998
-----------------------------------------
Jackie M. Ward


/s/ Morris S. Weeden                                        Director                          March 26, 1998
--------------------------------------
Morris S. Weeden


/s/ Frederick P. Zuspan                                     Director                          March 26, 1998
---------------------------------------
Frederick P. Zuspan, M.D.

                            MATRIA HEALTHCARE, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)



                                                                       Additions
                                                                       ---------
                                                Balance at                     Charges to
                                                beginning      Charges to       costs and         Net         Balance at
                 Description                    of period    other accounts     expenses      Deductions     end of period
                 -----------                    ---------    --------------     --------      ----------     -------------
 December 31, 1995
   Allowance for contractual adjustments
   and doubtful accounts                           $12,900        12,6961          5,251        10,551             20,296

 December 31, 1996
   Allowance for contractual adjustments
   and doubtful accounts                            20,296         8,3002          7,591         9,989             26,198

 December 31, 1997
   Allowance for contractual adjustments
   and doubtful accounts                            26,198             --          6,599        10,146             22,651

 December 31, 1995
   Reserves for patient service
   equipment and supplies                            2,030             --             --            --              2,030

 December 31, 1996
   Reserves for patient service
   equipment and supplies                            2,030             --             --         2,030                 --

 December 31, 1995
   Reserves for patient monitoring devices           2,200             --             --            --              2,200

 December 31, 1996
   Reserves for patient monitoring devices           2,200             --             --         2,200                 --



_________________________________
1 Represents restatement of December 31, 1995 allowance balance resulting from reclass of contra accounts receivable balance from gross accounts receivable to the allowance for doubtful accounts.

2 Represents beginning balances in allowance for doubtful accounts of acquired companies.