Form 10-Q
period 1998-03-31
MATRIA HEALTHCARE INC
filed 1998-05-14
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



  X      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934 for the quarterly period ended March 31, 1998 .

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

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of April 30, 1998 was 36,876,166.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                   (Unaudited)



                                                                   March 31,     December 31,
ASSETS                                                               1998           1997
------                                                             ---------     -------------

Current assets:

     Cash and cash equivalents                                     $  5,406           9,086
     Short-term investments                                           5,535          11,856
     Trade accounts receivable, less allowances
       of $19,952 and $22,651 at March 31, 1998 and
       December 31, 1997, respectively                               41,485          39,601
     Inventories                                                      1,170           1,088
     Prepaid expenses and other current assets                        3,099           2,264
                                                                   --------        --------
       Total current assets                                          56,695          63,895


Property and equipment, less accumulated depreciation of
     $24,577 and $23,328 at March 31, 1998 and
     December 31, 1997, respectively                                 11,710          12,364
Excess of cost over net assets of businesses acquired, less
     accumulated amortization of $72,222 and $63,741 at
     March 31, 1998 and December 31, 1997, respectively             100,017         108,498
Intangible assets, less accumulated amortization of $5,554
     and $4,889 at March 31, 1998 and December 31,
     1997, respectively                                               2,986           3,651
Other assets                                                          5,262           2,724
                                                                   --------        --------
                                                                   $176,670         191,132
                                                                   ========        ========


















See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                (Amounts in thousands, except per share amounts)
                                   (Unaudited)







                                                                            March 31,            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                          1998                   1997
------------------------------------                                        ---------            ------------
Current liabilities:

     Current installments of long-term debt
       and obligations under capital leases                                 $   1,032                   884
     Accounts payable, principally trade                                        5,934                 5,712
     Accrued liabilities                                                       10,682                16,147
                                                                            ---------             ---------
       Total current liabilities                                               17,648                22,743


Long-term debt and obligations under capital leases,
     excluding current installments                                             1,593                 1,712
Accrued benefit costs                                                           4,165                 5,328
Other long-term liabilities                                                     5,540                 8,180
                                                                            ---------             ---------
       Total liabilities                                                       28,946                37,963

Shareholders' equity:
     Preferred stock, $.01 par value.  Authorized 50,000 shares;
        none issued                                                                --                    --
     Common stock, $.01 par value.  Authorized 100,000 shares;
        issued and outstanding 36,855 and 36,791 shares
        at March 31, 1998 and December 31,
       1997, respectively                                                         369                   368
     Additional paid-in capital                                               282,529               282,327
     Accumulated deficit                                                     (131,639)             (125,991)
     Notes receivable and accrued interest from shareholder                    (3,535)               (3,535)
                                                                            ---------             ---------
       Total shareholders' equity                                             147,724               153,169
                                                                            ---------             ---------
                                                                            $ 176,670               191,132
                                                                            =========             =========














See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)
                                   (Unaudited)







                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        1998              1997
                                                     ---------         ----------
Revenues                                              $ 32,818           34,530

Cost of revenues                                        13,325           14,477
Selling and administrative expenses                     14,708           15,680
Provision for doubtful accounts                          1,490            1,500
Amortization of goodwill and other intangibles           9,147            9,164
                                                      --------         --------
                                                        38,670           40,821
                                                      --------         --------
     Operating loss                                     (5,852)          (6,291)

Interest income, net                                        18              114
Other income (expense), net                                186             (170)
                                                      --------         --------
     Net loss                                         $ (5,648)          (6,347)
                                                      ========         ========

Basic and diluted net loss per common share           $   (.15)            (.17)
                                                      ========         ========

Weighted average  shares outstanding                    36,826           36,373
                                                      ========         ========

























See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             1998               1997
                                                                          ---------           --------
Cash Flows from Operating Activities:
   Net loss                                                                $ (5,648)          (6,347)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                         10,395           10,553
       Provision for doubtful accounts                                        1,490            1,500
       Unrealized gains on short-term investments                               (29)             (14)
       Sales of short-term investments                                        7,850            4,592
       Purchases of short-term investments                                   (1,500)              --
       Changes in operating assets and liabilities,
         net of effect of acquisitions:
         Increase in accounts receivable                                     (3,224)          (3,058)
         Increase in inventories, prepaids and other current assets            (917)          (1,623)
         Increase in intangible and other assets                               (484)            (396)
         Increase (decrease) in accounts payable                                205           (1,921)
         Decrease in accrued liabilities                                     (5,465)          (6,969)
         Increase (decrease) in accrued pension cost                         (3,217)             147
         Decrease in other liabilities                                       (2,573)            (607)
                                                                           --------         --------
           Net cash used in operating activities                             (3,117)          (4,143)
                                                                           --------         --------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                         (679)            (388)
   Acquisition of businesses, net of cash acquired                               --             (189)
                                                                           --------         --------
           Net cash used in investing activities                               (679)            (577)
                                                                           --------         --------

Cash Flows from Financing Activities:
   Proceeds from issuance of short-term debt                                    334            1,067
   Principal repayments of short-term debt                                     (110)            (178)
   Principal repayments of long-term debt and
     capital lease obligations                                                 (249)            (440)
   Proceeds from issuance of common stock                                       201              883
   Purchase of treasury stock                                                    --             (880)
   Distributions to minority interest in partnerships                           (60)            (118)
                                                                           --------         --------
           Net cash provided by activities                                     (116)            (334)
                                                                           --------         --------

           Net decrease in cash and cash equivalents                         (3,680)          (4,386)

Cash and cash equivalents at beginning of period                              9,086            6,930
                                                                           --------         --------

Cash and cash equivalents at end of period                                 $  5,406            2,544
                                                                           ========         ========

See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (Unaudited)


1.       General

         The consolidated condensed financial statements as of March 31, 1998 and for the three months ended March 31, 1998 are unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three month period ended March 31, 1998 are not necessarily indicative of the results for the full year ending December 31, 1998.

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company included in the Company's Form 10-K for the year ended December 31, 1997.


2.       Net Loss Per Share of Common Stock

         On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings
         (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options. The computation of diluted net loss per share of common stock was antidilutive in each of the periods presented; therefore, the amounts reported for basic and diluted are the same.

3.        Accounting Pronouncement

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders. The Company adopted SFAS 131 in the first quarter of 1998; however, the provisions of this statement need not be applied to interim periods in the initial year of application.


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

         A substantial portion of the Company's current revenues are derived directly from third-party payors for services rendered to patients by the Company. The financial performance of all healthcare companies, including the Company, could be adversely affected by the financial condition of certain governmental and private payors and by their continuing efforts to reduce healthcare costs by lowering reimbursement rates, increasing medical reviews of invoices for services and negotiating for reduced contract rates. The Company has responded to these developments by attempting to emphasize cost-effective therapies and procedures, pre-qualifying insurance coverage prior to the delivery of services and educating third-party payors on the benefits of the Company's home therapies. Although reduction in the reimbursement rates that the Company receives for services rendered could have an adverse impact on operations, the Company is hopeful that the overall cost-effective nature of treatment in the home (as compared to hospitalization), coupled with the potential benefits to be derived from prenatal care, will be recognized and encouraged by any new healthcare initiatives.

         The Company's revenues from its preterm labor management business tend to be seasonal. Revenues typically begin to decline with the onset of the holiday season, starting with Thanksgiving, causing the first quarter revenues of each year to be less than those of the fourth quarter of the previous year. Over the previous four-year period the decline in revenues from the fourth to first quarters has averaged 7%; management believes this seasonality will continue to impact comparability between quarters. In the first quarter of 1998, revenues declined 13% from the fourth quarter of 1997. In addition to seasonality, the decline in revenues in the first quarter of 1998 was partially due to a decrease in physician prescriptions for the Company's preterm labor management services, as discussed below in the quarterly comparison.

         The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner is expected to continue to have an impact on the Company. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced, cost-effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. The Company anticipates that this trend will continue and is attempting to focus its efforts on services, some of which are offered in conjunction with third-party payors, which it believes can benefit from this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.


RESULTS OF OPERATIONS.

         Revenues decreased $1.712 million or 5.0% in the three month period ended March 31, 1998, as compared to the same period in 1997. During the first quarter, physician prescriptions for Matria preterm labor management services decreased due to confusion attributed to a November 1997 letter sent out by the FDA to certain physician and medical groups regarding the off-label use of terbutaline as a tocolytic. Since the issuance of the FDA letter, consumer and physician groups have petitioned the FDA for clarification of this letter and are awaiting a response from the Agency.

         Through a marketing agreement entered into by a predecessor company in 1991, the Company had exclusive rights to market the fetal fibronectin immunoassay (fFN) test, an in vitro diagnostic test used as an aid in assessing the risk of preterm delivery in women, in the United States, Canada and Puerto Rico. In March 1998, the Company entered into a settlement agreement with the manufacturer of the tests in the litigation over the exclusive rights to distribute the test. Under the terms of the settlement, the Company has agreed to relinquish its distribution rights and equity interest in the test manufacturer in exchange for the opportunity to recoup its investment over time, from payments based upon future sales of the product. As a result, following a six month transition period, revenues on sales of fFN are expected to be substantially reduced. Revenues from the marketing of these tests were $1.123 million and $731,000 in the three month periods ended March 31, 1998 and 1997, respectively.

         Cost of revenues as a percent of revenues for the three month period ended March 31, 1998 declined to 40.6% from 41.9% for the same period in 1997. The reduction of cost of revenues as a percentage of the preterm labor management business to 38.3% in the first quarter of 1998 from 38.6% in the first quarter of 1997 was primarily achieved through operating efficiencies related to the merger of the Company's predecessor companies in 1996.

         Selling and administrative expenses declined as a percentage of revenues in the first quarter of 1998 to 44.8% from 45.4% in the first quarter of 1997, primarily due to synergies achieved as a result of the aforementioned merger.

         Primarily as a result of the merger in 1996, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill. At March 31, 1998, the Company's total assets were $176.670 million, of which $103.003 million, or 58.3% of total assets, were goodwill and intangibles.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues for the preterm labor management business was approximately 5% for the first quarter of 1998 and 1997. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis. The provision for doubtful accounts for the infertility management business is not significant as substantially all charges for patient services are collected at the time services are provided.

         The Company did not record federal or state income tax benefits in 1998 or 1997. The net tax operating loss of approximately $87.000 million will be available to offset future taxable income, if any.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998 the Company had cash and short-term investments of $10.941 million.

         Net cash used in operating activities declined from $4.143 million for the three month period ended March 31, 1997, to $3.117 million for the same period in 1998. During the first quarter of 1998, cash flow from operating activities was reduced by payments of $3.130 million relating to severance costs of terminated employees, $2.587 million for performance incentives paid under the Company's management incentive plan, $2.069 million for funding of a split dollar life insurance arrangement for certain officers, and $1.328 million for lump-sum payouts related to the termination of a nonqualified defined benefit pension plan. In the first quarter of 1997, cash flow from operating activities was reduced by $5.982 million for merger related costs. The Company's accounts receivable days sales outstanding increased to 114 days as of March 31, 1998 from 96 days as of December 31, 1997, primarily due to the consolidation of the accounts receivable/collection process from two locations to one location and the conversion to a new computerized billing system. The Company began reorganizing its reimbursement and verification processes during the quarter and expects days sales outstanding to return to 75 to 80 days by the end of 1998.

         As of March 31, 1998, the remaining liability for estimated costs related to the merger of the Company's predecessor companies was approximately $2.000 million of which approximately $1.500 million will be paid in 1998 with the remaining payments being made in 1999. Additionally, the Company may be required to make additional severance payments of approximately $2.549 million in accordance with employment agreements with certain officers.

         In 1997, the Company entered into a credit agreement with a leading national banking organization for a $25.000 million secured line of credit that is available for general corporate purposes. There were no amounts outstanding at March 31, 1998.

         The Company believes that its current cash balances, expected cash flows from operations and investing activities and amounts available under the credit agreement will be sufficient to finance its current operations and fund any expansion of the business for the foreseeable future.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders. The Company adopted SFAS 131 in the first quarter of 1998; however, the provisions of this statement need not be applied to interim periods in the initial year of application.

         This Management's Discussion and Analysis contains forward-looking statements including statements concerning possible changes in the healthcare industry, the effect of goodwill on the Company's results of operations and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the home healthcare industry and the general economy; competitive factors, such as the possible entry of large diversified healthcare companies into the obstetrical home healthcare business; new technologies and pricing pressures; changes in third-party reimbursement policies and practices and regulatory requirements applicable to the Company's business; the continued availability for sale of existing products and services; management decisions to pursue new product lines or lines of business which involve additional costs, risks or capital expenditures; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1997.

                           PART II - OTHER INFORMATION






ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.
                ---------------------------------

   (a)          Exhibits
                (4.5)      Amendment No. 1 to Loan and Security Agreement, dated
                           April 27, 1998 between BankAmerica Business Credit,
                           Inc. and Matria Healthcare, Inc.

                (27)       Financial Data Schedule

   (b) The Company has not filed any Reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Matria Healthcare, Inc.


May 14, 1998                      By:   /s/ Donald R. Millard
                                        ---------------------
                                        Donald R. Millard
                                        Director, President, Chief Executive
                                        Officer and Chief Financial Officer
                                        (Principal Financial Officer)


                                  By:   /s/ Yvonne V. Scoggins
                                        ---------------------
                                        Yvonne V. Scoggins
                                        Vice President, Chief Accounting Officer
                                        and Treasurer