Form 10-Q
period 1998-06-30
MATRIA HEALTHCARE INC
filed 1998-08-14
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X        Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
-----      Exchange Act of 1934 for the quarterly period ended June 30, 1998.
                                                               -------------
                                       Or

           Transition Report pursuant to Section 13 or 15 (d) of the  Securities
------     Exchange Act of 1934 for the transition period from ______ to ______.

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

                                    YES     X           NO
                                         ------              -------

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of July 31, 1998 was 36,548,989.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                   (Unaudited)

                                                                     JUNE 30,     DECEMBER 31,
ASSETS                                                                 1998           1997
------                                                               --------     ------------

Current assets:
    Cash and cash equivalents                                        $  5,331         9,086
    Short-term investments                                              5,779        11,856
    Trade accounts receivable, less allowances of $22,255
       and $22,651 at June 30, 1998 and December 31,
       1997, respectively                                              41,471        39,601
    Inventories                                                         1,285         1,088
    Prepaid expenses and other current assets                           4,687         2,264
                                                                     --------       -------
       Total current assets                                            58,553        63,895


Property and equipment, less accumulated depreciation of
    $25,709 and $23,328 at June 30, 1998 and
    December 31, 1997, respectively                                    11,151        12,364
Excess of cost over net assets of businesses acquired, less
    accumulated amortization of $80,702 and $63,741 at
    June 30, 1998 and December 31, 1997, respectively                  91,537       108,498
Intangible assets, less accumulated amortization of $6,222
    and $4,889 at June 30, 1998 and December 31, 1997,
    respectively                                                        2,318         3,651
Other assets                                                            5,307         2,724
                                                                     --------       -------
                                                                     $168,866       191,132
                                                                     ========       =======






     See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                      June 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    1998           1997
------------------------------------                                  -------       ---------
Current liabilities:
    Current installments of long-term debt
         and obligations under capital leases                        $  1,103           884
    Accounts payable, principally trade                                 3,791         5,712
    Accrued liabilities                                                 9,807        16,147
                                                                     --------       -------
            Total current liabilities                                  14,701        22,743

Long-term debt and obligations under capital leases,
    excluding current installments                                      3,544         1,712
Accrued benefit cost                                                    4,345         5,328
Other long-term liabilities                                             5,555         8,180
                                                                     --------       -------
            Total liabilities                                          28,145        37,963

Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 50,000 shares;
         none issued at June 30, 1998 and December 31, 1997                --            --
    Common stock, $.01 par value. Authorized 100,000 shares;
         issued and outstanding 36,477 and 36,791 shares at
         June 30, 1998 and December 31, 1997, respectively                365           368
    Additional paid-in capital                                        280,825       282,327
    Accumulated deficit                                              (136,934)     (125,991)
    Notes receivable and accrued interest from shareholder             (3,535)       (3,535)
                                                                     --------       -------
            Total shareholders' equity                                140,721       153,169
                                                                     --------       -------
                                                                     $168,866       191,132
                                                                     ========       =======




     See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                 ----------------------     ------------------
                                                   1998         1997         1998         1997
                                                   ----         ----         ----         ----
Revenues                                        $ 33,473       36,362       66,291       70,892


Cost of revenues                                  12,799       14,649       26,124       29,126
Selling and administrative expenses               15,112       16,520       29,820       32,200
Provision for doubtful accounts                    1,714        1,667        3,204        3,167
Amortization of goodwill and other
   intangibles                                     9,147        9,145       18,294       18,309
                                                --------      -------      -------      -------
                                                  38,772       41,981       77,442       82,802
                                                --------      -------      -------      -------
         Operating loss                           (5,299)      (5,619)     (11,151)     (11,910)
Interest income (expense), net                       (24)         144           (6)         258
Other income (expense), net                           28          (41)         214         (212)
                                                --------      -------      -------      -------
         Net loss                               $ (5,295)      (5,516)     (10,943)     (11,864)
                                                ========      =======      =======      =======


Basic and diluted net loss per common share     $   (.14)        (.15)        (.30)        (.33)
                                                ========      =======      =======      =======


Weighted average shares outstanding               36,652       36,500       36,739       36,436
                                                ========      =======      =======      =======


     See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                1998          1997
                                                                             ----------     ---------
Cash Flows from Operating Activities:
    Net loss                                                                  $(10,943)     (11,864)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                                        20,675       21,077
           Provision for doubtful accounts                                       3,204        3,167
           Changes in assets and liabilities, net of effect
               of acquisitions:
               Accounts receivable                                              (5,074)      (7,537)
               Inventories, prepaids and other current assets                   (2,620)      (2,131)
               Intangible and other noncurrent assets                             (529)        (248)
               Accounts payable and accrued liabilities                         (8,125)      (7,404)
               Accrued pension cost                                             (3,037)         210
               Other noncurrrent liabilities                                    (2,551)      (1,395)
                                                                              --------      -------
                 Net cash used in operating activities                          (9,000)      (6,125)
                                                                              --------      -------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                         (1,273)        (921)
    Sales of short-term investments                                              7,935        5,239
    Purchases of short-term investments                                         (1,858)      (1,005)
    Acquisition of businesses, net of cash acquired                                 --         (249)
                                                                              --------      -------
                 Net cash provided by investing activities                       4,804        3,064
                                                                              --------      -------

Cash Flows from Financing Activities:
     Proceeds from issuance of short-term debt                                     781        1,067
     Principal repayment of short-term debt                                       (269)        (444)
     Borrowings under credit agreement                                           2,000           --
     Principal repayments of long-term debt and capital lease obligations         (494)        (992)
     Proceeds from issuance of common stock                                        349        1,032
     Purchase of treasury stock                                                 (1,866)        (880)
     Distributions to minority interest in partnerships                            (60)        (118)
                                                                              --------      -------
                 Net cash provided by (used in) financing activities               441         (335)
                                                                              --------      -------

                 Net decrease in cash and cash equivalents                      (3,755)      (3,396)

Cash and cash equivalents at beginning of period                                 9,086        6,930
                                                                              --------      -------

Cash and cash equivalents at end of period                                    $  5,331        3,534
                                                                              ========      =======


     See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (Unaudited)

1.       General

         The consolidated condensed financial statements as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and June 30, 1997 are unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results for the full year ending December 31, 1998.

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 1997.

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

4.       Subsequent Event

         In July 1998, the Company purchased certain assets of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company, for $17.000 million in cash. The acquisition will be accounted for under the purchase method and will result in excess of costs over net assets acquired of approximately $12.000 million. The Asset Purchase Agreement (the "Agreement") provides for additional cash payments contingent upon future revenues of the Company's cardiac monitoring business. Any additional payments made will be accounted for as additional excess of costs over net assets acquired and amortized over the remaining life of the assets. The Company assumes only specified liabilities of QDS. Additionally, the Company agreed, subject to certain conditions, to make a $2.000 million equity investment in Endeavor.

         QDS' revenues were $7.000 million in 1997 and $4.700 million in the first half of 1998. Results of operations of this business will be included in the Company's consolidated results effective July 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third-party reimbursement policies and practices, and increasing regulatory complexity and enforcement activity. As a result of the increasing cost of healthcare in the United States and overall efforts to reduce or control government and corporate spending, government and third-party payors are becoming increasingly focused on promoting cost-effective healthcare services, and payors, in particular, have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner.

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

         The Company's revenues from its preterm labor management business tend to be seasonal. Revenues typically begin to decline with the onset of the holiday season, starting with Thanksgiving, causing the first quarter revenues of each year to be less than those of the fourth quarter of the previous year. Over the previous four-year period the decline in revenues from the fourth to first quarters has averaged 7%; management believes this seasonality will continue to impact comparability between quarters. In the first quarter of 1998, revenues declined 13.0% from the fourth quarter of 1997. In the second quarter of 1998, revenues from the preterm labor management business increased 2% over the first quarter of 1998. In addition to seasonality, the decline in revenues in the first quarter of 1998 was partially due to a decrease in physician prescriptions for the Company's preterm labor management services, as discussed below in the three and six month comparison.

         The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner is expected to continue to have an impact on the Company. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced, cost-effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. The Company anticipates that this trend will continue and is attempting to focus its efforts on services, some of which are offered in conjunction with third-party payors, which it believes can add value in this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS

         Revenues decreased $2.889 million or 7.9% and $4.601 million or 6.5% in the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997 primarily due to declines in the preterm labor management business. The declines in the revenues were due in part to a decrease in prescriptions for the Company's subcutaneous tocolytic therapy and from greater than expected vacancies in sales positions during the first and second quarters of 1998. The 2.0% increase in the preterm labor management business revenues from the first to the second quarter of 1998 is primarily due to growth in the Company's Diabetes in Pregnancy Program. This program, which was initiated in the last half of 1997, has a current annualized run rate in excess of $8.000 million.

         Through a marketing agreement entered into by a predecessor company in 1991, the Company had exclusive rights to market the fetal fibronectin immunoassay (fFN) test, an in vitro diagnostic test used as an aid in assessing the risk of preterm delivery in women, in the United States, Canada and Puerto Rico. In March 1998, the Company entered into a settlement agreement with the manufacturer of the tests in the litigation over the exclusive rights to distribute the test. Under the terms of the settlement, the Company has agreed to relinquish its distribution rights and equity interest in the test manufacturer in exchange for the opportunity to recoup its investment over time, from payments based upon future sales of the product. As a result, following a six month transition period, which ends August 31, 1998, revenues on sales of fFN are expected to be substantially reduced. Revenues from the marketing of these tests were $1.157 million and $2.280 million in the three and six month periods ended June 30, 1998, respectively, and $765,000 and $1.496 million in the same respective periods in 1997.

         Cost of revenues as a percent of revenues declined to 38.2% for the three month period ended June 30, 1998 from 40.3% in the same period in 1997 and declined to 39.4% for the six month period ended June 30, 1998 from 41.1% in the same period in 1997. Cost of revenues as a percentage of revenues of the preterm labor management business declined from 36.7% in the second quarter of 1997 to 35.3% in the second quarter of 1998 and from 37.7% in the first six months of 1997 to 36.8% in the same period in 1998 primarily because of operating efficiencies related to the merger of the Company's predecessor companies in 1996.

         Selling and administrative expenses as a percentage of revenues remained relatively constant at approximately 45.0% for the three and six month periods ended June 30, 1998 and 1997.

         Primarily as a result of the merger of the Company's predecessors in 1996, a large percentage of the assets reflected on the Company's balance sheet are intangible assets or goodwill. At June 30, 1998, the Company's total assets were $168.866 million, of which $93.855 million, or 55.6% of total assets, were goodwill and intangibles.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues for the preterm labor management business was approximately 5% for the three and six month periods ended June 30, 1998 and 1997. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis. The provision for doubtful accounts for the infertility management business is not significant as substantially all charges for patient services are collected at the time services are provided.

         The Company did not record federal or state income tax benefits in 1998 or 1997. The tax net operating loss of approximately $87.000 million will be available to offset future taxable income, if any.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998 the Company had cash and short-term investments of $11.110 million.

         Net cash used in operating activities increased from $6.125 million for the six month period ended June 30, 1997, to $9.000 million for the same period in 1998. During 1998, cash flow from operating activities was reduced by payments of $4.183 million relating to severance costs of terminated employees, $2.587 million for performance incentives paid under the Company's management incentive plan, $2.069 million for funding of a split dollar life insurance arrangement for certain officers, and $1.328 million for lump-sum payouts related to the termination of a nonqualified defined benefit pension plan. In the first six months of 1997, cash flow from operating activities was reduced by $6.896 million for merger related costs. The Company's accounts receivable days sales outstanding were 112 days as of June 30, 1998 as compared to 96 days as of December 31, 1997 and 114 days as of March 31, 1998. The increase since year end was primarily due to the consolidation of the accounts receivable/collection process from two locations to one location and the conversion to a new computerized billing system. The Company began reorganizing its reimbursement and verification processes during the first quarter of 1998 and expects days sales outstanding to decline by the end of 1998.

         As of June 30, 1998, the remaining liability for estimated costs related to the merger of the Company's predecessor companies was approximately $750,000, of which approximately $150,000 will be paid in 1998 with the remaining payments to be made in 1999. Additionally, the Company may be required to make additional severance payments of approximately $2.549 million in accordance with employment agreements with certain officers.

         In 1997, the Company entered into a credit agreement with a leading national banking organization for a $25.000 million secured line of credit ("the Credit Agreement") that is available for general corporate purposes. As of June 30, 1998, there was $2.000 million outstanding under this agreement. The acquisition of QDS in July 1998 was financed primarily under the Credit Agreement and the balance outstanding as of July 31, 1998 was $16.600 million.

         In connection with the acquisition of certain assets of QDS, the Company agreed, subject to certain conditions, to make a $2.000 million equity investment in Endeavor. This investment is expected to be made under certain circumstances in August 1998.

         In February 1998, the Board of Directors of the Company approved the purchase of up to ten percent of the Company's outstanding common stock. In the second quarter of 1998, 425,000 shares were purchased for $1.866 million and in July 1998 an additional 48,000 shares were purchased for $166,000.

         The Company believes that its current cash balances, expected cash flows from operations and investing activities and amounts available under the Credit Agreement will be sufficient to finance its current operations and the $2.000 million investment in Endeavor. However, the Company is currently negotiating with several banking organizations to increase its credit facilities to fund future expansion of the business.

NEW ACCOUNTING STANDARD

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

         The Company is currently in the process of assessing its computer software programs to determine their ability to function properly in the year 2000 and thereafter, and is in the process of modifying or replacing certain time-sensitive software programs to avoid a potential temporary inability to process transactions or engage in other normal business activities. The project is estimated to be completed well in advance of December 31, 1999, which is prior to any anticipated significant impact on the Company's operating systems from the Year 2000 issues. The costs of the project to date and the estimated costs to complete are not expected to be significant to the Company's consolidated financial position or results of operations. The Company believes that, upon completion of its ongoing project, the Year 2000 issues will not pose significant operational problems for its computer systems.

FORWARD-LOOKING INFORMATION

         This Management's Discussion and Analysis contains forward-looking statements including statements concerning possible changes in the healthcare industry, the effect of goodwill on the Company's results of operations and the adequacy of the Company's sources of cash to finance its current and future operations. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the home healthcare industry and the general economy; competitive factors, such as the possible entry of large diversified healthcare companies into the obstetrical or cardiac home healthcare business; new technologies and pricing pressures; changes in third-party reimbursement policies and practices and regulatory requirements applicable to the Company's business; the continued availability for sale of existing products and services; management decisions to pursue new product lines or lines of business which involve additional costs, risks or capital expenditures; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1997.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



         The directors of the Company are divided into three classes. The class comprised of Donald R. Millard and Carl E. Sanders will continue to serve until the 1999 annual meeting of stockholders and until their successors are elected and qualified. The class comprised of Jackie M. Ward and Frederick P. Zuspan, M.D. will continue to serve until the 2000 annual meeting and until their successors are elected and qualified.

         At the annual meeting of stockholders of the Company held on May 18, 1998 (the "Meeting"), the following directors were elected, each of whom will serve until the 2001 annual meeting of stockholders and until his successor is elected and qualified:

Nominee                      Affirmative Votes         Withheld Votes
-------                      -----------------         --------------
Parker H. Petit                29,842,146                401,626
Frank D. Powers                29,841,763                402,009
Morris S. Weeden               29,815,143                428,629

         In addition, the following proposals were approved at the Meeting:

         Approval to amend the Company's Bylaws to allow for a change in the composition of the Board of Directors and the committees thereof:

Affirmative Votes                   Negative Votes            Abstentions
-----------------                   --------------            -----------
29,588,207                            455,072                    200,493

         Approval to amend the Company's 1996 Directors' Non-Qualified Stock Option Plan to increase the automatic annual grant of options to non-employee directors from 5,000 to 10,000 shares each:

Affirmative Votes                   Negative Votes            Abstentions
-----------------                   --------------            -----------
28,554,062                           1,491,728                 197,982

ITEM 5.  OTHER INFORMATION


         On July 21, 1998, the Company purchased certain assets of a cardiac event monitoring company, Quality Diagnostic Services, Inc. ("QDS"), a Georgia corporation and wholly-owned subsidiary of Endeavor Technologies, Inc. ("Endeavor"), pursuant to the terms of an Asset Purchase Agreement. The assets purchased include intellectual property, accounts receivable and contract rights for the consideration of $17.000 million in cash with potential additional payments if QDS' revenues reach certain levels in 1999. In connection with the acquisition of the assets of QDS, the Company is required, under certain circumstances, to invest $2.000 million in the stock of Endeavor. The investment is expected to be made prior to August 31, 1998.

         Contemporaneously with the purchase of QDS, the Company entered into a strategic alliance with Endeavor, in which the Company will be licensed to distribute Endeavor's Web-enabled platforms for the healthcare industry.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)       Exhibits

              (2) Asset Purchase Agreement - QDS
             (27) Financial Data Schedule

   (b) The Company has not filed any Reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Matria Healthcare, Inc.



August 13, 1998                         By:  /s/  Donald R. Millard
                                            ------------------------------------
                                            Donald R. Millard
                                            Director, President, Chief Executive
                                            Officer and Chief Financial Officer
                                            (Principal Financial Officer)

                                        By:  /s/  Yvonne V. Scoggins
                                            ------------------------------------
                                            Yvonne V. Scoggins
                                            Vice President, Chief Accounting
                                            Officer and Treasurer