Form 10-Q
period 1998-09-30
MATRIA HEALTHCARE INC
filed 1998-11-16
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



X        Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934 for the quarterly period ended September 30, 1998.

                                       Or

         Transition Report pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934 for the transition period from ______ to ______.

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

                    YES     X                 NO
                         -------                 --------
The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, as of October 31, 1998 was 36,409,540.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (Amounts in thousands)
                                   (Unaudited)

                                                                           September 30,   December 31,
ASSETS                                                                         1998            1997
------                                                                     --------------  ------------
Current assets:
    Cash and cash equivalents                                                 $  6,173        9,086
    Short-term investments                                                       2,842       11,856
    Trade accounts receivable, less allowances of $26,089
       and $22,651 at September 30, 1998 and December 31,
       1997, respectively                                                       40,272       39,601
    Inventories                                                                  1,450        1,088
    Prepaid expenses and other current assets                                    3,809        2,264
                                                                              --------     --------
       Total current assets                                                     54,546       63,895


Property and equipment, less accumulated depreciation of
    $29,223 and $23,328 at September 30, 1998 and
    December 31, 1997, respectively                                             14,697       12,364
Excess of cost over net assets of businesses acquired, less
    accumulated amortization of $7,330 and $63,741 at
    September 30, 1998 and December 31, 1997, respectively                      23,304      108,498
Intangible assets, less accumulated amortization of $77
    and $4,889 at September 30, 1998 and December 31, 1997,
    respectively                                                                   737        3,651
Cash surrender value of life insurance                                           4,425        1,800
Other assets                                                                     3,462          924
                                                                              --------     --------
                                                                              $101,171      191,132
                                                                              ========     ========







See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                                    September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     1998          1997
------------------------------------                                -------------   ------------
Current liabilities:
    Current installments of long-term debt
         and obligations under capital leases                         $   1,118       $    884
    Accounts payable, principally trade                                   5,810          5,712
    Accrued liabilities                                                   9,167         16,147
                                                                      ---------       --------
            Total current liabilities                                    16,095         22,743

Long-term debt and obligations under capital leases,
    excluding current installments                                       18,336          1,712
Accrued benefit cost                                                      4,525          5,328
Other long-term liabilities                                               6,004          8,180
                                                                      ---------       --------
          Total liabilities                                              44,960         37,963
Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 50,000 shares;
         none issued at September 30, 1998 and December 31, 1997             --             --
    Common stock, $.01 par value. Authorized 100,000 shares;
         issued and outstanding 36,352 and 36,791 shares at
         September 30, 1998 and December 31, 1997, respectively             363            368
    Additional paid-in capital                                          280,473        282,327
    Accumulated deficit                                                (221,090)      (125,991)
    Notes receivable and accrued interest from shareholder               (3,535)        (3,535)
                                                                      ---------       --------
            Total shareholders' equity                                   56,211        153,169
                                                                      ---------       --------
                                                                      $ 101,171       $191,132
                                                                      =========       ========



See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                    ------------------------        ----------------------
                                                       1998           1997           1998           1997
                                                    ---------       --------       --------       --------
Revenues                                            $  34,107         36,540        100,399        107,432

Cost of revenues                                       13,790         14,203         39,914         43,329
Selling and administrative expenses                    16,173         16,746         45,994         48,946
Provision for doubtful accounts                         1,763          1,656          4,967          4,823
Amortization of goodwill and other intangibles          9,404          9,147         27,698         27,456
Impairment of assets                                   74,496             --         74,496             --
Acquired in-process research and development            2,482             --          2,482             --
                                                    ---------       --------       --------       --------
                                                      118,108         41,752        195,551        124,554
                                                    ---------       --------       --------       --------
         Operating loss                               (84,001)        (5,212)       (95,152)       (17,122)
Interest income (expense), net                           (285)           159           (291)           417
Other income (expense), net                               130            155            344            (57)
                                                    ---------       --------       --------       --------
         Net loss                                   $ (84,156)        (4,898)       (95,099)       (16,762)
                                                    =========       ========       ========       ========


Basic and diluted net loss per common share         $   (2.31)          (.13)         (2.60)          (.46)
                                                    =========       ========       ========       ========


Weighted average shares outstanding                    36,461         36,552         36,646         36,475
                                                    =========       ========       ========       ========





See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)
                                   (Unaudited)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    1998           1997
                                                                                    ----           ----
Cash Flows from Operating Activities:
    Net loss                                                                      $(95,099)      (16,762)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Impairment of assets                                                     74,496            --
           Acquired in-process research and development                              2,482            --
           Depreciation and amortization                                            31,489        31,558
           Provision for doubtful accounts                                           4,967         4,823
           Changes in assets and liabilities, net of effect of acquisitions:
               Accounts receivable                                                  (7,496)      (11,634)
               Inventories, prepaids and other current assets                       (1,904)         (852)
               Intangible and other noncurrent assets                               (2,538)         (699)
               Accounts payable and accrued liabilities                             (7,382)      (10,686)
               Accrued pension cost                                                 (3,428)       (1,397)
               Other noncurrent liabilities                                         (2,116)        2,145
                                                                                  --------       -------
                 Net cash used in operating activities                              (6,529)       (3,504)
                                                                                  --------       -------
Cash Flows from Investing Activities:
    Purchases of property and equipment                                             (2,561)       (1,749)
    Sales of short-term investments                                                 11,369         6,095
    Purchases of short-term investments                                             (2,358)       (2,018)
    Acquisition of businesses, net of cash acquired                                (17,370)         (249)
                                                                                  --------       -------
                 Net cash provided by (used in) investing activities               (10,920)        2,079
                                                                                  --------       -------
Cash Flows from Financing Activities:
     Proceeds from issuance of short-term debt                                         781         1,067
     Principal repayment of short-term debt                                           (526)         (711)
     Borrowings under credit agreement                                              16,780            --
     Principal repayments of long-term debt and capital lease obligations             (567)       (1,514)
     Proceeds from issuance of common stock                                            525         1,120
     Purchase of treasury stock                                                     (2,397)         (880)
     Distributions to minority interest in partnerships                                (60)         (118)
                                                                                  --------       -------
                 Net cash provided by (used in) financing activities                14,536        (1,036)
                                                                                  --------       -------
                 Net decrease in cash and cash equivalents                          (2,913)       (2,461)

Cash and cash equivalents at beginning of period                                     9,086         6,930
                                                                                  --------       -------
Cash and cash equivalents at end of period                                        $  6,173         4,469
                                                                                  ========       =======




     See accompanying notes to consolidated condensed financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

                                   (Unaudited)


1.       General

                The consolidated condensed financial statements as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and September 30, 1997 are unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

               In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results for the full year ending December 31, 1998.

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

3.       Accounting Pronouncements

                In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. There was no impact on the Company's consolidated financial statements with the adoption of SFAS 130.

               Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders. The Company adopted SFAS 131 in the first quarter of 1998; however, the provisions of this statement need not be applied to interim periods in the initial year of application.

4.       Acquisition

               Effective July 1, 1998, the Company purchased certain assets of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company, for $17.000 million cash and incurred $370,000 of transaction costs. The acquisition was accounted for using the purchase method of accounting with results of operations of this business being included in the Company's consolidated results from July 1, 1998. The acquisition resulted in acquired in-process research and development costs of $2.482 million, tangible assets of $4.013 million, intangible assets of $3.846 million, and excess of costs over net assets acquired of $7.029 million.

               The Asset Purchase Agreement provides for additional cash payments contingent upon 1999 revenues of the Company's cardiac monitoring business. Any additional payments will be accounted for as additional excess of costs over net assets acquired, and amortized over the remaining life of the assets.

               The non-recurring charge of $2.482 million related to acquired in-process research and development costs was equal to the estimated current fair value, based on the adjusted cash flows, discounted by a risk-adjusted weighted average cost of capital of 26%, of specifically identifiable technologies for which technological feasibility has not been reached pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and for which future alternative uses did not exist. In determining the amount attributable to in-process research and development, the Company complied with recent SEC guidance which excludes certain cash flows related to the development effort not completed and future versions of the product not yet undertaken.

               Unaudited pro forma results of operations as if QDS had been acquired as of January 1, 1997 are as follows:

                                             1998             1997
                                             ----             ----
                  Revenues                $ 105,616       $ 111,619
                  Net loss                  (95,211)        (17,086)
                  Net loss per share          (2.60)           (.47)


5.       Impairment of Long-Lived Assets

               On January 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

                In the third quarter of 1998, the Company recorded a $74.496 million charge to write down goodwill and intangible assets relating to the 1996 merger of Tokos Medical Corporation and Healthdyne, Inc. based upon operating and market specific indicators, as well as the Company's strategic expansion beyond maternity management. The write down was calculated based upon an estimate of the fair value of the long-lived assets, which was determined using future discounted cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company's present operations and future prospects may be influenced by several factors, including developments in the healthcare industry, third-party reimbursement policies and practices, and increasing enforcement activity. As a result of the increasing cost of healthcare in the United States and overall efforts to reduce or control government and corporate spending, government and third-party payors are becoming increasingly focused on promoting cost-effective healthcare services, and payors, in particular, have become more involved in decisions regarding diagnosis and treatment to ensure that care is delivered in a cost-effective manner.

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

         The Company's revenues from its preterm labor management business tend to be seasonal. Revenues typically begin to decline with the onset of the holiday season, starting with Thanksgiving, causing the first quarter revenues of each year to be less than those of fourth quarter of the previous year. Over the previous four-year period the decline in revenues from the fourth to the first quarters has averaged 7%. In the first quarter of 1998, revenues declined 13.0% from the fourth quarter of 1997. As compared to prior quarters, revenues in the second quarter of 1998 increased 1.9% and in the third quarter declined 5.4%. Management believes that seasonality will continue to impact comparability between quarters. In addition to seasonality, the decline in revenues in the first quarter, and continuing through the third quarter of 1998, was partially due to a decrease in physician prescriptions for the Company's preterm labor management services, as discussed below.

         The trend within the healthcare industry to deliver quality healthcare services in a more cost-effective manner is expected to continue to have an impact on the Company. Driven by employers and third-party payors, as well as by legislation and regulation, prices for services provided to patients, in general, are being reduced; cost-effective preventative health care is being stressed and vertically integrated networks of care providers (some of whom are accepting the insurance risk of providing care through capitation contracts with third-party payors) are being established. The Company anticipates that this trend will continue and is attempting to focus its efforts on services, some of which are offered in conjunction with third-party payors, which it believes can have value in this new environment. There can be no assurance, however, that either additional changes or presently unforeseen consequences from this trend may not develop.

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

RESULTS OF OPERATIONS

         Revenues decreased $2.433 million or 6.7% and $7.033 million or 6.5% in the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997 primarily due to declines in the preterm labor management business. The declines in revenues were due in part to a decrease in prescriptions for the Company's preterm labor management business. The decrease in the preterm labor management business revenues was partially offset by growth in the Company's Diabetes in Pregnancy Program, which was initiated in the last half of 1997 and has a current annualized run rate in excess of $8.000 million. The reduction was also offset by the additional QDS revenues of approximately $3.150 million included in the Company's revenues from July 1, 1998. A significant amount of the Company's future revenues is expected to be derived from expansion into diversified disease management markets, including cardiac, respiratory disorders and general diabetes.

          Through a marketing agreement entered into by a predecessor company in 1991, the Company had exclusive rights to market the fetal fibronectin immunoassay (fFN) test, an in vitro diagnostic test used as an aid in assessing the risk of preterm delivery in women, in the United States, Canada and Puerto Rico. In March 1998, the Company entered into a settlement agreement with the manufacturer of the test in the litigation over the exclusive rights to distribute the test. Under the terms of the settlement, the Company agreed to relinquish its distribution rights and equity interest in the test manufacturer in exchange for the opportunity to recoup its investment over time, from payments based upon future sales of the product. As a result, following a six-month transition period, which ended August 31, 1998, the Company will no longer record revenues on sales of fFN tests. Revenues from the marketing of these tests were $678,000 and $2.958 million in the three and nine month periods ended September 30, 1998, respectively, and $846,000 and $2.342 million in the same respective periods in 1997.

         Cost of revenues as a percentage of revenues increased to 40.4% for the three month period ended September 30, 1998 from 38.9% for the same period in 1997. This increase resulted primarily from an increase in the preterm labor management business where cost of revenues as a percentage of revenues increased to 38.4% for the third quarter of 1998 from 35.8% for the same period in

1997. Cost of revenues as a percentage of revenues remained relatively constant at 39.8% and 40.3% for the nine month periods ended September 30, 1998 and 1997, respectively.

         Selling and administrative expenses as a percent of revenues increased to 47.4% for the three month period ended September 30, 1998 from 45.8% for the same period in 1997. This increase is due in part to increased expenses associated with the Company's strategy to diversify into the disease management market. These expenses remained relatively constant at approximately 45.8% and 45.6% of revenues for the nine month periods ended September 30, 1998 and 1997, respectively.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues for the preterm labor management business was approximately 5% for the three and nine month periods ended September 30, 1998 and 1997. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis. The provision for doubtful accounts for the infertility management business is not significant as substantially all charges for patient services are collected at the time services are provided.

         In the third quarter of 1998, the Company recorded a $74.496 million charge to write-down goodwill and intangible assets relating to the 1996 merger of Tokos Medical Corporation and Healthdyne, Inc. based upon operating and market specific indicators (see Note 5). Additionally, the Company recorded a $2.482 million charge for acquired in-process research and development costs as a result of the acquisition of QDS (see Note 4).

         The Company did not record federal or state income tax benefits in 1998 or 1997. The tax net operating loss of approximately $87.000 million will be available to offset future taxable income, if any.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998 the Company had cash and short-term investments of $9.015 million.

         Net cash used in operating activities increased from $3.504 million for the nine month period ended September 30, 1997, to $6.529 million for the same period in 1998. During 1998, cash flow from operating activities was reduced by payments of $4.183 million relating to severance costs of terminated employees, $2.487 million for performance incentives paid under the Company's management incentive plan, $2.640 million for funding of a split dollar life insurance arrangement for certain current and retired officers, $1.328 million for lump-sum payouts related to the termination of a pension plan, and $3.100 million investments in strategic partners. In the first nine months of 1997, cash flow from operating activities was reduced by $7.926 million for merger related costs.

         The Company's accounts receivable days sales outstanding were 106 days as of September 30, 1998 as compared to 96 days as of December 31, 1997 and 112 days as of June 30, 1998. The Company began reorganizing its reimbursement and verification processes during the first quarter of 1998 and expects days sales outstanding to decline further during the fourth quarter of 1998.

         As of September 30, 1998, the remaining liability for estimated costs related to the merger of the Company's predecessor companies was approximately $600,000. Additionally, the Company may be required to make additional severance payments of approximately $2.549 million in accordance with employment agreements with certain officers.

         In 1997, the Company entered into a credit agreement with a leading national banking organization for a $25.000 million secured line of credit (the "Credit Agreement") that is available for general corporate purposes. The acquisition of QDS in July 1998 for $17.000 million cash (See Note 4) was financed primarily by borrowings under the Credit Agreement, and the balance outstanding as of September 30, 1998 was $16.780 million.

         The Asset Purchase Agreement for the acquisition of QDS provides for additional cash payments of up to $6.000 million contingent upon 1999 revenues of the Company's cardiac monitoring business.

         In February 1998, the Board of Directors of the Company approved the purchase of up to ten percent of the Company's outstanding common stock. As of September 30, 1998, 626,000 shares have been purchased for $2.397 million.

         The Company believes that its current cash balances, expected cash flows from operations and investing activities and amounts available under the Credit Agreement will be sufficient to finance its current operations. However, the Company is currently negotiating with several banking organizations to increase its credit facilities to fund future expansion of the business.


NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. There was no impact on the Company's consolidated financial statements with the adoption of SFAS 130.

         Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders. The Company adopted SFAS 131 in the first quarter of 1998; however, the provisions of this statement need not be applied to interim periods in the initial year of application.

YEAR 2000 ISSUE

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Many existing computer programs use only two digits to identify a year in the date field. The issue is whether such code exists in the Company's mission-critical applications and if that code will produce accurate information for date-sensitive calculations on or after January 1, 2000.

         The Company is involved in an extensive, ongoing program to identify and correct problems arising from the year 2000 issues. The program is broken down into the following categories: (1) application systems; (2) hardware; (3) monitoring equipment; and (4) computer applications of its significant suppliers and significant payors.

         The Company has evaluated the application systems in two parts: (1) AS400 applications and (2) client server applications. The AS400 applications are believed to be year 2000 compliant. Notwithstanding the year 2000 issue, the Company had planned on replacing the client server applications. The completion date of implementation and testing is scheduled to take place during September 1999. If such systems do not appear to be approaching completion by June 1999, the Company's contingency plan is to remediate the existing systems, a process that the Company estimates will take four months to complete.

         Remediation and testing of the AS400 hardware is 100% complete, and the remediation and testing of the individual personal computers is approximately 50% complete. The Company expects the remainder of conversion and testing to be complete by March 1999.

         The Company has no formal budget in place for year 2000 remediation, except for $60,000 of software and consulting fees associated with the initial year 2000 evaluation. The Company is primarily addressing all year 2000 issues with current staffing levels.

         The Company has not completed its review of embedded computer chips and software applications which control certain monitoring and other equipment. The Company expects to complete this review during the first quarter of 1999. This review is being performed by the vendors of the equipment. Remediation efforts are expected to be minor.

         The Company has not yet sent inquiries to its significant suppliers of equipment and medical supplies and significant payors concerning the year 2000 compliance of their significant computer applications. The Company plans to send initial inquiries during the fourth quarter of 1998 and second requests during the first quarter of 1999.

         The Company will continue to evaluate year 2000 risks with respect to such suppliers and payors as responses are received. In that connection, it should be noted that substantially all of the Company's revenues are derived from reimbursement by third-party payors, and that the Company is dependent upon such payors' evaluation of their year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their own year 2000 compliance status, this could result in delays or errors in reimbursement to the Company, the effects of which could be material to the Company.

         Based on the information currently available, the Company believes that its risk associated with problems arising from year 2000 issues is not significant. However, because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct. The Company will continue with its assessment process as described above and, to the extent that changes in such assessment require it, will attempt to develop alternatives or modifications to its compliance plan described above. There can, however, be no assurance that such compliance plan, as it may be changed, augmented or modified from time to time, will be successful.

         The SEC's recent guidance for year 2000 disclosure calls for companies to describe their most likely worst case year 2000 scenarios. Notwithstanding the aforementioned issues, the Company does not expect significant problems at the turn of the century with internal conversions and remediation. However, the most likely worst case scenario is that if third-party payors are not able to reimburse the Company after the turn of the century, the Company would be required to sustain operations through existing cash balances or through the use of available borrowings on debt facilities. Also, the Company would be required to add additional staff during the time period leading up to and immediately following January 1, 2000, in order to address any unexpected year 2000 issues.

FORWARD-LOOKING INFORMATION

         This Management's Discussion and Analysis contains forward-looking statements including statements concerning possible changes in the healthcare industry, the effect of goodwill on the Company's results of operations and the adequacy of the Company's sources of cash to finance its current and future operations. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this report and in such other statements, are intended to identify forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: business conditions and growth in the home healthcare industry and the general economy; competitive factors, such as the possible entry of large diversified healthcare companies into the obstetrical or cardiac home healthcare business; new technologies and pricing pressures; changes in third-party reimbursement policies and practices and regulatory requirements applicable to the Company's business; the continued availability for sale of existing products and services; management decisions to pursue new product lines or lines of business which involve additional costs, risks or capital expenditures; and the risk factors listed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1997. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the federal securities laws.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         (27) Financial Data Schedule

(b) The Company has not filed any Reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Matria Healthcare, Inc.


November 13, 1998                    By:   /s/  Donald R. Millard
                                        ---------------------------------------
                                        Donald R. Millard
                                        Director, President, Chief Executive
                                        Officer and Chief Financial Officer
                                        (Principal Financial Officer)


                                     By:    /s/  Yvonne V. Scoggins
                                        ---------------------------------------
                                        Yvonne V. Scoggins
                                        Vice President, Chief Accounting
                                        Officer and Treasurer