Form 10-K
period 1998-12-31
MATRIA HEALTHCARE INC
filed 1999-03-31
CIK 1007228

                       SECURITIES AND EXCHANGE COMMISSION       CONFORMED COPY
                             WASHINGTON, D.C. 20549             --------------
                                   FORM 10-K

  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 for the transition period  from _______ to _______

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
                                 Yes   X     No
                                    -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 12, 1999, there were 36,468,834 shares of Common Stock outstanding. The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $106,120,563 based upon the closing sale price on March 12, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

                            MATRIA HEALTHCARE, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


PART I ......................................................................
         Item 1.   Business..................................................      3
         Item 2.   Properties................................................     10
         Item 3.   Legal Proceedings.........................................     11
         Item 4.   Submission of Matters to a Vote of Security Holders ......     12

PART II......................................................................
         Item 5.   Market for the Company's Common Equity
                    and Related Stockholder Matters..........................     13
         Item 6.   Selected Financial Data...................................     14
         Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............     15
         Item 7a.  Quantitative and Qualitative Disclosures About
                    Market Risk..............................................     22
         Item 8.   Financial Statements and Supplementary Data...............     22
         Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure...................     23

PART III.....................................................................
         Item 10.  Directors and Executive Officers of the Company...........     23
         Item 11.  Executive Compensation ...................................     23
         Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management....................................     23
         Item 13.  Certain Relationships and Related Transactions............     23

PART IV......................................................................
         Item 14.  Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K..................................     24

SIGNATURES...................................................................     28

                                    PART I.


ITEM 1.       BUSINESS.

         GENERAL. Matria Healthcare, Inc., a Delaware corporation ("Matria" or the "Company"), was incorporated on October 4, 1995 for the purpose of the merger (the "Merger") of Tokos Medical Corporation (Delaware), a Delaware corporation ("Tokos"), and Healthdyne, Inc., a Georgia corporation ("Healthdyne"), with and into Matria. The effective date of the Merger was March 8, 1996. Prior to the Merger, Matria had no material assets or liabilities and its then outstanding shares of common stock, par value $0.01 per share ("Matria Common Stock"), were held exclusively by Tokos and Healthdyne. As a result of the Merger, the operations and assets of Tokos and Healthdyne were consolidated into Matria, and each share of common stock of Tokos and Healthdyne outstanding on the effective date of the Merger was exchanged for one share of Matria Common Stock.

         The Company is engaged principally in the business of providing women's health services, cardiovascular and respiratory disease management services, infertility practice management, and diabetes supplies and services.

         ACQUISITION OF BUSINESSES. On June 1, 1996, the Company exercised an option and acquired the remaining ownership interest in National Reproductive Medical Centers, Inc. ("NRMC"), a physician practice management services business that manages infertility treatment centers in California, in which Healthdyne had previously owned a minority interests.

         Effective July 1, 1998, the Company acquired substantially all of the assets of Quality Diagnostic Services, Inc., a Georgia-based company engaged in the business of cardiac event monitoring, holter monitoring and pacemaker follow-up.

         Also in July 1998, the Company entered into a subcontract agreement with National Jewish Medical and Research Center ("National Jewish"). Under the terms of the subcontract agreement, the Company provides screening, enrollment and call support services to participants in National Jewish's respiratory disease management programs. On October 1, 1998, the Company acquired an exclusive, five-year license to market and provide National Jewish's respiratory disease management programs in North America.

         On January 15, 1998, the Company acquired 10% of the outstanding stock of Diabetes Management Services, Inc. ("DMS"), a South Carolina-based company engaged in the sale of insulin pumps and diabetes supplies as well as providing diabetes education and management services. The Company also acquired an option to purchase the balance of the outstanding stock of DMS at a formula price and agreed to provide working capital for DMS's growth and expansion. Effective January 1, 1999, the Company acquired the remaining 90% ownership interest in DMS.

         Also effective January 1, 1999, Matria acquired substantially all of the assets of Gainor Medical Management, L.L.C. ("Gainor Medical"), a Georgia limited liability company engaged in the business of diabetes disease management in the United States and Germany and the design, assembly, packaging and distribution of microsampling products throughout the world.

         The integration of the operations of each of the recently acquired businesses will require the dedication of management resources to achieve the anticipated benefits of these acquisitions. The difficulties of integrating these operations include the necessity of coordinating geographically separate organizations, integrating personnel with diverse business backgrounds and combining different corporate cultures. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined businesses. The diversion of management's attention and any difficulties encountered in connection with the integration of the combined businesses' operations could have an adverse effect on the business, results of operations or financial condition of Matria.

         BUSINESS SEGMENTS AND GEOGRAPHIC AREAS. In 1998, the Company's operations consisted of two reportable business segments: Women's Health and Cardiovascular. With the acquisition of the stock of DMS and the assets of Gainor Medical, the Company entered another business segment: Diabetes Supplies and Services.

         Information regarding net sales, operating income, and total assets of each of the business segments in which the Company operated in fiscal years 1996 through 1998 is in Note 15 of Notes to Consolidated Financial Statements on pages F-21 through F-22 of this report.

         Women's Health. The Women's Health segment offers a wide range of specialized services designed to assist physicians and payors in the cost effective management of maternity patients. Services include specialized home nursing, risk assessment, patient education and management, home uterine contraction monitoring, infusion therapy, gestational diabetes management and other monitoring and clinical services as prescribed by the patient's physician. The Women's Health segment has 47 service centers throughout the United States. Forty-one of the 47 sites are or are in the process of becoming accredited as home care organizations by the Joint Commission on Accreditation of Health Care Organizations. Although this segment maintains a dominant market share, the industry continues to be vulnerable to several controversies surrounding the home obstetrical care business, including academic debate as to the efficacy of certain services and controversy over the "off-label" use of certain tocolytic medications. See "Regulation and Healthcare Industry Changes" below in this Item 1.

         Cardiovascular. The Cardiovascular segment provides cardiac event monitoring services, holter monitoring services and pacemaker follow-up to patients throughout the United States from its headquarters in Marietta, Georgia.

         Other. The Other business segment has three components that are below the threshold for reporting: respiratory disease management, infertility practice management and clinical patient record software.

         The respiratory disease management division (Respiratory Management Services - "RMS"), which is in its early stages, provides respiratory disease risk assessment, screening and case management services to patients throughout the United States from its headquarters in Marietta, Georgia in conjunction with National Jewish's facility located in Denver, Colorado.

         The infertility practice management business unit (NRMC) manages three fertility clinics in California, which provide a broad spectrum of diagnostic and therapeutic services to infertile couples from throughout the United States, with particular emphasis on in-vitro fertilization and embryo transfer procedures. This unit also makes its laboratory services available to other infertility practices.

         The clinical patient record software division (Clinical-Management Systems, Inc. - "CMS") markets a proprietary automated patient record for obstetricians and gynecologists. This division's business currently is confined to the United States.

         Diabetes Supplies and Services. The Diabetes Supplies and Services segment has two components: diabetes disease management and microsampling products, which are products used to obtain and test small samples of bodily fluid.

         The diabetes disease management division sells insulin, insulin pumps, syringes, microsampling products and other prescription and non-prescription drugs used by diabetics. The majority of this division's sales are made on a mail-order basis. In addition, this division provides diabetes screening, education and patient management services. This division serves patients in the United States through its facilities in Roanoke, Virginia and Van Nuys, California and in Germany through its facilities in Neumunster and Dresden, Germany. Approximately 50% of this division's revenues are derived from its German operations.

         The Company's microsampling products division is the leading global supplier of standard lancets, lancing devices and safety lancets. The Company designs, assembles, packages and distributes products manufactured by Nissho Corporation, a publicly-traded Japanese manufacturer and distributor of medical equipment with a core competency in needle-based technology. This division operates from facilities in McDonough, Georgia and Milton Keynes, England. Its products are shipped primarily to North and South America, Europe and Asia. Approximately 27% of this division's revenues are derived from sales outside of the United States.

         Because of the Company's dependence on foreign markets, deterioration in foreign economic conditions and currency exchange rate fluctuations could have a material adverse effect on the Company's business. Due to the foregoing factors, as well as foreign local commercial and economic policies and political uncertainties, the Company believes its activities outside of the United States involve greater risk than its domestic business.

         CUSTOMERS, SUPPLIERS AND THIRD-PARTY PAYORS. The Company markets its women's health services, diabetes disease management services, cardiovascular services and respiratory disease management services to patients, physicians, other healthcare providers and third-party payors, primarily through its employee sales force and independent sales representatives. Virtually all of these businesses' revenues depend on reimbursement from third-party payors, such as managed care companies and government-sponsored health insurance programs. In 1998 approximately 94% and 6% of the Company's revenues from these businesses were derived from private third-party payors and government payors, respectively. Of the Gainor Medical diabetes disease management revenues in 1998, approximately 17% were derived from private third-party payors and approximately 83% were derived from government payors. Third-party payors are having greater control over patient access and increasingly use their significant bargaining power to secure discounted rates and other concessions from providers. This trend, as well as other changes in reimbursement rates, policies or payment practices by third-party payors (whether initiated by the payor or legislatively mandated) could have an adverse impact on the Company's disease management businesses.

         The Company markets its clinical patient record software to physicians using a sales force employed by CMS.

         The Company markets the services of the fertility practices it manages by advertising in various media in targeted markets and by presentation of educational seminars to prospective patients. The Company from time to time offers promotional programs under which qualified patients whose pregnancies do not succeed are entitled to a refund of a portion of the Company's fees.

         The microsampling division of the Diabetes Supplies and Services segment markets its products through its employee sales force to original equipment manufacturers of blood glucose and other point-of-care test kits as well as mail order companies, kit companies and distributors that sell to the acute care, alternate care and primary care markets. Three major original equipment manufacturer customers represented approximately 86% of this division's total sales in 1998. Although the Company believes its relationships with these customers are strong, the loss of any of these major customers could have a material adverse effect on this division's business. Additionally, this division is highly dependent on its exclusive supply relationship with Nissho Corporation, from which the division purchases virtually all of its products on favorable payment terms. The exclusive supply agreement has approximately four years remaining. Termination of the exclusive supply agreement or failure to continue the exclusive supply agreement on the terms currently in effect would have a material adverse effect on the Company's microsampling products business, as would any interruption in the supply of products from Nissho Corporation, whatever the cause.

         SEASONALITY. The Women's Health segment's revenues tend to be seasonal. Revenues typically begin to decrease with the onset of the holiday season starting with Thanksgiving, causing the first quarter revenues of each year to be less than those of the fourth quarter of the previous year. The Company's other businesses do not reflect any significant degree of seasonality.

         TRADEMARKS, LICENSES AND PATENTS. The Company owns a number of trademarks and service marks which, in the aggregate, are important to the marketing and promotion of its products and services. The Company does not believe, however, that any single trademark or service mark is material in relation to the Company's business as a whole. The Company generally makes a practice of protecting its most significant trademarks by registration.

         The Company has licensed its respiratory disease management programs from National Jewish. Insofar as the licensed programs are the cornerstone of the Company's respiratory disease management programs, the license is material to that portion of the Company's business. Additionally, the Company has an exclusive, perpetual right to use and purchase from Respironics, Inc. the only uterine contraction monitor that has received pre-market approval from the FDA for home use in connection with pre-term labor. The

Company's rights to the monitors are a material competitive advantage in marketing the Company's uterine contraction monitoring services.

         The Company does not possess any patents that are material to its business, although the patents owned by Nissho Corporation with respect to products distributed by the microsampling division are material to the continued marketing of those products.

         Also, the Company considers its clinical and disease management programs to be proprietary and material to the portion of the Company's business to which they relate.

         Any impairment of the Company's rights in the intellectual property described above could have a material adverse effect on the particular business to which they relate.

         COMPETITION. The medical industry is characterized by rapidly developing technology and increased competition. In all its product and service lines, the Company competes with companies, both large and small, located in the United States and abroad. Competition is strong in all lines, without regard to the number and size of the competing companies involved. Certain of the Company's competitors and potential competitors have significantly greater financial, technical and sales resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide products and services that the Company cannot currently provide.

         Although both the Women's Health segment and the Cardiovascular segment are the leading providers in their respective markets, with market shares of approximately 85% and 15%, respectively, both they and the Company's other disease management businesses compete with a vast and ever increasing number of competitors. Competitors of the Company's disease management businesses include national, regional and local home health agencies, hospitals and physicians, as well as other companies devoted primarily to offering one or more products or services similar or identical to those offered by the Company, such as cardiac event monitoring, diabetes supplies or diabetes education. The Company competes on a number of factors, including quality of care and service, reputation within the medical community, geographical scope and price. The Company believes that its clinical expertise and coordinated approach to patient services have enabled it to compete effectively.

         Competition in the microsampling division of the Company's Diabetes Supplies and Services segment also is based on quality, service and price. In addition, competition in research involving the development of new products and the improvement of existing products is particularly significant. Competitors' research efforts could lead to the obsolescence of some or all of the microsampling division's products. The microsampling industry is highly fragmented, with numerous competitors of all sizes. The quality of the microsampling division's products, as well as its strong distribution system, value-added approach to customer service and design and development expertise have enabled the division to achieve its significant market share, notwithstanding the highly-competitive environment in which it operates.

         There can be no assurance that the Company will not encounter increased or more effective competition in the future, which could limit the Company's ability to maintain or increase its business or render some products and services offered by Matria obsolete or non-competitive and which could adversely affect the Company's operating results.

         RESEARCH AND DEVELOPMENT. The microsampling division of the Diabetes Supplies and Services segment maintains a dedicated research and development staff at its headquarters in McDonough, Georgia. This division's research and development activities are key factors in its ability to stay abreast of its competition.

         The Company's Women's Health, Cardiovascular and Other business segments do not maintain separate research and development teams. Program development and refinements result from the cooperative efforts of the businesses' clinical, operating and marketing staff and these costs are charged to earnings when incurred. The Company's clinical patient record software division outsourced the development of its automated patient record. These costs are recorded as intangible assets as incurred and are amortized over the estimated useful life.

         REGULATION AND HEALTH CARE INDUSTRY CHANGES. All of the Company's businesses are subject to varying degrees of government regulation in the countries in which they operate. There has been a trend in recent years both in the United States and outside of the United States toward more stringent regulation of, and enforcement of requirements applicable to, health care providers and medical device manufacturers. The continuing trend of more stringent regulatory oversight in health care, enforcement activities and product clearance for medical devices has caused health care providers and manufacturers to experience more uncertainty, greater risk, higher expenses and longer approval cycles. At the present time, there are no meaningful indications that this trend will change in the near or long term, in the United States or abroad.

         In the United States, regulation of the health care industry is particularly pervasive. Many states require providers of home health services, such as the Company's Women's Health segment, to be licensed as nursing or home health agencies and to have medical waste disposal permits. In addition, the operations of Matria's diabetes disease management business require Matria to be licensed as a pharmacy in several states. Moreover, certain employees of the Company are subject to state laws and regulations regarding the ethics and professional practice of pharmacy and nursing. The Company may also be required to obtain certification to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established Certificate of Need ("CON") programs regulating the establishment or expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect the Company's disease management businesses.

         In addition, the Company's disease management businesses are subject to various federal and state statutes regulating payments to or relationships with referral sources. Penalties for violation of these statutes include substantial fines and penalties, imprisonment and exclusion from participation in governmental healthcare programs.

         Moreover, many of the medical products distributed by the Company or utilized by the Company for the provision of its services are classified as medical devices under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and are subject to regulation by the FDA. In addition, some of the services involve the provision of drugs or tests that are regulated by the

FDA under the FDC Act. Although these medical devices, drugs and tests are labeled for specific indications and cannot be promoted for any other indications, physicians may and do prescribe them for indications that have not been approved by the FDA. The FDA allows physicians to prescribe drugs for such "off-label" indications under the "practice of medicine" doctrine. For example, terbutaline sulfate is labeled for the treatment of asthma but is frequently prescribed by obstetricians as a tocolytic for the treatment of pre-term labor. In response to a petition filed by the National Women's Health Network, in November 1997, the FDA issued a letter to physicians reiterating that the use of terbutaline sulfate has not been approved by the FDA for the management of pre-term labor. In 1998, the Company received and responded to a request from the FDA for information regarding the Company's promotion of terbutaline sulfate for off-label uses. The Company believes that publicity concerning the off-label use of terbutaline sulfate has adversely affected the Company's Women's Health segment's business.

         As a result of the increasingly complex regulatory environment for the healthcare industry, the Company recently adopted a company-wide compliance program, developed in accordance with federal guidelines.

         Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws and regulations, there can be no assurance that the Company will not become the subject of a regulatory or other investigation or proceeding or that its interpretations of applicable laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the Company and diversion of management's time and attention. Thus, any such challenge could have a material adverse effect on the Company's business, regardless of whether it ultimately is sustained. Moreover, the Company believes that its businesses will continue to be subject to increasing regulation, the scope and effect of which the Company cannot predict.

         The health care industry in the United States is experiencing a period of extensive change due to economic forces, regulatory influences and political initiatives. Market-driven reforms from forces within the industry are exerting pressure on health care companies to reduce health care costs. These market-driven changes are resulting in industry wide consolidation that is expected to increase the downward pressure on health care companies' profit margins, as larger buyer and supplier groups exert pricing pressures on health care companies. In addition, from time to time federal and state legislatures consider health care reform proposals. The ultimate timing or effect of legislative efforts and market-driven reforms cannot be predicted, and these initiatives may adversely impact Matria's business.

         EMPLOYEES. The Company currently employs a total of approximately 1,125 full-time employees and over 102 regular part-time employees. In addition, the Company employs an additional 796 part-time clinical employees to provide, among other things, patient training and backup support on an "as needed" basis. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be satisfactory.

         FORWARD-LOOKING STATEMENTS. This Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements. All forward-looking statements and information in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) changes in reimbursement rates, policies or payment practices by third party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in regulations applicable to the Company or the failure to comply with existing regulations; (viii) future health care or budget legislation or other health reform initiatives; (ix) increased future exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; and (xii) costs associated with Year 2000 compliance or problems associated with the Company's suppliers or payors failure to detect and correct Year 2000 related systems failures. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise.

ITEM 2.       PROPERTIES.

         Matria's principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 104,000 square feet. The facility is leased through February 28, 2003.

         Additional properties also are leased for the other operations of Matria. The Women's Health segment's patient service centers are typically located in suburban office parks and range between 600 and 6,500 square feet of space with an average of approximately 2,900 square feet. Total square footage for these facilities is approximately 155,000 square feet. These facilities are leased for various terms through 2003. The three NRMC clinics are located in California, total approximately 29,000 square feet, and are leased pursuant to agreements that expire on various dates through 2006.

         The Company's microsampling division maintains its headquarters in McDonough, Georgia, where its facility consists of approximately 48,000 square feet of office and warehouse space. The lease term on the facility expires in 2011. The microsampling division also leases approximately 1,177 square feet of office space and warehouse space as needed in Milton Keynes, England under a lease that can be terminated at anytime with six months written notice. The Company's diabetes disease management division maintains its United States headquarters in Roanoke, Virginia, where its facility consists of approximately 24,000 square feet of office and warehouse space, which is leased through 2000. The division also leases approximately 3,200 square feet of office and warehouse space in Van Nuys, California on a month to month basis. Outside the United States, the division maintains leased facilities in Neumunster and Dresden, Germany, consisting of approximately 3,200 and 6,500 square feet, respectively. The leases expire in 1999 with an automatic one year renewal and 2005, respectively.

         These facilities are generally in good condition, and Matria believes that they are adequate for and suitable to its requirements.

ITEM 3.       LEGAL PROCEEDINGS

         A complaint, filed by The Lindner Fund, Inc. in the Eastern District of Missouri, was served on February 3, 1995 against Healthdyne and its former subsidiary, Home Nutritional Services, Inc. ("HNS"), alleging that The Lindner Fund would not have sold its investment in HNS on February 8, 1994 had Healthdyne and HNS disclosed the potential sale of HNS. In January 1999, the Company settled this suit for an amount not exceeding the reserve established by the Company therefor.

         In addition to the foregoing, Matria is subject to various legal claims and actions incidental to its business and the businesses of its predecessors and their respective subsidiaries, including product liability claims and professional liability claims. As did its predecessors, Matria maintains insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) additional suits will not be filed in the future against Matria, (ii) Matria's prior experience with respect to the disposition of its litigation accurately indicates the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.

         The following sets forth certain information with respect to the executive officers of the Company:

         Name                       Age     Position with the Company
         ----                       ---     -------------------------

         Donald R. Millard          51      President, Chief Executive Officer and
                                            Chief Financial Officer

         Frank D. Powers            50      Executive Vice President and
                                            Chief Operating Officer

         Thornton A. Kuntz, Jr.     45      Vice President-Administration

         Roberta L. McCaw           43      Vice President-Legal, General Counsel
                                            and Secretary

         Yvonne V. Scoggins         49      Vice President, Chief Accounting Officer
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

         Mr. Kuntz has been Vice President-Administration since February 24, 1998 and previously was Vice President-Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President-Administration of Healthdyne from August 1992 to March 1996.

         Ms. McCaw has been Vice President-Legal, General Counsel and Secretary of the Company since April 23, 1998 and previously was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998, and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut based law firm, from January 1990 to July 1996.

         Ms. Scoggins has been Vice President, Chief Accounting Officer and Treasurer of the Company since December 15, 1997 and previously was Vice President and Controller from March 8, 1996 to December 15, 1997. Prior thereto, Ms. Scoggins was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President-Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Matria's Common Stock is traded in the over the counter market and is quoted on the Nasdaq National Market ("NASDAQ") under the symbol "MATR". The approximate number of record holders as of March 12, 1999 was 3,167.

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

         The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria Common Stock from January 1, 1997 through December 31, 1998:

         CALENDAR QUARTER           LOW             HIGH
         ----------------           ---             ----

              1997
              First                 $3.500          $7.500
              Second                 3.500           5.125
              Third                  3.563           6.250
              Fourth                 4.875           7.125

              1998
              First                 $4.750          $6.375
              Second                 3.500           6.500
              Third                  2.000           4.125
              Fourth                 1.625           3.750

ITEM 6.       SELECTED FINANCIAL DATA

         The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The data should be read in conjunction with Management's Discussion and Analysis and the financial statements. The statement of operations data for the five years ended December 31, 1998 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

         The selected financial information represents the financial performance of Matria from March 1, 1996 through December 31, 1998 and, for all prior periods, of Tokos (deemed for accounting purposes to be the acquiror of Healthdyne in the Merger). For all practical purposes, Matria did not engage in business prior to the effective date of the Merger, and the results of Tokos are not necessarily indicative of Matria's future performance.

                                                                             Years Ended December 31,
                                                       ------------------------------------------------------------------------
                                                           1998             1997             1996            1995        1994
                                                           ----             ----             ----            ----        ----

                                                                           (In thousands, except per share data)

Consolidated statements of operations:
Revenues                                                $ 135,215          144,533          130,806          85,209      98,565
Operating expenses                                        116,413          122,630          122,686          83,990      96,640
Provision for doubtful accounts                             6,662            6,599            7,591           5,251       7,042
Amortization of goodwill and other
  intangibles                                              28,155           36,604           30,083           1,235         350
Asset impairment, restructuring,
  severance and other charges                              85,367               --           22,525           6,756          --
                                                        ---------         --------         --------         -------     -------
Loss from operations                                     (101,382)         (21,300)         (52,079)        (12,023)     (5,467)
Interest income (expense), net                               (608)             483              824             333          50
Other income (expense), net                                   448              (85)             134              46         108
                                                        ---------         --------         --------         -------     -------
Loss before income tax expense                           (101,542)         (20,902)         (51,121)        (11,644)     (5,309)
Income tax expense                                             --               --               --             150         550
                                                        ---------         --------         --------         -------     -------
    Net loss                                            $(101,542)         (20,902)         (51,121)        (11,794)     (5,859)
                                                        =========         ========         ========         =======     =======
Basic and diluted loss per share                        $   (2.78)           (0.57)           (1.58)          (0.68)      (0.34)
                                                        =========         ========         ========         =======     =======
Weighted average shares outstanding                        36,580           36,527           32,328          17,396      17,169
                                                        =========         ========         ========         =======     =======

                                                                                 December 31,
                                                       ------------------------------------------------------------------------
                                                           1998             1997             1996            1995        1994
                                                           ----             ----             ----            ----        ----

                                                                                      (In thousands)

Consolidated balance sheet data:
Total assets                                            $  97,034          191,132          223,188          44,468      58,183
Long-term debt obligations, excluding
   current maturities                                      18,385            1,712            2,499           2,078       2,593
Shareholders' equity                                       49,881          153,169          173,178          29,489      40,160

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         During 1998 and early 1999, the Company announced several strategic actions to expand its business focus beyond managing the condition of pregnancy into other disease management markets. These actions included: (i) the acquisition in July 1998 of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company; (ii) the completion of a licensing agreement in October 1998 with National Jewish Medical and Research Center ("National Jewish") to provide services in the respiratory disease management market; and
(iii) the acquisition in January 1999 of the business and assets of Gainor Medical Management, L.L.C. ("Gainor") and

Diabetes Management Services, Inc. ("DMS"), diabetes disease management companies. Disease management is an emerging healthcare sector receiving a heightened focus in the healthcare industry and the competition in this sector is fragmented without a dominant leader. The Company's management is confident that with the successful implementation of its expansion strategies, the Company will become the dominant market leader in disease management and that these strategies will result in significant revenue growth in 1999 and beyond.

         On March 8, 1996, Tokos Medical Corporation ("Tokos") and Healthdyne, Inc. ("Healthdyne") merged with and into the Company, which was created solely for the purpose of the Merger. The Merger was accounted for using the purchase method of accounting, and Tokos was deemed to be the acquiror since its shareholders received approximately 51% of the newly issued shares of Matria Common Stock.

         In March 1995, Healthdyne acquired a minority ownership interest in National Reproductive Medical ("NRMC"), and effective June 1, 1996, the Company acquired the remaining ownership interest. The acquisition was accounted for using the purchase method of accounting.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company included in this Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission (the "Commission"). The results of the Company include the results of Healthdyne only since March 1, 1996, NRMC only since June 1, 1996, and QDS only since July 1, 1998. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS

         Revenues for 1998 decreased $9.318 million, or 6.4% from 1997, primarily due to a 10.4% decline in revenues in the Women's Health segment. A 15.5% decrease in revenues from preterm labor management services, resulting primarily from a decrease in prescriptions for these services, was partially offset by growth in revenues from maternity education and assessment services as well as the Diabetes in Pregnancy Program, which was initiated in the last half of 1997. Effective July 1, 1998, the Company entered the Cardiovascular business segment through the acquisition of QDS. Included in the Company's 1998 revenues are $6.644 million from QDS.

         Revenues for 1997 increased $13.727 million, or 10.5%, from 1996, primarily due to a $6.229 million (5.1%) increase in the Women's Health segment and a $7.472 million increase in revenues resulting from additional revenues of NRMC in 1997, the acquisition of which was effective June 1, 1996. The increase in the Women's Health segment in 1997 was primarily due to the inclusion of Healthdyne's revenues for an entire year in 1997 and additional revenues from the introduction of the fetal fibronectin immunoassay (fFN) test, an in-vitro diagnostic test used as an aid in assessing the risk of preterm delivery in women. Revenues from this segment's preterm labor management services declined $7.828 million (6.3%)
in 1997 when compared to 1996 annualized, combined revenues of Tokos and Healthdyne, Inc. for these services.

         The Company entered into an agreement with the manufacturer of the fFN test to relinquish all marketing rights to the test, effective August 31, 1998. After this date, the Company no longer had revenues on sales of fFN tests. Revenues from marketing these tests were $2.991 million, $3.636 million and $738,000 in 1998, 1997, and 1996, respectively.

         Cost of revenues as a percentage of revenues remained relatively constant at 39.5% and 39.9%, in 1998 and 1997, respectively, decreasing from 42.7% in 1996. The reduction from 1997 was primarily due to decreases in costs of revenues in the Women's Health segment from 41.0% in 1996 to 36.6% in 1997 and 36.9% in 1998, primarily achieved through consolidation of service sites and operating efficiencies related to the Merger. These reductions were partially offset by the inclusion of the results of operations of NRMC effective June 1, 1996, whose costs of revenues as a percentage of revenues were 63.2%, 66.3%, and 67.5% in 1998, 1997 and 1996, respectively.

         Selling and administrative expenses as a percentage of revenues increased to 46.6% in 1998 from 45.0% in 1997, due in part to increased expenses associated with the Company's strategy to diversify into the disease management market. These expenses declined as a percentage of revenue in 1997 from 51.1% in 1996, primarily due to synergies achieved as a result of the Merger.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues for the Women's Health and Cardiovascular segments was approximately 5% in 1998 and 1997 and 6% in 1996. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis. The provision for doubtful accounts for the infertility practice management business is not significant as substantially all charges for patient services are collected at the time services are provided.

         In 1998, the Company recorded an $82.885 million asset impairment charge of which $74.496 million was to write-down goodwill and intangible assets relating to the Merger and $8.389 million was to write-down goodwill relating to the acquisition of NRMC (see Note 3 to the consolidated financial statements). Due to a decrease in pre-term labor management services in 1997, the Company experienced a decline in pre-term labor management revenues. As part of its 1997 Business Assessment Plan, the Company assessed the future of this business and expected revenue growth and profits to improve in 1998 and future years. However, in 1998, revenues continued to decline due to negative market forces which impacted the business. In addition, in 1998, the Company revised its strategic plan to expand beyond maternity management. As a result, in the third quarter of 1998, the Company determined that Healthdyne, Inc.'s estimated future undiscounted cash flows were below the carrying value of its long-lived assets, primarily goodwill. Accordingly, the Company adjusted the carrying value of Healthdyne's long-lived assets and goodwill to their estimated fair value. The estimated fair value was based on anticipated cash flows discounted at a rate commensurate with the risk involved.

         As a result of NRMC's inability to achieve improvements specified in the 1997 Business Assessment Plan, as well as continued operational issues, including the termination of the founding physician in July 1998, NRMC's net revenue declined approximately 17% in 1998, and operating losses were approximately $761,000. As a result, in the fourth quarter of 1998, the Company determined that NRMC's estimated future cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying value of NRMC's long-lived assets, primarily goodwill, to their estimated fair value by recording an $8.389 million asset impairment charge. The estimated fair value was based on anticipated cash flows discounted at a rate commensurate with the risk involved.

         The Company recorded a $2.482 million charge in 1998 for acquired in-process research and development costs as a result of the acquisition of QDS (see Note 2 to the consolidated financial statements).

         In 1996, the Company charged to operations approximately $22.525 million of restructuring costs in connection with the Merger. Of these costs, approximately $12.000 million related to involuntary severance and relocation of employees, $2.500 million related to the consolidation of facilities, $5.400 million related to the write-down of software and equipment that was made obsolete as a result of the adoption of new systems, and $2.625 million related to other miscellaneous Merger costs (see Note 11 to the consolidated financial statements).

         The Company did not record federal or state income tax benefits in 1998, 1997 or 1996. The tax net operating loss carryforwards of approximately $90.000 million will be available to offset future taxable income, if any.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998 the Company had cash and short-term investments of $11.968 million.

         Net cash provided by operating activities was $4.931 million, compared with $667,000 provided in 1997 and $10.823 million used in 1996. During 1998, cash flow from operating activities was reduced by payments of $4.183 million relating to severance costs of terminated employees and $1.328 million for lump-sum payouts related to the termination of a pension plan. In 1997, cash flow from operating activities was reduced by payments of $9.759 million for merger related costs. In 1996, net cash flow was reduced by payments of $14.720 million for Merger related costs, $5.345 million for the settlement of a former Tokos shareholder's lawsuit and $5.947 million related to the purchase of NRMC.

         Net cash used in investing activities was $18.902 million in 1998, compared to $3.090 million and $12.068 million provided in 1997 and 1996, respectively. The decrease in 1998 is primarily due to $17.000 million cash paid related to the acquisition of QDS and $4.587 million paid for investments in strategic partners. Also in 1998, the Company had a $3.413 million increase in capital expenditures from 1997, primarily relating to the upgrade of computer systems as the Company positioned itself for expansion into new markets.

         The Company's accounts receivable days sales outstanding were 96 days as of December 31, 1998 and 1997 and 73 days as of December 31, 1996. The Company began reorganizing its reimbursement and verification processes during 1998 and expects days sales outstanding to decline during 1999.

         In 1997, the Company entered into a credit agreement with a leading national banking organization for a $25.000 million secured line of credit. The acquisition of QDS in July 1998 for $17.000 million cash (See Note 2 to the consolidated financial statements) was financed primarily by borrowings under this agreement, and the balance outstanding under this agreement as of December 31, 1998 was $16.659 million. In January 1999, the Company entered into a $125.000 million, five-year secured credit facility and the existing credit facility was terminated. The new credit facility consists of an $80.000 million term loan and a $45.000 million revolving credit facility. In January 1999, the Company borrowed $105.000 million under the facility and used $90.300 million for cash payments related to the purchase of Gainor Medical and DMS (see Note 16 to the consolidated financial statements) and $14.700 million to repay existing debt.

         The acquisition agreement for the purchase of QDS provides for additional cash payments of up to $6.000 million contingent upon 1999 revenues of the Company's Cardiovascular segment. The acquisition agreement for Gainor Medical provides for additional contingent purchase price of up to $35.000 million based upon 1999 financial performance. If earned, the Gainor Medical contingent purchase price is payable by the issuance of subordinated notes to the sellers in year 2000.

         In February 1998, the Board of Directors of the Company approved the purchase of up to ten percent of the Company's outstanding common stock. As of December 31, 1998, 626,000 shares had been purchased for $2.397 million.

         The Company believes that its current cash balances, expected cash flows from operations and investing activities and amounts available under its credit facilities will be sufficient to finance its current operations and expansion initiatives.


NEW ACCOUNTING STANDARDS

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. The adoption of SFAS 130 had no impact on the Company's consolidated financial statements.

        Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders. The Company adopted SFAS 131 in the first quarter of 1998.

YEAR 2000 ISSUE

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information when the year changes to 2000. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the Year 1900 rather than the Year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process date information. The Year 2000 issue could disrupt a company's operations by generating erroneous data or causing system failures or miscalculations.

         The Company is involved in an extensive, ongoing program to identify and correct problems arising from the Year 2000 issue. The program is broken down into the following categories: (1) application systems; (2) hardware; (3) monitoring equipment; and (4) computer applications of its significant suppliers and significant payors.

         The Company has evaluated the application systems in two parts: (1) AS400 applications and (2) client server applications. The AS400 applications are believed to be capable of functioning properly beyond the year 1999 at this time. Although the Company originally had intended to replace its client server applications in 1999, because that project will not be complete by year end 1999, the Company intends to remediate the existing client server application systems in the second quarter of 1999, a process that the Company estimates will take four months to complete.

         Remediation and testing of the AS400 hardware is 100% complete, and the remediation and testing of the Company's individual personal computers is approximately 85% complete. The Company expects the remainder of remediation and testing to be complete by April 1999.

         In the first quarter of 1999, the Company completed its review of embedded computer chips and software applications, which control certain monitoring and other equipment. Remediation efforts are expected to be minor and should be completed in the second quarter of 1999.

         In 1998, the Company spent approximately $60,000 for software and consulting fees associated with its initial Year 2000 evaluation. Budgeted expenditures in 1999 total $100,000. The Company is primarily addressing all Year 2000 issues with current staffing levels.

         In the first quarter of 1999, the Company sent inquiries to its significant suppliers and payors concerning the Year 2000 compliance of their significant computer applications. The Company plans to send second requests during the second quarter of 1999. The responses received to date do not disclose any significant issues of non-compliance. The Company will continue to evaluate Year 2000 risks with respect to such suppliers and payors as responses are received. In that connection, it should be noted that substantially all of the Company's 1998 and prior revenues were derived from reimbursement by third-party payors, and that the Company is dependent upon such payors' evaluation of their Year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their own Year 2000 compliance status, this could result in delays or errors in reimbursement to the Company, the effects of which could be material to the Company.

         In light of its compliance efforts and based on the information currently available, the Company believes that its risk associated with problems arising from Year 2000 issues is not significant. However, because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party payors and suppliers, there can be no assurance that the Company's assessment is correct or that the Year 2000 issue will not have a material adverse effect on the Company's business, results of operations, or financial condition. The Company will continue with its assessment process as described above and, to the extent that changes in such assessment require it, will attempt to develop alternatives or modifications to its compliance plan described above. There can, however, be no assurance that such compliance plan, as it may be changed, augmented or modified from time to time, will be successful.

         The SEC's recent guidance for Year 2000 disclosure calls for companies to describe their most likely worst case Year 2000 scenarios. Notwithstanding the aforementioned issues, the Company does not expect significant problems at the turn of the century with internal conversions and remediation. However, the most likely worst case scenario is that if third-party payors are not able to reimburse the Company after the turn of the century, the Company would be required to sustain operations through existing cash balances or through the use of available borrowings under its credit facilities. Also, the Company would be required to add additional staff during the time period leading up to and immediately following January 1, 2000, in order to address any unexpected Year 2000 issues.


         FORWARD-LOOKING STATEMENTS. This Management's Discussion and Analysis contains various forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements. All forward-looking statements and information in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) changes in reimbursement rates, policies or payment practices by third party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in regulations applicable to the Company or the failure to comply with existing regulations; (viii) future health care or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; and (xii) costs associated with Year 2000 compliance or problems associated with the Company's or its suppliers' or payors failure to detect and correct Year 2000 related systems failures; and (xiii) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1998. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

         The Company's primary interest rate risk relates to its variable rate long term debt obligations. At December 31, 1998, the Company's total variable rate long term debt obligations, including the current portion of those obligations, was $16.659 million. A hypothetical 10% change in interest rates applied to the December 31, 1998 outstanding balance of variable rate long term debt obligations would not have a material impact on the Company's earnings or cash flows over a one-year period. With the acquisition of Gainor Medical and resultant increase in variable rate long term debt obligations, the Company's interest rate risk will increase in future periods.

         In the years 1998 and prior, the Company's business was confined to the United States and, therefore, the Company did not have any exposure to risks associated with fluctuations in foreign currency exchange rates. With the acquisition of Gainor Medical, a significant portion of the Company's future revenues may be designated in foreign currencies. In addition, the Company may face currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. As a result, the Company's future earnings and cash flows could be negatively impacted by fluctuations in foreign currency exchange rates.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-23 of this Annual Report on Form 10-K:


                                                                        PAGE
Independent Auditors' Reports                                           F-1

Consolidated Balance Sheets - December 31, 1998 and 1997                F-2

Consolidated Statements of Operations - Years Ended
December 31, 1998, 1997 and 1996                                        F-3

Consolidated Statements of Shareholders' Equity - Years
Ended December 31, 1998, 1997 and 1996                                  F-4

Consolidated Statements of Cash Flows - Years Ended
December 31, 1998, 1997 and 1996                                        F-5

Notes to Consolidated Financial Statements                              F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEMS 10-13.

         The information contained under the heading "Management of the Company" in the Company's definitive proxy materials for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, is incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

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

         Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Act"), requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the SEC regarding beneficial ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements of the Act in all instances with the exception of late filings with respect to two transactions relating to (i) the purchase of Common Stock by Frederick P. Zuspan, M.D. and (ii) the purchase of Common Stock upon an option exercise by Thornton A. Kuntz, Jr.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-23 of this Annual Report on Form 10-K:

                                                                        PAGE
Independent Auditors' Reports                                           F-1

Consolidated Balance Sheets - December 31, 1998 and 1997                F-2

Consolidated Statements of Operations - Years Ended
December 31, 1998, 1997 and 1996                                        F-3

Consolidated Statements of Shareholders' Equity - Years Ended
December 31, 1998, 1997 and 1996                                        F-4

Consolidated Statements of Cash Flows - Years Ended
December 31, 1998, 1997 and 1996                                        F-5

Notes to Consolidated Financial Statements                              F-7


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

         (a)(3) Exhibits:

         The following exhibits are incorporated by reference herein as part of this Report as indicated:


EXHIBIT           DESCRIPTION
NUMBER

    2.1 Agreement and Plan of Merger, dated October 2, 1995, as amended, between Healthdyne, Tokos and Registrant
                  (incorporated by reference to Appendix A to the Joint Proxy
                  Statement/Prospectus filed as part of the Company's
                  Registration Statement No. 333-00781 on Form S-4
                  (Registration No. 333-00781) filed February 7, 1996 (the
                  "Form S-4").



       2.2 Asset Purchase Agreement, dated July 21, 1998, for the purchase of assets of Quality Diagnostic Services, Inc.
                  ("QDS") (incorporated by reference to Exhibit 2 to the Matria
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998).

       2.3 Purchase and Sale Agreement, dated December 21, 1998, by and between Matria and Gainor Medical Management, L.L.C., with exhibits (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 3, 1999 with those portions omitted for confidentiality reasons filed separately with the Commission).

       3.1        Amended and Restated Certificate of Incorporation
                  (incorporated by reference to Appendix D to the Joint Proxy
                  Statement/Prospectus filed as part of the Company's Form
                  S-4).

       3.2 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Matria Annual Report on Form
                  10-K for the year ended December 31, 1995).

       4.1        Indenture dated as of December 1, 1986, between
                  Healthdyne and National Bank of Georgia, trustee, for 8%
                  Convertible Subordinated Indentures due December 31, 2001
                  (incorporated by reference to Exhibit (4)(b) to the Healthdyne Annual Report on Form 10-K for the year ended
                  December 31, 1986, Commission File No. 0-10647).

       4.2        Supplemental Indenture dated March 7, 1996, between the
                  Company and SouthTrust Estate & Trust Company of Georgia,
                  N.A., Trustee to Indenture, dated December 1, 1986, for 8%
                  Convertible Subordinated Debentures due December 31, 2001
                  (incorporated by reference to Exhibit 4.3 to the Matria
                  Annual Report on Form 10-K for the year ended December 31,
                  1995).

       4.3        Amendment No. 1 to Loan and Security Agreement, dated
                  April 27, 1998 between BankAmerica Business Credit, Inc. and the Company (incorporated by reference to Exhibit 4.5 to the Matria Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998).

       4.4        Certificate of Designations, Preferences and Relative,
                  Participating, Optional and Other Special Rights of 4% Series
                  A Convertible Preferred Stock dated January 15, 1999
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Form 8-K dated February 3, 1999).

       4.5        Certificate of Designations, Preferences and Relative,
                  Participating, Optional and Other Special Rights of 8% Series
                  B Redeemable Preferred Stock dated January 15, 1999
                  (incorporated by reference to Exhibit 4.2 to the Company's
                  Form 8-K dated February 3, 1999).

       4.6 Credit Agreement, dated January 19, 1999, among Matria, certain other borrowers from time to time party thereto, the banks and other financial institutions from time to time party thereto, and First Union National Bank as


                  Administrative Agent (incorporated by reference to Exhibit
                  4.3 to the Company's Form 8-K dated February 3, 1999).

           4.7 Loan and Security Agreement, dated September 15, 1997, between BankAmerica Business Credit, Inc. and Matria
                  Healthcare, Inc. (incorporated by reference to Exhibit 4.4 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          10.1    Form of Rights Agreement between Registrant and SunTrust
                  Bank, Atlanta (incorporated by reference to Exhibit 10.1 to the Company's Form S-4).

         *10.2    1996 Stock Incentive Plan (incorporated by reference to
                  Appendix F-1 to the Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4).

         *10.3    1996 Directors' Non-Qualified Stock Option Plan
                  (incorporated by reference to Appendix F-11 to the Joint
                  Proxy Statement/Prospectus filed as a part of the Company's
                  Form S-4).

         *10.4 1996 Employee Stock Purchase Plan (incorporated by reference to Appendix F-111 to the Joint Proxy
                  Statement/Prospectus filed as a part of the Company's Form
                  S-4).

         *10.5    Severance Compensation and Restrictive Covenant
                  Agreement, dated October 2, 1995, between Healthdyne and
                  Frank D. Powers (incorporated by reference to Exhibit 10.22 to the Company's Form S-4).

          10.6    Form of Promissory Note with Tokos officers and related
                  Security Agreement (incorporated by reference to an Exhibit to the Tokos Registration Statement on Form S-1 (Registration
                  No. 33-33340), Commission File No. 0-18320).

          10.7 Agreement and Plan of Merger, dated June 24, 1996, between National Reproductive Medical Centers, Inc. ("NRMC"),
                  Matria, NRMC Acquisition Corporation and certain NRMC shareholders (incorporated by reference to Exhibit 2.1 to the Matria Current Report on Form 8-K dated July 10, 1996).

          10.8    Shareholders Agreement, dated February 28, 1995, among
                  Healthdyne, Inc. (a predecessor of Matria), certain shareholders of National Reproductive Medical Centers, Inc.
                  ("NRMC") and NRMC (incorporated by reference to Exhibit 99.3 to the Matria Current Report on Form 8-K dated July 10,
                  1996).

          10.9    Letters, dated November 10 and November 17, 1997, between the
                  Company, Healthdyne Technologies, Inc. and Respironics, Inc.
                  amending the Corporate Services Agreement and Tradename
                  License Agreement, both dated April 25, 1995 between
                  Healthdyne, Inc. and Healthdyne Technologies, Inc.
                  (incorporated by reference to Exhibit 10.32 to the Matria
                  Annual Report on Form 10-K for the year ended December 31,
                  1997).

          10.10   Settlement Agreement, dated March 3, 1998 between the
                  Company and Adeza Biomedical Corporation (incorporated by reference to Exhibit 10.33 to the Matria


                  Annual Report on Form 10-K for the year ended December 31,
                  1997 with those portions omitted for confidentiality reasons filed separately with the Commission).

          10.11   Amendment to Rights Agreement effective December 21,
                  1998 (incorporated by reference to Exhibit 99 to the Company's Form 8-K dated February 3, 1999).


         The following exhibits are filed as part of this Report:

           3.3    Bylaws, as amended.

         *10.12   Split-Dollar Life Insurance  Agreement between the Company and
                  Parker H. Petit, effective January 1, 1997.

         *10.13   Split-Dollar Life Insurance Agreement between the Company and
                  Donald R. Millard, effective January 1, 1997.

         *10.14   Split-Dollar Life Insurance Agreement between the Company and
                  Frank D. Powers, effective January 1, 1997.

         *10.15   Split-Dollar Life Insurance Agreement between the Company and
                  Thornton A. Kuntz, Jr., effective January 8, 1998.

         *10.16   Split-Dollar Life Insurance Agreement between the Company and
                  Roberta L. McCaw, effective January 8, 1998.

         *10.17   Split-Dollar Life Insurance Agreement between the Company and
                  Yvonne V. Scoggins, effective January 8, 1998.

         *10.18   Management Agreement between the Company and Lucor
                  Holdings, LLC, Mark J. Gainor and J. Michael Highland, dated
                  January 19, 1999.

          10.19   Standstill Agreement between the Company and Mark J.
                  Gainor and SZ Investments, L.L.C., dated January 19, 1999.

          21.0    List of Subsidiaries.

          23.0    Accountants' Consents.

          27.0    Financial Data Schedule. (For SEC use only)

                  (b)      Reports on Form 8-K.

                           The Company filed two Current Reports on Form 8-K as
                  follows: (1) reporting the pending purchase of Gainor Medical Management, L.L.C. ("Gainor") filed on December 23, 1998; and
                  (2) reporting the consummation of the purchase of Gainor filed on February 3, 1999.

                  *Management contract or compensatory plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MATRIA HEALTHCARE, INC.


March 26, 1999                       By:  /s/ Donald R. Millard
                                        ---------------------------------------
                                        Donald R. Millard, Director, President,
                                        Chief Executive Officer and Chief
                                        Financial Officer (Principal Executive
                                        and Financial Officer)



                                        /s/ Yvonne V. Scoggins
                                        ---------------------------------------
                                        Yvonne V. Scoggins, Vice President,
                                        Chief Accounting Officer and Treasurer


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


         Signature                                   Title                                 Date
         ---------                                   -----                                 ----

/s/ Parker H. Petit                                  Chairman of the Board              March 26, 1999
----------------------------------
Parker H. Petit                                      Director


/s/ Donald R. Millard                                Director, President                March 26, 1999
----------------------------------                   Chief Executive Officer
Donald R. Millard                                    and Chief Financial
                                                     Officer (Principal
                                                     Executive and Financial
                                                     Officer)


/s/ Frank D. Powers                                  Director, Executive                March 26, 1999
----------------------------------                   Vice President and
Frank D. Powers                                      Chief Operating Officer




/s/ Rod E. Dammeyer                                  Director                           March 29, 1999
----------------------------------
Rod E. Dammeyer


/s/ Mark J. Gainor                                   Director                           March 29, 1999
----------------------------------
Mark J. Gainor


/s/ Carl E. Sanders                                  Director                           March 26, 1999
----------------------------------
Carl E. Sanders


/s/ Jackie M. Ward                                   Director                           March 26, 1999
----------------------------------
Jackie M. Ward


/s/ Morris S. Weeden                                 Director                           March 26, 1999
----------------------------------
Morris S. Weeden


/s/ Frederick P. Zuspan                              Director                           March 26, 1999
----------------------------------
Frederick P. Zuspan, M.D.

                            MATRIA HEALTHCARE, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)



                                                                      Additions
                                              Balance at                       Charges to
                                              beginning       Charges to        costs and         Net          Balance at
              Description                     of period     other accounts      expenses       Deductions     end of period
              -----------                     ----------    --------------     ----------      ----------     -------------

December 31, 1996
Allowance for doubtful accounts                $20,296          8,3001(1)         7,591          9,989           26,198

December 31, 1997
  Allowance for doubtful accounts               26,198              --            6,599         10,146           22,651

December 31, 1998
  Allowance for doubtful accounts               22,651          2,8361            6,662         10,914           21,235

December 31, 1996
  Reserves for patient service
  equipment and supplies                         2,030              --               --          2,030               --

December 31, 1996
  Reserves for patient monitoring devices        2,200              --               --          2,200               --




---------------------------------
(1) Represents beginning balances in allowance for doubtful accounts of acquired companies.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                              KPMG LLP

Atlanta, Georgia
February 19, 1999

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Amounts in thousands, except per share amounts)

                                                                                     DECEMBER 31,
                                                                                ---------------------
                                                                                   1998        1997
                                                                                --------      -------
                                             ASSETS
Current assets:
    Cash and cash equivalents                                                   $  9,109        9,086
    Short-term investments                                                         2,859       11,856
    Trade accounts receivable, less allowances of $21,235 and
       $22,651 at December 31, 1998 and 1997, respectively                        37,311       39,601
    Inventories                                                                    1,699        1,088
    Prepaid expenses                                                               1,642        1,566
    Note receivable (note 16)                                                      1,335           --
    Other current assets                                                           1,579          698
                                                                                --------      -------
                    Total current assets                                          55,534       63,895

Property and equipment, net (note 4)                                              16,865       12,364
Intangible assets, less accumulated amortization of $612
     and $68,630 at December 31, 1998 and 1997, respectively
    (notes 2 and 3)                                                               16,261      112,149
Cash surrender value of life insurance (note 9)                                    4,425        1,800
Other assets (note 2)                                                              3,949          924
                                                                                --------      -------

                                                                                $ 97,034      191,132
                                                                                ========      =======
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term debt and obligations
       under capital leases (notes 5 and 12)                                    $    718          884
    Accounts payable, principally trade                                            8,939        5,712
    Accrued liabilities (notes 2 and 6)                                            9,536       16,147
                                                                                --------      -------
                    Total current liabilities                                     19,193       22,743

Long-term debt and obligations under capital leases, excluding
    current installments (notes 5, 10, and 12)                                    18,385        1,712
Accrued benefit costs (note 9)                                                     4,705        5,328
Other long-term liabilities                                                        4,870        8,180
                                                                                --------      -------
                    Total liabilities
                                                                                  47,153       37,963
                                                                                --------      -------
Shareholders' equity (note 8):
    Preferred stock, $.01 par value.  Authorized 50,000
       shares; none issued                                                            --           --
    Common stock, $.01 par value.  Authorized 100,000
       shares; issued and outstanding 36,410 and 36,791 shares
       at December 31, 1998 and 1997, respectively                                   364          368
    Additional paid-in capital                                                   280,585      282,327
    Accumulated deficit                                                         (227,533)    (125,991)
    Notes receivable and accrued interest from shareholder                        (3,535)      (3,535)
                                                                                --------      -------
                    Total shareholders' equity                                    49,881      153,169
Commitments and contingencies (notes 9, 12, and 13)
                                                                                --------     --------

                                                                                $ 97,034      191,132
                                                                                ========     ========


See accompanying notes to consolidated financial statements.

                               MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                                Consolidated Statements of Operations

                           (Amounts in thousands, except per share amounts)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------------
                                                                             1998               1997               1996
                                                                         ----------            -------            -------
Revenues                                                                 $  135,215            144,533            130,806

Cost of revenues                                                             53,385             57,610             55,911
Selling and administrative expenses                                          63,028             65,020             66,775
Provision for doubtful accounts                                               6,662              6,599              7,591
Amortization of intangible assets                                            28,155             36,604             30,083
Asset impairment charges (note 3)                                            82,885                 --                 --
Acquired in-process research and development (note 2)                         2,482                 --                 --
Restructuring expenses (note 11)                                                 --                 --             22,525
                                                                         ----------            -------            -------
                     Operating loss                                        (101,382)           (21,300)           (52,079)

Interest income                                                                 475                794              1,177
Interest expense                                                             (1,083)              (311)              (353)
Other income (expense), net                                                     448                (85)               134
                                                                         ----------            -------            -------
                     Loss before income taxes                              (101,542)           (20,902)           (51,121)

Income taxes (note 7)                                                            --                 --                 --
                                                                         ----------            -------            -------
                     Net loss                                            $ (101,542)           (20,902)           (51,121)
                                                                         ==========            =======            =======
Basic and diluted net loss per common share                              $    (2.78)             (0.57)             (1.58)
                                                                         ==========            =======            =======
Weighted average shares outstanding                                          36,580             36,527             32,328
                                                                         ==========            =======            =======


See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                        (Amounts and shares in thousands)


                                                                                           NOTES
                                                                                        RECEIVABLE
                                                  COMMON STOCK  ADDITIONAL               AND ACCRUED  TREASURY STOCK     TOTAL
                                                 --------------   PAID-IN  ACCUMULATED INTEREST FROM  --------------  SHAREHOLDERS'
                                                 SHARES  AMOUNT  CAPITAL    DEFICIT     SHAREHOLDER   SHARES  AMOUNT     EQUITY
                                                 ------  ------  --------- ----------- ------------   ------  ------   -----------
Balance, December 31, 1995                       17,661   $  18     87,608      (53,968)    (3,630)      (112)   $(539)     29,489
Issuance of common stock:
   Acquisition of Healthdyne, Inc.               17,007     170    182,826           --         --         --       --     182,996
   Exercise of options                              839       7      4,298           --         --         --       --       4,305
   Employee Stock Purchase Plan                      33      --        214           --         --         --       --         214
   Conversion of subordinated debentures              9      --         43           --         --         --       --          43
   Acquisition of National Reproductive
     Medical Center, Inc.                           899       9      7,112           --         --         --       --       7,121
Payment on debt resulting from acquisition of
   minority interest in partnerships                 40      --        335           --         --         --       --         335
Change in par value of common stock                  --     159       (159)          --         --         --       --          --
Purchase of treasury stock                           --      --         --           --         --        (43)    (420)       (420)
Cancellation of treasury stock                     (155)     --       (959)          --         --        155      959          --
Payment on note receivable from officers             --      --         --           --        350         --       --         350
Accrued interest on shareholder notes                --      --         --           --       (134)        --       --        (134)
Net loss                                             --      --         --      (51,121)        --         --       --     (51,121)
                                                 ------   -----    -------     --------     ------       ----    -----    --------
Balance, December 31, 1996                       36,333     363    281,318     (105,089)    (3,414)        --       --     173,178

Issuance of common stock:
   Exercise of options                              500       5      1,471           --         --         --       --       1,476
   Employee Stock Purchase Plan                     111       1        454           --         --         --       --         455
   Conversion of subordinated debentures              3      --         15           --         --         --       --          15
Purchase and cancellation of treasury stock        (156)     (1)      (931)          --         --         --       --        (932)
Accrued interest on shareholder notes                --      --         --           --       (121)        --       --        (121)
Net loss                                             --      --         --      (20,902)        --         --       --     (20,902)
                                                 ------   -----    -------     --------     ------       ----    -----    --------
Balance, December 31, 1997                       36,791     368    282,327     (125,991)    (3,535)        --       --     153,169

Issuance of common stock:
   Exercise of options                              121       1        272           --         --         --       --         273
   Employee Stock Purchase Plan                     121       1        364           --         --         --       --         365
   Conversion of subordinated debentures              3      --         13           --         --         --       --          13
Purchase and cancellation of treasury stock        (626)     (6)    (2,391)          --         --         --       --      (2,397)
Net loss                                             --      --         --     (101,542)        --         --       --    (101,542)
                                                 ------   -----    -------     --------     ------       ----    -----    --------

Balance, December 31, 1998                       36,410   $ 364    280,585     (227,533)    (3,535)        --    $  --      49,881
                                                 ======   =====    =======     ========     ======       ====    =====    ========


See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                YEARS ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1998        1997        1996
                                                             ---------    -------    -------
Cash flows from operating activities:
    Net loss                                                 $(101,542)   (20,902)   (51,121)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Asset impairment                                     82,885          --         --
          Acquired in-process research and development          2,482          --         --
          Depreciation and amortization                        33,345      41,944     34,263
          Provision for doubtful accounts                       6,662       6,599      7,591
          Other, net                                              146         218      1,500
          (Increase) decrease in:
            Trade accounts receivable                          (7,230)    (16,770)    (8,598)
            Inventories                                          (611)       (221)     1,230
            Prepaid expenses and other current assets            (957)       (547)     3,582
            Other assets                                       (2,398)         14      1,469
          Increase (decrease) in:
            Accounts payable                                    3,227        (774)     2,388
            Accrued and other liabilities                     (11,078)     (8,894)    (3,127)
                                                              -------     -------    -------
               Net cash provided by (used in)
                   operating activities                         4,931         667    (10,823)
                                                              -------     -------    -------
Cash flows from investing activities:
    Short-term investments                                      8,997       5,854     15,656
    Acquisition of businesses, net of cash acquired           (17,370)       (249)    (3,981)
    Investment in affiliated companies                         (4,587)         --         --
    Purchases of property and equipment                        (5,942)     (2,529)    (3,868)
    Proceeds from disposal of property and equipment               --          14      4,261
                                                              -------     -------    -------
               Net cash (used in) provided by
                    investing activities                      (18,902)      3,090     12,068
                                                              -------     -------    -------

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                YEARS ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1998        1997        1996
                                                             ---------    -------    -------
Cash flows from financing activities:
    Borrowings under credit agreement, net                   $ 16,659          --         --
    Proceeds from issuance of debt                                781          --      1,542
    Principal repayments of debt and obligations
       under capital leases                                    (1,627)     (2,369)    (4,501)
    Proceeds from issuance of common stock                        638       1,931      4,519
    Purchase of treasury stock                                 (2,397)       (932)      (420)
    Other, net                                                    (60)       (231)       123
                                                             --------     -------    -------
          Net cash provided by (used in)
             financing activities                              13,994      (1,601)     1,263
                                                             --------     -------    -------
          Net increase in cash and cash equivalents                23       2,156      2,508

Cash and cash equivalents at beginning of year                  9,086       6,930      4,422
                                                             --------     -------    -------

Cash and cash equivalents at end of year                     $  9,109       9,086      6,930
                                                             ========     =======    =======
Supplemental disclosures of cash paid for:
    Interest                                                 $  1,161         311        382
                                                             ========     =======    =======

    Income taxes                                             $     10          --         --
                                                             ========     =======    =======
Supplemental disclosures of noncash investing and
    financing activities:
       Common stock issued for payment on debt
          resulting from acquisition of minority
          interest of partnerships                           $     --          --        335
                                                             ========     =======    =======

       Equipment acquired under capital lease obligations    $    707          --        292
                                                             ========     =======    =======


See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


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

              The Company is a nationwide provider of specialized obstetrical home healthcare, home pregnancy monitoring, and risk assessment services which assist physicians and payors in the management of high-risk pregnancies and numerous other obstetrical and gynecological conditions. The Company also provides diagnosis and treatment of fertility disorders. During 1998, Matria established itself as a diversified provider of disease management. The Company expanded its existing diabetes-in-pregnancy program to include the general diabetes population. In July 1998, the Company acquired Quality Diagnostic Services, Inc. ("QDS") and entered the cardiovascular disease management market. In October 1998, the Company entered the respiratory disease management market by signing a licensing agreement with National Jewish Medical Research Center ("National Jewish") that gives Matria exclusive rights to market the comprehensive asthma and chronic obstructive pulmonary disease ("COPD") management programs developed by National Jewish.

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

       (C)    REVENUES AND ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS

              Revenues are generated from the Company's own patient service centers and fees from patient service operations managed by the Company. Revenues are recognized as the related services are rendered and are net of contractual allowances and related discounts. A significant portion of the Company's revenues are billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of the Company's trade accounts receivable is susceptible to changes in third-party reimbursement policies.

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

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996



       (D)    CONCENTRATION OF CREDIT RISK

              Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable from third-party payors. The collectibility of accounts receivable from third-party payors is directly affected by conditions and changes in the insurance industry and governmental programs, which are taken into account by the Company in computing and evaluating its allowance for uncollectible accounts.

       (E)    CASH AND CASH EQUIVALENTS

              Cash and cash equivalents consist of cash and interest-bearing deposits. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (F)    SHORT-TERM INVESTMENTS

              Short-term investments consist of United States Government and municipal bonds. Under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its short-term investments as trading securities which are carried at fair value with any unrealized gains and losses included in earnings. Unrealized gains (losses) of $51, $67, and $(131) are included in the consolidated statements of operations for the years ended December 31, 1998, 1997, and 1996, respectively.

       (G)    INVENTORIES

              Inventories, which consist primarily of drugs and patient supplies, are stated at the lower of cost (first-in, first-out) or market (net realizable value).

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

       (I)    INTANGIBLE ASSETS

              A summary of intangible assets follows:

                                                                DECEMBER 31,
                                                           --------------------
                                                             1998       1997
                                                           --------    --------
                  Goodwill                                 $ 11,150     172,239
                  Other intangible assets                     5,723       8,540
                                                           --------     -------
                                                             16,873     180,779
                  Less accumulated amortization                 612      68,630
                                                           --------     -------

                             Total                         $ 16,261     112,149
                                                           ========     =======

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


              Intangible assets consist of goodwill and other intangible assets. Goodwill is being amortized using the straight-line method over periods ranging from 5 to 15 years. At each balance sheet date, the Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds (see note 3).

              Other intangible assets consist of customer lists, trade names, work force, purchased software, and covenants not to compete. These costs are being amortized on a straight-line basis over periods ranging from 4 to 15 years.

       (J)    LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

              The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets (see note 3). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (K)    STOCK OPTION PLANS

              Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123 (see note 8).

       (L)    INCOME TAXES

              The Company accounts for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and credit carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


              Investment and research and experimental tax credits are accounted for by the flow-through method.

       (M)    NET LOSS PER SHARE OF COMMON STOCK

              On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options, determined using the treasury stock method. The computation of diluted net loss per share of common stock was antidilutive in each of the periods presented; therefore, the amounts reported for basic and diluted are the same.

       (N)    COMPREHENSIVE INCOME

              On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income generally includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. There was no impact on the Company's consolidated financial statements with the adoption of SFAS 130 as the Company has no elements of comprehensive income other than net income
              (loss).

       (O)    SEGMENT REPORTING

              On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders (see note 15).

       (P)    RECLASSIFICATIONS

              Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to presentations adopted in 1998.

(2)    ACQUISITIONS

       On July 21, 1998, Matria purchased certain assets of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company, a Georgia corporation and wholly owned subsidiary of Endeavor Technologies, Inc., subsequently named WebMD, for $17,000 in cash with potential additional payments contingent on QDS's revenues reaching certain levels in 1999. The assets purchased include intellectual property, accounts receivable, and contract rights. The acquisition was accounted for in accordance with the purchase method of accounting with the results of operations of the business acquired included in the consolidated financial statements from the effective date of the acquisition, July 1, 1998. The acquisition resulted in acquired in-process research and development of $2,482;

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


       intangibles of $3,846, including customer lists, noncompete agreements, trade names, and work force; and goodwill of $8,029, which is being amortized over 15 years. Any additional payments made will be accounted for as additional goodwill and amortized over the remaining life of the assets. In connection with the acquisition, the Company made a $2,010 preferred stock investment in WebMD.

       Unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 as if QDS had been acquired January 1, 1997 follows:

                                                 1998            1997
                                               --------         -------
Revenues                                       $140,433         151,624
Net loss                                       (102,792)        (23,731)
Net loss per share                              (2.81)           (.65)

       As discussed in note 1(a), on March 8, 1996, Tokos and Healthdyne merged with and into Matria (the "Merger") with Tokos deemed to be the acquirer since Tokos shareholders received the majority of Matria common stock. The purchase price of Healthdyne was based upon the number of shares of Healthdyne common stock (including options to purchase shares of Healthdyne common stock) outstanding on the date the Merger was consummated and the average trading value of Tokos common stock for two trading days immediately prior to and two trading days immediately after the announcement date of the Merger. 17,007,000 shares of Matria common stock with a value of $182,996 were issued to Healthdyne shareholders. The Merger was accounted for in accordance with the purchase method of accounting with the results of operations of the business acquired included in the consolidated financial statements from the effective date of the acquisition. The acquisition resulted in purchased software of $5,000, executive noncompete agreements of $3,000, and excess of cost over net assets acquired of $149,731 which was being amortized over five years. In the third quarter of 1998, based on operating and specific market indicators, the Company determined that future undiscounted cash flows were below the carrying value of the goodwill and intangible assets related to the Merger and recorded a $74,496 asset impairment charge (see note 3).

       The purchased fair value of the net tangible assets of Healthdyne included $9,150 of estimated severance payments for Healthdyne employees resulting from the Merger, and $200 of facilities costs for patient service centers specifically identified to be closed. Accrued severance costs of $1,036 remained at December 31, 1998 and is included in accrued liabilities.

       In February 1995, Healthdyne converted a $250 note receivable from National Reproductive Medical Center, Inc. ("NRMC"), a California fertility clinic, into an 11% equity ownership in NRMC. In June 1996, the Company exercised an option to acquire the remaining ownership interest in NRMC. This acquisition was accounted for using the purchase method of accounting with the results of operations of the business acquired included in the consolidated financial statements from the effective date of the acquisition. The acquisition resulted in excess of cost over net assets acquired of approximately $15,053. In the fourth quarter of 1998, the Company determined that estimated future undiscounted cash flows were below the carrying value of its long-lived assets and recorded an $8,389 asset impairment charge (see note 3).

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996



       The following is a summary of assets acquired, liabilities assumed, and consideration paid in connection with these acquisitions:

                                                                QDS     HEALTHDYNE     NRMC
                                                             --------  ------------  --------
Fair value of assets acquired, including goodwill            $ 17,370     221,435     17,970
Cash paid for the assets acquired, net of cash acquired       (17,000)         --     (5,447)
Common stock issued for the assets acquired                        --    (182,996)    (7,121)
Acquisition costs paid                                           (370)     (3,700)      (250)
                                                             --------    --------    -------

Liabilities assumed                                          $     --      34,739      5,152
                                                             ========    ========    =======


(3)    ASSET IMPAIRMENT CHARGES

       The Company recorded a $74,496 asset impairment charge to write down goodwill and intangible assets relating to the 1996 merger of Tokos Medical Corporation and Healthdyne, Inc. in the third quarter of 1998. Due to a decrease in pre-term labor management services in 1997, the Company experienced a decline in pre-term labor management revenues. As part of its 1997 Business Assessment Plan, the Company assessed the future of this business and expected revenue growth and profits to improve in 1998 and future years. However, in 1998, revenues continued to decline due to negative market forces which impacted the business. In addition, in 1998, the Company revised its strategic plan to expand beyond maternity management. As a result, in the third quarter of 1998, the Company determined that Healthdyne Inc.'s estimated future undiscounted cash flows were below the carrying value of its long-lived assets and related goodwill. Accordingly, the Company adjusted the carrying value of Healthdyne Inc.'s long-lived assets and goodwill to their estimated fair value. The estimated fair value was based on anticipated net cash flows discounted at a rate commensurate with the risk involved. The operations of Tokos Medical Corporation and Healthdyne, Inc. are included in the Women's Health operating segment (see note 15).

       As a result of NRMC's inability to achieve improvements specified in the 1997 Business Assessment Plan, as well as continued operational issues, including the termination of the founding physician in July 1998, NRMC's net revenue declined approximately 17% in 1998, and an operating loss was incurred. As a result, in the fourth quarter of 1998, the Company determined that NRMC's estimated future cash flows were below the carrying value of its long-lived assets and related goodwill. Accordingly, the Company adjusted the carrying value of NRMC's long-lived assets and goodwill, to their estimated fair value by recording an $8,389 asset impairment charge. The estimated fair value was based on anticipated net cash flows discounted at a rate commensurate with the risk involved. The operations of NRMC are included in Other Segments (see note 15).

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


(4)    PROPERTY AND EQUIPMENT

       Property and equipment are summarized as follows:

                                                                DECEMBER 31,
                                                           --------------------
                                                             1998         1997
                                                           --------     --------
        Medical equipment                                  $ 25,923      19,608
        Machinery, equipment, and fixtures                   18,488      13,668
        Leasehold improvements                                2,692       2,416
                                                           --------     -------
                                                             47,103      35,692
        Less accumulated depreciation and amortization       30,238      23,328
                                                           --------     -------

                                                           $ 16,865      12,364
                                                           ========     =======


(5)    LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                                                          DECEMBER 31,
                                                                                        ----------------
                                                                                         1998      1997
                                                                                        ------    ------
Secured revolving line of credit, interest at the LIBOR rate plus 2.75%; outstanding principal balance plus all accrued
    but unpaid interest, payable September 2000 (see below)                             $16,659      --
Convertible subordinated debentures (net of discount of $60
    and $88 at December 31, 1998 and 1997, respectively); interest at 8%
    payable annually; maturing on December 31, 2001; convertible into the Company's common stock at
    $4.90 per share; redeemable by the Company at face value                              1,249   1,234
Unsecured, noninterest-bearing obligations incurred in
    connection with buyout of physician-owned companies;
    payable at various dates through June 1999                                              111     456
Capital lease obligations; interest ranging from 3% to 20%
    with various monthly payments and maturing at various
    dates through October 2001                                                              998     718
Note payable to equipment financing company; interest
    at 10% per annum, paid off in 1998                                                       --      99
Other debt; interest at rates ranging from approximately 6% to
    10%; payable in monthly installments through January 1999                                86      89
                                                                                        -------   -----
           Total long-term debt                                                          19,103   2,596

Less current installments                                                                   718     884
                                                                                        -------   -----

            Long-term debt, excluding current installments                              $18,385   1,712
                                                                                        =======   =====

       In September 1997, the Company entered into a secured revolving line of credit with a commercial lender. Under the terms of this credit facility, the Company can borrow up to $25,000 based upon the value of eligible collateral as defined in the credit agreement. Borrowings under this agreement bear interest, at the Company's option, of (i) the reference rate of the Bank plus 0.5% or (ii) the LIBOR rate plus 2.75% (8.25% at December 31, 1998). There were $16,659 in borrowings outstanding under this agreement at December 31, 1998. This agreement was terminated in January 1999 (see note 16).

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


       Approximate aggregate minimum annual payments due on long-term debt for the five years subsequent to December 31, 1998 are as follows:

                        1999                                  $   718
                        2000                                   16,903
                        2001                                    1,457
                        2002                                       21
                        2003                                        4
                                                              -------

                                                              $19,103
                                                              =======


(6)    ACCRUED LIABILITIES

       Accrued liabilities are summarized as follows:

                                                                                     DECEMBER 31,
                                                                                  ------------------
                                                                                   1998        1997
                                                                                  -------     ------
        Accrued salaries, wages, and incentives                                   $ 1,750      6,806
        Accrued severance                                                           1,036      2,602
        Accrued restructuring costs                                                   500        559
        Deferred revenue                                                            4,374      3,561
        Other                                                                       1,876      2,619
                                                                                  -------     ------

                                                                                  $ 9,536     16,147
                                                                                  =======     ======


(7)    INCOME TAXES

       The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets.

       Below is a reconciliation of the expected income tax benefit (based on the U.S. Federal statutory income tax rate of 35%) to the actual income taxes:

                                                                              YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                          1998           1997            1996
                                                                     -------------    -----------    ------------
        Computed expected income tax benefit                         $  (35,540)        (7,316)         (17,892)
        (Increase) decrease resulting from:
            Losses in excess of allowable carrybacks                        796            132            7,529
            Nontaxable municipal interest income                            (83)          (244)            (385)
            Nondeductible expenses                                       39,563          7,428           10,748
            Reduction in valuation allowance                             (4,624)            --               --
            Other, net                                                     (112)            --               --
                                                                     ----------       --------       ----------

                                                                     $       --             --               --
                                                                     ==========       ========       ==========

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


       At December 31, 1998, the Company had the following estimated credit and operating loss carryforwards available for Federal income tax reporting purposes to be applied against future taxable income and tax liabilities:

                                                        GENERAL         NET
                YEAR OF                                BUSINESS      OPERATING
               EXPIRATION                               CREDIT         LOSS
               ----------                             ----------     ----------
                 1999                                  $  100           523
                 2000                                      79           990
                 2001                                      97         1,537
                 2002                                      43         3,252
                 2003                                      61         2,922
                 2004                                     151         6,198
                 2005                                      --         7,137
                 2007                                      --         4,475
                 2008                                      --         7,266
                 2009                                      --        15,241
                 2010                                      --         7,182
                 2011                                      --        29,015
                 2012                                      --         1,649
                 2018                                      --         3,228
                                                       ------        ------

                                                       $  531        90,615
                                                       ======        ======

       The net operating loss carryforward of $90,615 includes deductions of approximately $19,276 related to the exercise of stock options which will be credited to additional paid-in capital when recognized. A portion of the net operating loss ($15,600) is limited, by the Internal Revenue Code
       Section 382, to an annual utilization of $2,300. The total net operating loss is limited to an annual utilization of approximately $17,000. The Company also has available alternative minimum tax (AMT) credit carryforwards of approximately $1,392 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $78,974.

       At December 31, 1998 and 1997, the Company had deferred tax assets of approximately $45,339 and $49,963, respectively, before valuation allowances. The valuation allowance is based on the likelihood that a substantial portion of the deferred tax asset will not be realized. The decrease in the valuation allowance of $4,624 during 1998 was equal to the decrease in the deferred tax asset.

                                                                     (Continued)
                                      F-15

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


       At December 31, 1998 and 1997, deferred income taxes consist of future tax benefits attributable to:

                                                                                  1998        1997
                                                                                 -------     -------
             Deferred income tax assets:
                 Allowance for doubtful accounts                                 $ 1,062       1,894
                 Accruals and reserves not deducted for tax purposes               3,167       6,490
                 Depreciation and amortization                                     6,943       8,246
                 Net operating loss carryforwards                                 31,715      30,618
                 Credit carryforwards                                              1,923       2,197
                 Contribution carryforward                                           445         518
                 Other                                                                84          --
                                                                                 -------     -------
                      Total                                                       45,339      49,963

                 Less valuation allowance                                        (45,339)    (49,963)
                                                                                 -------     -------

                      Net deferred income tax asset                              $    --          --
                                                                                 =======     =======


(8)    SHAREHOLDERS' EQUITY

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

       During 1997, the Board of Directors of the Company adopted the 1997 Stock Option Plan for key employees, officers, independent contractors, and consultants of the Company. The 1997 Stock Option Plan has three components: a stock option component, a stock bonus/stock purchase component, and a Stock Appreciation Right component. A total of 1,800,000 shares of the Company's common stock have been authorized for issuance under this Plan. The Stock Option Committee shall determine the term of each option granted under the Plan, provided, however, that the term does not exceed ten years. These options are exercisable based upon established performance goals, provided, however, that they are not exercisable in less than two years or more than four years and expire after ten years. In addition, during 1997, the Board of Directors of the Company granted nonplan options to purchase 479,150 shares of common stock to certain nonexecutive employees.

       The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS 123, requires presentation of pro forma net earnings (loss) and pro forma earnings
       (loss) per share as if the Company had accounted for its employee stock options under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair

                                                                   (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


       value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased as follows:

                                                           1998          1997       1996
                                                        ----------     -------     --------
                Net loss                                $ (102,479)    (22,530)    (52,279)
                                                        ==========     =======     =======

                Loss per share                          $ (2.80)        (.62)       (1.62)
                                                        ==========     =======     =======

       Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, and the options generally have a three-year vesting period, the pro forma effect was not fully reflected until 1998.

       The weighted average fair value of the individual options granted during 1998, 1997, and 1996 is estimated at $2.48, $3.22, and $3.03, respectively, on the date of grant. The fair values for those years were determined using a Black-Scholes option-pricing model with the following assumptions.

                                                          1998           1997        1996
                                                        --------       --------    --------
                Dividend yield                             None           None         None
                Volatility                                  50%            46%          40%
                Risk-free interest rate                   5.15%          6.25%        6.25%
                Expected life                           5 Years        5 Years      5 Years

       A summary of stock option transactions under these plans is shown below:

                                                 1998                         1997                         1996
                                       ------------------------   -------------------------    --------------------------
                                                      WEIGHTED                    WEIGHTED                      WEIGHTED
                                                      AVERAGE                      AVERAGE                       AVERAGE
                                                      EXERCISE                    EXERCISE                      EXERCISE
                                         SHARES        PRICE        SHARES         PRICE         SHARES          PRICE
                                       ---------     ---------    ---------       ---------    ----------       ---------
  Outstanding at beginning of year     2,905,383     $   6.23     3,088,501         $ 6.00       2,032,429        $5.97
  Assumed from Healthdyne
    option plans                              --           --            --             --       1,108,888         3.34
  Granted                                931,518         5.01       974,150           6.51         919,920         8.14
  Exercised                             (121,472)        2.25      (500,261)          2.95        (838,881)        4.47
  Canceled                              (490,309)        6.71      (657,007)          8.03        (133,855)        7.57
                                       ---------     --------     ---------         ------      ----------        -----

       Outstanding at end of year      3,225,120     $   5.91     2,905,383         $ 6.23       3,088,501        $6.00
                                       =========     ========     =========         ======      ==========        =====

       Exercisable at year-end         1,985,068     $   5.99     1,638,263         $ 5.61       2,262,627        $5.18
                                       ==========    ========     =========         ======      ==========        =====

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


       The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                                                  OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                 ------------------------------------------------------    -------------------------------
                                                     WEIGHTED AVERAGE       WEIGHTED                            WEIGHTED
          RANGE OF                                      REMAINING            AVERAGE                             AVERAGE
          EXERCISE                   SHARES            CONTRACTUAL          EXERCISE          SHARES            EXERCISE
           PRICE                  OUTSTANDING          LIFE (YEARS)           PRICE         EXERCISABLE           PRICE
                                 -------------      -----------------      ----------      --------------     ------------
       $.67-$5.00                   554,430                4.24               $ 3.27          434,095             $ 3.18
       $5.00-$10.00               2,659,803                7.66                 6.41        1,540,086               6.71
       $10.00-$20.00                  7,587                1.19                11.46            7,587              11.46
       $20.00-$30.00                  3,300                3.66                27.95            3,300              27.95

       EMPLOYEE STOCK PURCHASE PLAN

       The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 500,000 shares of the Company's common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee's compensation or 1,000 shares of common stock per quarter. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. During 1998, 1997, and 1996, respectively, 120,532, 110,967, and 33,357 shares of common stock were issued under the Purchase Plan. Compensation cost related to this plan determined under SFAS 123 was insignificant to the Company's consolidated statements of operations for the three years ended December 31, 1998.

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

                                                                     (Continued)
                                      F-18

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


(9)    EMPLOYEE BENEFIT PLANS

       The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company's obligation for contributions under the 401(k) plan is limited to each participant's contribution but not more than 3% of the participant's compensation. Discretionary Company contributions are allowed under the plan. Contributions to the plan for the years ended December 31, 1998, 1997, and 1996 were approximately $814, $607, and $652, respectively.

       During 1996, the Company established a nonqualified defined benefit pension plan for the benefit of a certain select group of senior management. The benefits are based on the employee's compensation during the three calendar years in which the individual's base salary is the highest and actual years of service. During 1997, the Company terminated this nonqualified defined benefit pension plan and allowed existing participants to either receive a lump-sum payment or roll over their investment into a split-dollar life insurance contract whereby the participants or their beneficiaries are entitled to the greater of the contract's cash surrender value or the contract's death benefit, less insurance premiums paid by the Company. The participants who chose the lump-sum payout were paid approximately $1,328 on January 2, 1998.

       During 1998, the Company entered into split-dollar life insurance contracts with additional members of senior management. These contracts operate in the same manner as the contracts entered into in 1997.

       On the earlier date that occurs of: (i) the date the employee reaches age 65; (ii) the date of the employee's death; or (iii) the date of termination of the employee prior to the completion of ten years of service, the Company has the right to be repaid an amount, up to the amount of premiums paid, by which the cash surrender value of the policy exceeds the employee's vested life insurance plan benefit.

       During 1998 and 1997, the Company paid $2,640 and $1,928, respectively, in insurance premiums. At December 31, 1998 and 1997, respectively, the cash value of life insurance policies was $4,425 and $1,800 and the related liability was $4,705 and $4,000. Insurance premium expense was $521 and $320 in 1998 and 1997, respectively.

(10)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company uses financial instruments in the normal course of business. The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company estimates that the carrying amounts of the Company's long-term debt approximates the fair value based on the current rates offered to the Company for debt of the same remaining maturities.

(11)   RESTRUCTURING

       During 1996, in connection with the Merger, the Company incurred restructuring charges of $22,525 related to severance costs for 278 involuntarily terminated employees in the executive, sales, clinical service, and administrative support functions. Also, lease terminations and other facilities-related exit costs arising from closing duplicate patient service centers and consolidation of two corporate

                                                                     (Continued)
                                      F-19

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


       headquarters were incurred. In addition, computer and patient service equipment was determined to be incompatible with nursing station software to be used by Matria and computer hardware and software was determined to be obsolete by adoption of new systems. Remaining accrued restructuring charges are $500 at December 31, 1998, which is current.

       A summary of the components of the 1996 restructuring charges follows:

               Employee severance                                               $ 10,750
               Relocation                                                          1,250
               Duplicate/excess facility costs                                     2,500
               Write-off of excess/obsolete equipment                              5,400
               Other                                                               2,625
                                                                                --------

                                                                                $ 22,525
                                                                                ========


(12)   COMMITMENTS

       The Company is committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 1998 are as follows:

                                                                         OPERATING       CAPITAL
               YEARS ENDING DECEMBER 31,                                  LEASES          LEASES
              --------------------------                                ----------      ----------
                   1999                                                 $   6,563           601
                   2000                                                     4,814           293
                   2001                                                     4,152           232
                   2002                                                     3,514            15
                   2003                                                       956             4
                   2004 and thereafter                                        948            --
                                                                        ---------        ------

                                                                        $  20,947         1,145
                                                                        =========
                   Less interest                                                           (147)
                                                                                         ------
                        Present value of future minimum
                           capital lease payments                                        $  998
                                                                                         ======

       Amortization of leased assets is included in depreciation expense.

       Rental expense for cancelable and noncancelable leases was approximately $6,500, $6,100, and $5,200 for the years ended December 31, 1998, 1997, and 1996, respectively.

(13)   CONTINGENCIES

       The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated balance sheet, results of operations, or liquidity.

                                                                     (Continued)
                                      F-20

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


       In March 1997, Adeza Biomedical Corporation ("Adeza") initiated litigation against the Company alleging that the Company breached the Exclusive Marketing Agreement, dated as of December 31, 1991, as amended (the "Agreement") between the Company and Adeza under which the Company was granted the exclusive marketing rights to Adeza's fetal fibronectin immunoassay test ("fFN"). On March 3, 1998, the Company settled its dispute with Adeza. Under the terms of the settlement, the Company agreed to relinquish its rights under the Agreement and its equity interest in Adeza in exchange for a right to recoup a portion of its investment in Adeza and the product, based on future sales of fFN. The Company continued to distribute fFN during a transition period which ended on August 31, 1998.

       A complaint was filed on February 1, 1995 by The Lindner Fund, Inc. in the Eastern District of Missouri against Healthdyne and its former subsidiary, Home Nutritional Services, Inc. ("HNS"), and alleged that The Lindner Fund would not have sold its investment in HNS on February 8, 1994 had Healthdyne and HNS disclosed the potential sale of HNS. Damages were requested in the amount of $1,051, representing the aggregate difference between the price received upon the sale of such stock by The Lindner Fund and the $7.85 per share price paid by W. R. Grace & Co. on April 6, 1994 for HNS. On December 30, 1998, the Company agreed to settle the suit for a nominal amount.

(14)   QUARTERLY FINANCIAL INFORMATION - UNAUDITED

       Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 1998 and 1997.

                                                                               QUARTER
                                                   --------------------------------------------------------------
                                                     FOURTH             THIRD            SECOND           FIRST
                                                   -----------        ---------        ----------      ----------
       1998:
         Revenues                                  $  34,817           34,107            33,473           32,818
         Net loss                                    (6,443)          (84,156)           (5,295)          (5,648)
         Net loss per common share                    (.18)            (2.31)             (.14)            (.15)

       1997:
         Revenues                                  $  37,101           36,540            36,362           34,530
         Net loss                                    (4,141)           (4,898)           (5,516)          (6,347)
         Net loss per common share                    (.11)             (.13)             (.15)            (.17)


(15)   BUSINESS SEGMENT INFORMATION

       The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately, and the Company evaluates performance based on operating earnings of the respective business unit.

       The Company's operations have been classified into two reportable business segments, Women's Health and Cardiovascular. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education and management; home uterine contraction monitoring; infusion therapy; gestational diabetes management; and other monitoring and clinical services as prescribed by

                                                                     (Continued)

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


       the patient's physician. The Cardiovascular segment provides cardiac event monitoring, holter event monitoring and pace maker follow-up services. The Other Segments include three business segments that are below the quantitative threshold for disclosure: respiratory disease management; infertility services; and clinical record software and services.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales and operating earnings (loss) by business segment excludes interest income, interest expense, and corporate expenses.

       Summarized financial information by business segment follows:

                                                          REVENUES                   OPERATING EARNINGS (LOSS)
                                                --------------------------------   ----------------------------------
                                                   1998        1997       1996        1998         1997        1996
                                                ----------  ---------  ---------   ----------  ---------  ---------
       Women's Health                           $  115,147    128,489    122,261      (8,584)   (12,924)    (23,367)
       Cardiovascular                                6,644         --         --      (1,136)        --          --
       Other Segments                               13,424     16,044      8,545      (4,917)    (3,871)     (2,540)
                                                ----------  ---------  ---------   ----------  --------   ---------
                Total segments                     135,215    144,533    130,806     (14,637)   (16,795)    (25,907)

       General corporate                                --         --         --      (3,860)    (4,505)     (3,647)
       Asset impairment charges (note 3)                --         --         --     (82,885)        --          --
       Restructuring expenses                           --         --         --          --         --     (22,525)
       Interest income (expense), net                   --         --         --        (608)       483         824
       Other income (expense), net                      --         --         --         448        (85)        134
                                                ----------  ---------  ---------   ---------   --------   ---------

                Consolidated revenues and
                  loss before income taxes      $  135,215    144,533    130,806    (101,542)   (20,902)    (51,121)
                                                ==========  =========  =========   =========   ========   =========


                                                      IDENTIFIABLE ASSETS           DEPRECIATION AND AMORTIZATION
                                                --------------------------------   --------------------------------
                                                   1998        1997       1996        1998        1997       1996
                                                ----------  ---------  ---------   ---------     ------    --------
       Women's Health                           $   57,011    150,627    176,464      29,150     38,151      32,110
       Cardiovascular                               14,383         --         --       1,054         --          --
       Other Segments                                6,582     17,084     18,725       3,041      3,664       2,005
       General corporate                            19,058     23,421     27,999         100        129         148
                                                ----------  ---------  ---------   ---------    -------    --------

                Consolidated assets, deprecia-
                  tion, and amortization        $   97,034    191,132    223,188      33,345     41,944      34,263
                                                ==========  =========  =========   =========   ========    ========


                                                                                        CAPITAL EXPENDITURES
                                                                                   --------------------------------
                                                                                      1998        1997        1996
                                                                                   ----------   -------    --------
       Women's Health                                                              $   2,828      1,460       1,743
       Cardiovascular                                                                  1,912         --          --
       Other Segments                                                                    406        298       1,779
       General corporate                                                                 796        771         346
                                                                                   ----------   -------    --------

                Consolidated capital expenditures                                  $   5,942      2,529       3,868
                                                                                   =========    =======    ========

       The Company's revenues from outside the United States were less than 1% of total revenues. No single customer accounted for 10% of consolidated net revenue in 1998, 1997, or 1996.

                                                                     (Continued)
                                      F-22

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1998, 1997, and 1996


(16)   SUBSEQUENT EVENTS

       Effective January 1, 1999, the Company completed an acquisition of substantially all of the assets of Gainor Medical Management, L.L.C. ("Gainor Medical"), for a purchase price of approximately $130 million. The acquisition will be accounted for under the purchase method of accounting and will result in goodwill of approximately $137 million. The acquisition agreement also provides for additional contingent purchase price of up to $35 million based on 1999 financial performance. The assets acquired included the outstanding capital stock of and membership interests and other equity interests in the subsidiaries of Gainor Medical.

       At the closing of the transaction, the Company paid $83.8 million of the purchase price in cash, assumed approximately $1.2 million in debt and issued $45 million in redeemable preferred stock and warrants of the Company. The transaction also included a cash adjustment payable by the Company of approximately $6.6 million, one-half of which was paid at the closing and the remaining one-half of which is payable on April 1, 1999. If earned, the contingent purchase price is payable by the issuance of subordinated notes in the year 2000.

       The cash portion of the purchase price was financed partially through a $125 million five-year bank credit facility, which the Company entered into in January 1999. The credit facility consists of an $80 million term loan facility and a $45 million revolving credit facility. Borrowings under this agreement bear interest at the LIBOR rate plus 1.5% to 2.5%.

       In January 1998, the Company converted a $250 note receivable from Diabetes Management Systems, Inc. ("DMS") and paid $500 cash to acquire a 10% equity interest in DMS. During 1998, the Company made advances to fund the working capital of DMS totaling $1,335. In January 1999, the Company converted the notes receivable for these advances and paid cash of $6,500 to acquire the remaining equity interests of DMS. The acquisition will be accounted for using the purchase method of accounting. Results of operations of this business will be included in the Company's consolidated results of operations effective January 1, 1999. DMS had revenues of $9,900 and operating losses of $969 in the 12-month period ended December 31, 1998 (unaudited). Included in DMS 1998 revenues were $1,700 of sales to the Company.

       The following unaudited pro forma consolidated results of operations are presented as if the Gainor Medical acquisition had been made at the beginning of the periods presented. The effect of the DMS acquisition is not significant and, accordingly, has been excluded from the pro forma presentation:

                                                                       1998             1997
                                                                    -----------       --------
                      Revenues                                       $ 213,615        185,413
                      Net loss                                        (107,255)       (32,871)
                      Net loss available to common shareholders       (110,455)       (36,071)
                      Net loss per common share                          (3.02)         (0.99)

       The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill and interest expense on acquisition debt, together with related income tax effects. The unaudited pro forma amounts are not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.