Form 10-K/A
period 1998-12-31
MATRIA HEALTHCARE INC
filed 1999-04-30
CIK 1007228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1




    X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
---------  Exchange Act of 1934
           For the fiscal year ended December 31, 1998 or

---------  Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the transition period from _______________ to ________________


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

The Registrant hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of the incorporation thereof by reference from the Registrant's definitive proxy statement for its Annual Meeting of Shareholders.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As contemplated by the agreement pursuant to which Matria Healthcare, Inc. (the "Company" or "Matria") acquired substantially all of the assets of Gainor Medical Management, L.L.C., the Board of Directors was expanded from seven (7) to nine (9) directors on January 19, 1999 in order to elect Mark J. Gainor and Rod F. Dammeyer to the Board effective upon the closing of the Company's acquisition. Mr. Gainor was elected as a Class II Director for a term expiring in 2000. Mr. Dammeyer was elected as a Class I Director for a term expiring at the 1999 Annual Meeting. Also as contemplated by the acquisition agreement, Mr. Dammeyer has been nominated for re-election as a director for a term expiring in 2002.

         Under the Company's Certificate of Incorporation, the Board is divided into three classes, with approximately one-third of the directors standing for election each year. The three nominees for election this year are Donald R. Millard, Rod F. Dammeyer and Carl E. Sanders. Each has consented to serve for an additional term. If any director is unable to stand for election, the Board may, by resolution, provide for a lesser number of directors or designated substitute. In the latter event, shares represented by proxies may be voted for a substitute director.

         The names of the current directors and executive officers, their ages as of April 1, 1999 and certain other information about them are set forth below.

         PARKER H. PETIT, age 59, has served as Chairman of the Board of the Company since the formation of the Company through the merger (the "Merger") of Tokos Medical Corporation and Healthdyne, Inc. ("Healthdyne") on March 8, 1996 (the "Merger Date"). In addition, he served as a member of the three-person Office of the President during the period in 1997 preceding the election of Donald R. Millard as President and Chief Executive Officer of the Company. Mr. Petit was the founder of Healthdyne and served as its Chairman of the Board of Directors and Chief Executive Officer from 1970 until the Merger. Mr. Petit is also Chairman of the Board of Directors of HIE, Inc. and a director of ASA Holdings, Inc., Intelligent Systems, Inc., Norrell Corporation and Logility, Inc.

         DONALD R. MILLARD, age 51, has served as a director of the Company and as President, Chief Executive Officer and Chief Financial Officer since October 20, 1997, and prior thereto served as Senior Vice President-Finance, Chief Financial Officer and Treasurer of the Company since the Merger Date. Mr. Millard served as Vice President-Finance and Chief Financial Officer of Healthdyne from July 1987 to March 1996 and, in addition, was Treasurer of Healthdyne from March 1990 to March 1996. Mr. Millard is also a director of Coast Dental Services, Inc.

         FRANK D. POWERS, age 50, has served as Executive Vice President of the Company since the Merger Date and also has served as a member of the Board and as Chief Operating Officer since October 20, 1997. Prior thereto, he served as President of Healthdyne Maternity Management, a subsidiary of Healthdyne, from October 1989 until March 1996, and as President of Healthdyne's Home Care Group from November 1986 to October 1989. In addition, he was President of Healthdyne's Home Care Products Division from September 1984 to November 1986.

         ROD F. DAMMEYER, age 58, has served as a director of the Company since January 19, 1999. Mr. Dammeyer is managing partner of Equity Group Corporate Investments, a privately held investment firm. In addition, he is a director and vice-chairman of Anixter International, Inc. where he has been employed since 1985. Mr. Dammeyer is also a director of Antec Corporation, CNA Surety Corp., Inc., Grupo Azucarero Mexico, IMC Global, Inc., Jacor Communications, Inc., Stericycle, Inc., TeleTech Holdings, Inc. and Transmedia Network, Inc. He is also a trustee of Van Kampen Investments, Inc. Closed-End Funds.

         MARK J. GAINOR, age 42, has served as a director of the Company since January 19, 1999. Pursuant to a management agreement with Lucor Holdings, Inc., Mr. Gainor has served as President of the Company's diabetes management services subsidiaries since January 19, 1999. See "Certain Transactions" herein. Prior thereto he was President and Chief Executive Officer of Gainor Medical Management, L.L.C., a company founded by his father in 1969.

         CARL E. SANDERS, age 73, has served as a director of the Company since the Merger Date and previously served as a director of Healthdyne from 1986 until the Merger. Mr. Sanders, a former governor of the State of Georgia, is Chairman of Troutman Sanders LLP, an Atlanta based law firm which provides legal services to the Company. Mr. Sanders is also a director of Carmike Cinemas, Inc., Metromedia International Group, Inc., Norrell Corporation, HIE, Inc. and World Access, Inc.

         JACKIE M. WARD, age 60, has served as a director of the Company since the Merger Date. Ms. Ward is President and Chief Executive Officer of Computer Generation Incorporated, a privately-held, Atlanta based corporation engaged in designing and producing "turnkey" computer hardware and software systems for telecommunications and other specialized applications, which she founded in 1968. Ms. Ward is also a former Chairperson of the Board of Regents of the University System of Georgia and former Chairman of the Metro Atlanta Chamber of Commerce, as well as a director of SCI Systems, Inc., Trigon Healthcare, Inc., BankAmerica Corporation, Equifax, Inc. and Premiere Technologies, Inc. and a member of several other civic and government organizations.

         MORRIS S. WEEDEN, age 79, has served as a director of the Company since the Merger Date and previously served as a director of Healthdyne from 1987 until the Merger. Mr. Weeden, who is retired, was Vice Chairman - Board of Directors of Morton Thiokol Inc., a salt, chemical, household and aerospace products manufacturer, from March 1980 to December 1984. Previous positions held by Mr. Weeden include Executive Vice President of Morton Norwich Products, Inc. in charge of pharmaceutical operations, President of Morton International, a pharmaceutical division of Morton Norwich Products, Inc., and President of Bristol Laboratories, a pharmaceutical division of Bristol Myers Corp.

         FREDERICK P. ZUSPAN, M.D., age 77, has served as a director of the Company since the Merger Date and previously served as a director of Healthdyne from 1993 until the Merger. Dr. Zuspan, who has been a physician since 1951, has been Professor and Chairman Emeritus, Department of Obstetrics and Gynecology at the Ohio State University College of Medicine since July 1991 and Editor-in-Chief of the American Journal of Obstetrics and Gynecology since 1991. Dr. Zuspan was previously Professor of the Ohio State University College of Medicine from 1987 to 1991 and Professor and Chairman of the Department of Obstetrics and Gynecology at the Ohio State

University College of Medicine from 1975 to 1987, at the University of Chicago, Pritzker School of Medicine from 1966 to 1975, and at the Medical College of Georgia from 1960 to 1966.

         THORNTON A. KUNTZ, JR., age 45, has been Vice President-Administration since February 24, 1998 and previously was Vice President-Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President-Administration of Healthdyne from August 1992 to March 1996.

         ROBERTA L. MCCAW, age 43, has been Vice President-Legal, General Counsel and Secretary of the Company since April 23, 1998 and previously was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998 and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner in Tyler, Cooper & Alcorn, a Connecticut based law firm from January 1990 to July 1996.

         YVONNE V. SCOGGINS, age 49, has been Vice President, Chief Accounting Officer and Treasurer of the Company since December 15, 1997 and previously was Vice President and Controller from March 8, 1996 to December 15, 1997. Prior thereto, Ms. Scoggins was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President-Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President, Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne from February 1990 to April 1993.

                  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Act") requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the SEC regarding beneficial ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements of the Act in all instances with the exception of Form 4 Reports of Changes in Beneficial Ownership relating to (i) the purchase of common stock by Frederick
P. Zuspan, M.D. and (ii) the exercise of an option to purchase common stock by Thornton A. Kuntz, Jr.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth compensation paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") for their services in all capacities to the Company and its subsidiaries in each fiscal year during which such person served as an executive officer of the Company from the Merger Date to December 31, 1998:


                                   SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------

                                                       ANNUAL COMPENSATION
                                                       -------------------
                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                                                            AWARDS           ALL OTHER
NAME AND                                                                             SECURITIES UNDERLYING   COMPENSA-
PRINCIPAL POSITION                          YEAR     SALARY ($)       BONUS ($)           OPTIONS (#)       TION ($) (1)
-------------------------------------------------------------------------------------------------------------------------
Donald R. Millard                           1998      $367,914           $-0-               160,750        $261,324
  President and Chief Executive Officer     1997       242,302          243,452             180,000         122,061
                                            1996       170,769          40,000               30,000           4,740

Frank D. Powers                             1998       312,892            -0-                96,450         228,437
 Executive Vice President and Chief         1997       250,143          223,819             200,000         123,855
   Operating Officer                        1996       181,923            -0-                40,000           4,413

Roberta L. McCaw (2)                        1998       138,184            -0-                18,575          93,521
 Vice President - Legal, General
  Counsel and Secretary

Thornton A. Kuntz, Jr.                      1998       167,523            -0-                19,290         106,958
  Vice President-Administration             1997       150,946          95,873               17,250           4,043
                                            1996       138,519            -0-                15,000           3,657

Yvonne V. Scoggins                          1998       162,096            -0-                19,290         118,967
  Vice President, Chief Accounting Officer  1997       144,713          81,195               14,375           4,648
   and Treasurer                            1996       131,349          14,000               12,500           4,207


-------------------
(1) For 1996, represents the value of group term life insurance, officer term life insurance and the Company's matching contributions under the Company's 401(k) Profit Sharing Plan. Details of amounts reported in "All Other Compensation" column for 1997 and 1998 are provided in the table below. Effective January 1, 1997, Messrs. Millard and Powers agreed to forego vested benefits under the Company's non-qualified retirement plan in exchange for entering into a split-dollar life insurance arrangement with the Company. See "Pension Plan" herein. Effective July 1, 1998, the Company entered into split-dollar life insurance agreements with Mr. Kuntz, Ms. Scoggins and Ms. McCaw. The amounts shown below as "Split Dollar Insurance Premium Value" represent the present value of the earnings projected to accrue for the employee's benefit on the current year's insurance premium paid by the Company plus the portion of the premium paid allocable to the term life insurance provided under the policy.


ITEM                                   MR. MILLARD         MR. POWERS           MS. MCCAW           MR. KUNTZ        MS. SCOGGINS
Officer Term Life
 Insurance                1998           $5,942              $4,840               $561                $907              $1,279
                          1997            1,340                 426               N/A                  270                 648

Split Dollar Insurance
 Premium Value            1998          $250,582            $218,797             $88,160            $101,251           $112,888
                          1997           116,721             119,429              N/A                 -0-                -0-

401(k) Matching
Contributions             1998           $4,800              $4,800              $4,800              $4,800             $4,800
                          1997            4,000               4,000               N/A                 3,773              4,000

Total All Other
 Compensation             1998          $261,324            $228,437             $93,521            $106,958           $118,967
                          1997           122,061             123,855              N/A                  4,043              4,648

(2) Ms. McCaw was promoted to this position on April 27, 1998.

STOCK OPTIONS

     The following table contains information concerning the grant of stock options to the Named Executive Officers of the Company during 1998.

                                       OPTION GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------------------------
                                             INDIVIDUAL GRANTS                                       POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                                NUMBER OF        % OF TOTAL                                          ANNUAL RATES OF
                               SECURITIES       OPTIONS/SARS        EXERCISE                         STOCK PRICE APPRECI-
                               UNDERLYING        GRANTED TO            OR                            ATION FOR OPTION
                                OPTIONS/          EMPLOYEES           BASE                           TERM (2)
                                  SARS            IN FISCAL           PRICE      EXPIRATION
             NAME                GRANTED            YEAR             ($/SH)          DATE               5% ($)           10% ($)
                                 (#) (1)
------------------------------------------------------------------------------------------------------------------------------------

Donald R. Millard                160,750           20.63%            $5.25       2/24/2008            $530,748        $1,345,019

Frank D. Powers                   96,450           12.38%             5.25       2/24/2008             318,449           807,011

Roberta L. McCaw                  16,075            2.06%             5.25       2/24/2008              59,953           151,933
                                   2,500             .32%             4.375      4/23/2008

Thornton A. Kuntz, Jr.            19,290            2.47%             5.25       2/24/2008              63,690           161,402

Yvonne V. Scoggins                19,290            2.47%             5.25       2/24/2008              63,690           161,402

-------------------

(1) These options to purchase the Company's Common Stock were granted under the Company's 1997 Stock Incentive Plan (the "1997 Plan") as follows: On February 24, 1998, 160,750, 96,450, 16,075, 19,290 and 19,290 option shares, respectively, to Mr. Millard, Mr. Powers, Ms. McCaw, Mr. Kuntz and Ms. Scoggins and on April 23, 1998, 2,500 option shares to Ms. McCaw. For each option granted under the 1997 Plan, full vesting shall occur not before two years and not later than four years from the date of grant (the "Vesting Measurement Date"), based on performance vesting thresholds.

(2) Based on actual option term and annual compounding. These amounts are calculated pursuant to applicable requirements of the SEC and do not represent a forecast of the future appreciation of the Company's Common Stock.

STOCK OPTION EXERCISES

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options in 1998 and unexercised options held as of the end of the fiscal year:


                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FY - END OPTION VALUES

----------------------------------------------------------------------------------------------------------------------------
                                                                 NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN-
                                                                UNDERLYING UNEXERCISED              THE-MONEY OPTIONS AT
                                                             OPTIONS AT FISCAL YEAR END(#)         FISCAL YEAR END($) (1)
                                                             -----------------------------         ----------------------
                              SHARES      VALUE REALIZED
NAME                         ACQUIRED    (MARKET PRICE AT
                            ON EXERCISE    EXERCISE LESS
                               (#)        EXERCISE PRICE)    EXERCISABLE  UNEXERCISABLE           EXERCISABLE  UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------------

Donald R. Millard              20,000           $27,618        175,000       260,750               $26,199          -0-
Frank D. Powers                32,667            52,704        146,667       209,783                   -0-          -0-
Roberta L. McCaw                  -0-               -0-          5,312        24,888                   -0-          -0-
Thornton A. Kuntz, Jr.          4,168             2,335         35,293        32,915                 5,823          -0-
Yvonne V. Scoggins                -0-               -0-         15,522        30,643                   -0-          -0-


(1) Based on $2.875, the last sale price of the Company's Common Stock on December 31, 1998.

COMPENSATION OF DIRECTORS

         Mr. Gainor and the Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. With the exception of Mr. Gainor, Directors who are not employees of the Company ("Non-Employee Directors") receive a fee of $3,000 per quarter, plus $1,000 for each Board meeting attended and $750 for each Committee meeting attended on a day other than a Regular Meeting of the Board, and are reimbursed for any travel expenses incurred. In lieu of the above retainer and meeting fees, Mr. Petit is paid a fee of $37,500 per quarter for his services as Chairman of the Board. In addition, under the 1996 Directors' Non-Qualified Stock Option Plan, all Non-Employee Directors other than Mr. Gainor are entitled to receive an initial grant of options to purchase 5,000 shares of the Company's Common Stock and at each annual meeting of stockholders after their first full year serving as a director, an additional grant of options to purchase 10,000 shares of Common Stock. The option price for all such options is the fair market value of the underlying Common Stock on the date of grant. Options have a ten year term and vest monthly over 12 months. In addition, with the exception of Mr. Petit, each of the Non-Employee Directors who served during 1998 were awarded non-plan options to purchase 20,000 shares of Common Stock. Mr. Petit received an award of options to purchase 60,000 shares of Common Stock under the Company's 1997 Stock Incentive Plan. The option price for these options was $5.25 per share, which was the fair market value of the underlying Common Stock on the date of grant. These options also have a ten year term and vest monthly over 12 months.

SEVERANCE AGREEMENTS

         At its meeting on April 27, 1999, the Board authorized the Company to enter into severance agreements with Mr. Millard, Mr. Powers and Ms. Scoggins. Although formal agreements have yet to be finalized, the arrangement approved by the Board contemplates a lump sum severance payment to the executive in the event that the executive's employment is involuntarily terminated for reasons other than the executive's death, disability or "cause" (defined as certain acts of criminal or civil fraud), or if the executive voluntarily terminates employment for "good reason" (defined as failure to be reelected as an officer of the Company, reduction in base salary, discontinuance of certain incentive or stock option plans or actions materially adversely affecting the executive's participation therein, or failure to honor earned and accrued vacation balances). The severance payment would be in an amount equal to 2 times the executive's annual base salary and targeted base bonus as of the date of the agreement (the "Severance Amount"). Mr. Powers also would be entitled to a lump sum severance payment if he voluntarily terminates his employment without "good reason" at any time after the first year of the agreement. In such case, the severance payment would be equal to the Severance Amount less the amount of any gain accruing to Mr. Powers after the date of the agreement with respect to stock options granted to him by the Company (whether the grant date is before or after the date of the agreement) through the earlier of the date of exercise or the date of expiration of the option. In addition, in circumstances in which an executive is entitled to a severance payment, the executive also will be entitled to receive, for a period of 2 years after the date of termination, life, disability and health insurance coverage, automobile allowances and other fringe benefits equivalent to those in effect at the date of termination of employment. The agreement will require the executive to comply with certain covenants, which preclude the executive from competing with the Company or soliciting customers or employees of the Company for a period of 2 years following termination of employment.

         Also at its April 27, 1999 meeting, the Board approved change in control severance agreements for Mr. Millard, Mr. Powers and Ms. Scoggins. Although formal agreements have yet to be finalized, the arrangement approved by the Board contemplates that if the executive's employment with the Company terminates following the consummation of a "change in control" for reasons other than the executive's death, disability or retirement, or by the Company for "cause" (as defined in the preceding paragraph), or if the executive terminates employment for "good reason" (which is defined to include the reasons set forth in the preceding paragraph as well as other reasons, such as a reduction in powers and responsibilities or an adverse change in title), the executive may elect to receive, in lieu of any severance payments provided in the agreement described above, a lump sum severance payment equal to 3 times the executive's annual base salary and targeted base bonus as of the date of the agreement. In addition, such executive shall be entitled to receive, for a period of 3 years after the date of termination, all life, disability and health insurance coverage, automobile allowances and other fringe benefits equivalent to those in effect at the date of termination and will be entitled to receive additional amounts, if any, relating to any excise taxes imposed on the executive as a result of Section 280(g) of the Internal Revenue Code of 1986, as amended
(the "Code"). The agreement will require the executive to comply with certain covenants, which preclude the executive from competing with the Company or soliciting customers or employees of the Company for a period of 3 years following termination of employment.

                  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is responsible for executive compensation decisions as described above. During 1998, the Compensation Committee consisted of Morris S. Weeden and Frederick P. Zuspan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as to the beneficial ownership of shares of the Company's Common Stock as of March 12, 1999 by (i) all stockholders known by the Company to be the beneficial owners of more than five percent of its Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer (as hereinafter defined), and
(iv) all executive officers and directors as a group. Unless otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares beneficially owned by them.


                                                                  AMOUNT AND NATURE                             PERCENT
NAME OF BENEFICIAL OWNER                                     OF BENEFICIAL OWNERSHIP (1)                     OF CLASS (2)
-------------------------------------------------------------------------------------------------------------------------

Gainor Medical Management, L.L.C. (3)                                6,222,222                                   14.6%
Goldman, Sachs & Co. (4)                                             3,679,500                                   10.0%
Dimensional Fund Advisors, Inc. (5)                                  2,091,700                                    5.7%
Parker H. Petit (6)                                                    862,957                                    2.3%
Donald R. Millard (7)                                                  267,295                                      -
Frank D. Powers (8)                                                    241,103                                      -
Thornton A. Kuntz, Jr. (9)                                              45,846                                      -
Roberta L. McCaw (10)                                                   15,010                                      -
Yvonne V. Scoggins (11)                                                 37,083                                      -
Rod F. Dammeyer (12)                                                 6,253,890                                   14.6%
Mark J. Gainor (13)                                                  6,222,222                                   14.6%
Carl E. Sanders (14)                                                   108,667                                      -
Jackie M. Ward (15)                                                     39,171                                      -
Morris S. Weeden (16)                                                   59,167                                      -
Frederick P. Zuspan (17)                                                68,186                                      -
All current executive officers and directors
as a group (12 persons)                                              7,998,375                                   18.4%

--------------------------------------------------
-- Less than 1%

(1) Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days as well as any securities owned by such person's spouse, children or relatives living in the same house. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

(2) Based on 36,468,834 shares of Common Stock outstanding on March 12, 1998. With respect to each person in the table, assumes that such person has exercised all options, warrants and other rights to purchase Common Stock which he or she beneficially owns and which are exercisable within 60 days and that no other person has exercised any such rights.

(3) The number of shares owned is based on information contained in a report on Schedule 13D filed by Gainor Medical Management, L.L.C., Mark
         J. Gainor and Gainor Medical U.S.A. Inc. (the "Acquirers") with the Securities and Exchange Commission (the "SEC") on January 27, 1999. The Acquirers' principal business address is at 2205 Highway 42 North, P.
         O. Box 353, McDonough, Georgia 30253. Gainor Medical Management, L.L.C. sold substantially all of its assets to Matria in exchange for, among other things, a currently exercisable warrant to purchase 4,000,000 shares of Matria's common stock and 10,000 shares of Series A convertible preferred stock which is currently convertible into 2,222,222 shares of Matria's common stock. Gainor Medical U.S.A., Inc. beneficially owns 6,222,222 shares by virtue of the fact that it is the majority member of Gainor Medical Management, L.L.C. Gainor Medical U.S.A., Inc. disclaims beneficial ownership of 2,811,822 shares, the ownership of which is attributable to other members of Gainor Medical Management, L.L.C. Mr. Gainor beneficially owns 6,222,222 shares of Matria Common Stock by virtue of the fact that he owns, either directly or through his ownership of Gainor Medical U.S.A., Inc. common stock, a majority of Gainor Medical Management, L.L.C. See footnotes 12 and 13 below for a description of shares of stock disclaimed by Mr. Gainor and Rod F. Dammeyer.

(4) The number of shares owned is based on information contained in a report on Schedule 13G filed with the SEC on January 10, 1999. The address of Goldman, Sachs & Co. is 85 Broad Street, New York, New York 10004.

(5) The number of shares owned is based on information contained in a report on Schedule 13G filed with the SEC on February 11, 1999. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(6) Represents 711,290 shares owned by Mr. Petit, 52,500 shares held by Petit Investments Limited Partnership, 10,000 shares held by Petit Grantor Trust and 89,167 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(7) Represents 70,255 shares owned by Mr. Millard, 10,000 shares owned by his adult son who resides at home, 185,000 shares which are subject to purchase upon exercise of options exercisable within 60 days, and 2,040 shares issuable upon conversion of 8% Convertible Subordinated Debentures owned by Mr. Millard.

(8) Represents 81,103 shares owned by Mr. Powers and 160,000 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(9) Represents 5,553 shares owned by Mr. Kuntz and 40,293 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(10) Represents 8,698 shares owned by Ms. McCaw and 6,312 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(11) Represents 17,395 shares owned by Ms. Scoggins and 19,688 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(12) Represents 30,000 shares owned by Mr. Dammeyer and 1,668 shares which are subject to purchase upon exercise of options exercisable within 60 days. Mr. Dammeyer disclaims ownership of 6,222,222 shares owned by Gainor Medical Management, L.L.C., a company on which Mr. Dammeyer serves as a member of the Management Committee and, as such, shares voting and investment power over the securities it owns.

(13) Represents a currently exercisable warrant to purchase 4,000,000 shares and 10,000 shares of Series A convertible preferred stock which is currently convertible into 2,222,222 shares of common stock owned by Gainor Medical Management, L.L.C. Mr. Gainor is a member of the Management Committee and owns, either directly or through his ownership of Gainor Medical U.S.A., Inc. Common Stock, a controlling interest in Gainor Medical Management, L.L.C. Mr. Gainor disclaims ownership of 801,760 shares of the stock related to the warrant and 445,422 shares of the stock related to the Series A convertible preferred stock which are attributable to the owners of Gainor Medical Management, L.L.C. other than himself and companies that he controls.

(14) Represents 64,500 shares owned by Mr. Sanders and 44,167 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(15) Represents 4 shares issuable upon conversion of 8% Convertible Subordinated Debentures owned by Ms. Ward and 39,167 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(16) Represents 15,000 shares owned by Mr. Weeden and 44,167 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(17) Represents 29,019 shares owned by Dr. Zuspan and 39,167 shares which are subject to purchase upon exercise of options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Carl E. Sanders, a director of the Company, is also the Chairman of Troutman Sanders LLP, a law firm based in Atlanta, Georgia, which provided certain legal services to the Company in fiscal year 1998 and is expected to be retained by the Company in the future.

         Mr. Mark J. Gainor, a director of the Company, is also the President and Chief Executive Officer of Lucor Holdings, LLC, which entered into an agreement with the Company, effective January 19, 1999, to provide management services to the Company's diabetes supplies and services division. The agreement has a term extending through December 31, 2008, but can be cancelled by either party on 60 days' notice at the end of each calendar year during the term. Management fees during 1999 are payable at an annual rate of $800,000. Fees payable in subsequent years will be established by agreement of Lucor Holdings, LLC and the Company's Board of Directors.

         Mr. Gainor indirectly owns a controlling interest in and is the President and Chief Executive Officer of Gainor Medical Management, L.L.C. ("Gainor Medical"), and SZ Investments, L.L.C. ("SZI"), a company controlled by Mr. Sam Zell, owns a minority interest in Gainor Medical. Mr. Rod F. Dammeyer, also a director of the Company, is the managing partner of Equity Group Corporate Investments, a privately held investment firm also controlled by Mr. Zell. Both Mr. Gainor and Mr. Dammeyer serve on Gainor Medical's Management Committee.

         On January 19, 1999, pursuant to the Company's acquisition of Gainor Medical, the Company entered into a five year standstill agreement (the "Standstill Agreement") with Mr. Gainor and SZI which allows Mr. Gainor and SZI to increase their stock ownership in the Company to an aggregate of up to 35% of the Company's Common Stock, on a fully diluted basis, subject to a requirement that they refrain from any attempt to gain control of the Company during the term of the Standstill Agreement. Pursuant to this transaction, the Company amended its shareholder rights plan to permit the acquisition of shares by Mr. Gainor, SZI and their respective affiliates and permitted transferees within the limits set forth in the Standstill Agreement. The acquisition agreement related to the Gainor Medical transaction also provides for the issuance to Gainor Medical by the Company in the year 2000 of up to $35 million of contingent subordinated notes payable up to five years after issuance and bearing interest at twelve percent per annum, 8% to be paid quarterly and 4% accruing to maturity, if certain performance thresholds are achieved during 1999.

         On April 2, 1998, the Company made a loan to Mr. Petit, a director of the Company, in the principal sum of $1,036,287. The loan was repaid with interest at 6% per annum on January 1, 1999.


SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Matria Healthcare, Inc.


                                  By:      /s/ Donald R. Millard
                                      --------------------------------------
                                           Donald R. Millard, President and
                                           Chief Executive Officer

Date:  April 28, 1999