Form 10-Q
period 1999-03-31
MATRIA HEALTHCARE INC
filed 1999-05-17
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                                       Or

     _ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-20619


                             Matria Healthcare, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                   58-2205984
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


   1850 Parkway Place, 12th Floor, Marietta, Georgia    30067
     (Address of principal executive offices)        (Zip Code)

                                 (770) 767-4500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X                 NO
                            ---------               -------
The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, together with associated Common Stock purchase rights, as of April 30, 1999 was 36,537,921.

                         Part I - Financial Information
                          Item 1. Financial Statements

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                                March 31,   December 31,
  ASSETS                                                                          1999          1998
                                                                          ----------------  --------------
Current assets:
    Cash and cash equivalents ................................................   $  7,246      9,109
    Short-term investments ...................................................       --        2,859
    Trade accounts receivable, less allowances of $23,721 and $21,235 at March
       31, 1999 and December 31,
       1998, respectively ....................................................     46,735     37,311
    Inventories ..............................................................      8,377      1,699
    Prepaid expenses and other current assets ................................      2,716      4,556
                                                                                 ----------  --------
       Total current assets ..................................................     65,074     55,534
Property and equipment, less accumulated depreciation of
    $31,786 and $30,238 at March 31, 1999 and
    December 31, 1998, respectively ..........................................     19,113     16,865
Intangible assets, less accumulated amortization of $3,300
    and $612 at March 31, 1999 and December 31, 1998,
    respectively .............................................................    141,791     16,261
Deferred tax asset ...........................................................     20,000       --
Cash surrender value of life insurance .......................................      6,674      4,425
Other assets .................................................................      2,820      3,949
                                                                                ----------  --------
                                                                                 $255,472     97,034
                                                                                ----------  --------

 See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                 (Dollars in thousands except, per share amounts)
                                   (Unaudited)


                                                                                           March 31,           December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY:                                                        1999                  1998
                                                                                      -----------------       ----------------

Current liabilities:
    Current installments of long-term debt
       and obligations under capital leases                                                 $13,822               718
    Accounts payable, principally trade                                                      23,863             8,939
    Accrued liabilities                                                                      17,769             9,536
                                                                                       ------------          ---------
            Total current liabilities                                                        55,454            19,193
Long-term debt and obligations under capital leases,
    excluding current installments                                                           95,177            18,385
Other long-term liabilities                                                                   9,002             9,575
                                                                                        ------------          ---------
            Total liabilities                                                               159,633            47,153


Preferred stock, $.01 par value.  Authorized 50,000,000 shares:
     Series A convertible, redeemable; issued 10,000 shares at
            March 31, 1999; none at December 31, 1998;
            redemption value $10,000                                                        10,000              --

     Series B  redeemable;  issued 35,000 shares at
            March 31, 1999; none at December 31, 1998;
            redemption value $35,000                                                        30,672              --


Common shareholders' equity:
    Common stock, $.01 par value. Authorized 100,000,000 shares;
            issued and outstanding 36,468,834 and 36,409,544 shares
            at March 31, 1999 and December 31, 1998, respectively                              365               364
     Additional paid-in capital                                                            285,026           280,585
    Accumulated other comprehensive loss                                                      (178)               --
    Accumulated deficit                                                                   (226,511)         (227,533)
    Notes receivable and accrued interest from shareholder                                  (3,535)           (3,535)
                                                                                      ------------          ---------
           Total shareholders' equity                                                       55,167            49,881
                                                                                      ------------          ---------
                                                                                     $     255,472           97,034
                                                                                      ------------          ---------

      See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations

           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,

                                                                                          1999             1998

Revenues                                                                                $ 59,359         32,818
Cost of revenues                                                                          31,276         13,325
Selling and administrative expenses                                                       20,561         14,708
Provision for doubtful accounts                                                            1,906          1,490
Amortization of intangible assets                                                          2,599          9,147
                                                                                      ------------     ---------
             Operating earnings (loss)                                                     3,017        (5,852)
Interest income (expense), net                                                            (1,503)           18
Other income, net                                                                            157           186
                                                                                      ------------     ---------
              Earnings (loss) before income taxes                                          1,671        (5,648)
Income taxes                                                                                  -              -
                                                                                      ------------     ---------
             Net earnings (loss)                                                           1,671        (5,648)
Accretion of Series B redeemable preferred stock                                             (87)            -
Preferred stock dividend requirements                                                       (649)             -
                                                                                      ------------     ---------
             Net earnings (loss) available to common shareholders                        $   935        (5,648)
                                                                                      ------------     ---------
Net earnings (loss) per common share:
             Basic                                                                        $ 0.03         (0.15)
                                                                                      ------------     ---------
             Diluted                                                                      $ 0.03         (0.15)
                                                                                      ------------     ---------
Weighted average shares outstanding:
             Basic                                                                        36,439        36,826
                                                                                      ------------     ---------
             Diluted                                                                      36,939        36,826
                                                                                      ------------     ---------

See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows

                             (Amounts in thousands)
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                  1999          1998

Cash Flows from Operating Activities:
    Net earnings (loss) ....................................................   $   1,671       (5,648)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
            Depreciation and amortization ..................................       4,403       10,395
            Provision for doubtful accounts ................................       1,906        1,490
            Changes in assets and liabilities, net of effect of acquistions:
                 Accounts receivable .......................................      (3,003)      (3,224)
                 Inventories, prepaids and other current assets ............       2,949         (917)
                 Intangible and other noncurrent assets ....................      (2,451)        (484)
                 Accounts payable and accrued liabilities ..................      (3,932)      (5,260)
                 Accrued pension cost ......................................         180       (3,217)
                 Other current liabilities .................................         717       (2,573)
                                                                                ---------    ---------
                    Net cash provided by (used in) operating activities ....       2,440       (9,438)
                                                                                ---------    ---------
Cash Flows from Investing Activities:
    Purchases of property and equipment ....................................      (1,860)        (679)
    Sales of short-term investments ........................................       2,859        7,821
    Purchases of short-term investments ....................................         --        (1,500)
    Acquisition of businesses, net of cash acquired                              (93,019)          --
                                                                                 ---------   ---------
            Net cash provided by (used in) investing activities ............     (92,020)       5,642
                                                                                 ---------   ---------
Cash Flows from Financing Activities:
    Borrowings under credit agreement ......................................     105,000          --
     Proceeds from issuance of debt                                                 --            334
    Principal repayments of debt and capital lease obligations .............     (17,219)        (359)
    Proceeds from issuance of common stock .................................         114          201
    Other, net                                                                      --            (60)
                                                                                 ---------   ---------
                   Net cash  provided by financing activities ..............      87,895          116
                                                                                 ---------   ---------
Effect of exchange rate changes on cash and cash equivalents ...............        (178)          --
                                                                                 ---------   ---------
                   Net decrease in cash and cash equivalents ...............      (1,863)      (3,680)
Cash and cash eqivalents at beginning of period ............................       9,109        9,086
                                                                                 ---------   ---------
Cash and cash equivalents at end of period                                     $   7,246        5,406
                                                                                ---------   ---------


See accompanying notes to consolidated condensed financial statements.

                         Notes to Consolidated Condensed
                              Financial Statements

           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


1.       General

         The consolidated condensed financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the full year ending December 31, 1999.

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 1998.


2.       Net Earnings (Loss) Per Share of Common Stock

         Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and warrants, determined using the treasury stock method.


3.        Acquisitions

         Effective January 1, 1999, the Company completed the acquisition of substantially all of the assets of Gainor Medical Management, L.L.C. ("Gainor Medical"), for a purchase price of approximately $130,000. The acquisition was accounted for under the purchase method of accounting and resulted in purchased patient lists of $3,300, executive non-compete agreements of $500 and goodwill of $113,653. The acquisition agreement also provides for additional contingent purchase price of up to $35,000 based on the 1999 financial performance of the Gainor Medical businesses. The assets acquired included the outstanding capital stock of and membership interests and other equity interests in the subsidiaries of Gainor Medical. Results of its operations have been included in the Company's consolidated results of operations effective January 1, 1999. If earned, the contingent purchase price is payable by the issuance of subordinated notes in the year 2000, and would be recorded as additional goodwill when earned.

         At the closing of the transaction, the Company paid $83,758 of the purchase price in cash to the seller, assumed approximately $1,242 in debt and issued $45,000 in redeemable preferred stock and warrants of the Company. The transaction also included a cash adjustment payable by the Company of $6,573, one-half of which was paid at the closing and the remaining one-half of which is payable during the second quarter of 1999.

         As of the acquisition date of Gainor Medical, the Company had a net operating loss carry forward of approximately $90,000. In connection with this acquisition, the Company recognized a $20,000 deferred tax asset and a corresponding decrease in goodwill for the estimated tax benefits of the net operating loss carry forward to be realized in the future as a result of the acquisition.

         The cash portion of the purchase price was financed partially through a $125,000 five-year bank credit facility, which the Company entered into in January 1999 (See Note 4).

         In January 1998, the Company converted a $250 note receivable from Diabetes Management Services, Inc. ("DMS") and paid $500 cash to acquire a 10% equity interest in DMS. During 1998, the Company made advances to fund working capital of DMS totaling $1,335. In January 1999, the Company converted the notes receivable for these advances and paid cash of $6,500 to acquire the remaining equity interests of DMS. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of $10,765. Results of DMS's operations have been included in the Company's consolidated results of operations effective January 1, 1999.

         Summarized below are the unaudited pro forma results of operations of the Company for the three months ended March 31, 1998 as if the acquisitions described above and the Company's acquisition in July 1998 of Quality Diagnostic Services Inc. ("QDS") had been effective January 1, 1998. The results of operations of the 1998 and 1999 acquisitions have been included in the consolidated condensed statements of operations of the Company as of January 1, 1999 and therefore no pro forma results are presented for the three months ended March 31, 1999.

                                                             Three Months Ended
                                                                 March 31, 1998

                  Revenues                                           $ 53,387
                  Net loss                                            ( 8,437)
                  Net loss available to common shareholders             (0.23)


4.       Long Term Debt

         In January 1999, in connection with the acquisitions of Gainor Medical and DMS, the Company replaced its prior credit facility with a $125,000 five-year bank credit facility. The new facility consists of an $80,000 term loan facility, payable $6,000 in

         1999,  $12,000 in 2000,  $14,000 in 2001,  $16,000 in 2002,  $20,000 in
         2003 and $12,000 in 2004 and a $45,000 revolving credit facility. The facility, which is collateralized by accounts receivable, inventories and certain assets of the Company, provides, at the Company's option, interest at the prime rate plus .375% to 1.75% or the LIBOR rate plus 1.5% to 2.5%. The facility requires a commitment fee payable quarterly, in arrears, of .375% to .500%, based upon the unused portion. As of March 31, 1999, the total outstanding amount under this facility was $105,000 and the interest rate was 7.25%. Under this agreement, the Company is required to maintain certain financial ratios. The agreement places certain limitations on cash dividends. At March 31, 1999, the Company was in compliance with these requirements.

5.        Preferred Stock

         In  connection  with  the  purchase  of  Gainor  Medical,  the  Company designated 16,500 shares and issued 10,000 shares of 4% Series A convertible redeemable preferred stock ("Series A CRPS"), and designated 60,000 shares and issued 35,000 shares of 8% Series B redeemable preferred stock ("Series B RPS") with attached warrants to purchase 4,000,000 shares of the Company's common stock at $3.00 per share.

         The Series A CRPS is convertible at any time into 2,222,222 shares of common stock. At its option, the Company may redeem the Series A CRPS, at any time beginning two years after the acquisition date, after the 30 day moving average of the closing price of the Company's stock has exceeded $5.40 per share, at a redemption price of $1,222 per share. The Series A CRPS has a mandatory redemption feature, which requires the Company to redeem one third of the shares issued on each of the eighth, ninth and tenth anniversary dates of the original issuance date at the redemption price of $1,000 per share. Redemption may occur at the holder's request, in the event there is a change of control of the Company, as defined in the applicable shareholder agreement. Dividends are payable quarterly, in arrears, in cash or additional shares of Series A CRPS, or a combination thereof, at the option of the Company. The Series A CRPS has been recorded at the mandatory redemption value.

         At its option, the Company may redeem the Series B RPS in whole or in part at any time at the redemption price of $1,000 per share. The Series B RPS has a mandatory redemption feature which requires the Company to redeem one third of the shares issued on each of the eighth, ninth and tenth anniversary dates of the original issuance date, at the redemption price of $1,000 per share. At issuance date, the Company allocated $4,415 of the $35,000 total redemption value of Series B RPS to the fair value of the warrants issued, using a Black-Scholes option pricing model. This amount was recorded as a credit to additional paid-in capital and is being accreted over the term of the Series B RPS.

         In the event of liquidation, holders of Series A CRPS and Series B RPS are entitled to receive, from the assets available for distribution to the shareholders, an amount in cash or property at fair market value, equal to $1,000 per share plus unpaid dividends. The Company is restricted from paying dividends on the Company's common stock until all unpaid dividends on the Series A CRPS and Series B RPS are paid.

6.     Business Segment Information

       The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately, and the Company evaluates performance based on operating earnings of the respective business unit.

       As a result of the acquisitions in the last half of 1998 and the first quarter of 1999, the Company's operations have been classified into three reportable business segments, Women's Health, Diabetes Supplies and Services and Cardiovascular. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education and management; home uterine contraction monitoring; infusion therapy; gestational diabetes management; and other monitoring and clinical services as prescribed by the patient's physician. The Diabetes Supplies and Services segment has two components: diabetes disease management services and microsampling products which are products used to obtain and test small samples of bodily fluids. The Cardiovascular segment provides cardiac event monitoring, holter monitoring and pacemaker follow-up services. The Other Segments include three business segments that are below the quantitative threshold for disclosure: respiratory disease management; infertility practice management services; and clinical record software and services.

       The accounting policies of the segments are the same as those for the consolidated entity. There are no intersegment sales and operating earnings (loss) by business segment excludes interest income, interest expense, and corporate expenses.

         Summarized financial information as of and for the three-month periods ended March 31, 1999 and 1998 by business segment follows:

                                                             Revenues        Operating earnings (loss)
                                                         1999        1998       1999       1998

Women's Health                                         $26,620       29,363     2,761     (3,738)
Diabetes Supplies and Services                          25,934         --       1,437       --
Cardiovascular                                           3,690         --         782       --
Other Segments                                           3,115        3,455      (936)    (1,165)
                                                        -------      -------    ------     ------
         Total segments                                 59,359       32,818     4,044     (4,903)


General Corporate                                            --        --      (1,027)      (949)
Interest income (expense), net                               --        --      (1,503)        18
Other income (expenses), net                                 --        --         157        186
                                                        -------      -------    ------     ------
         Consolidated revenues and earnings
         (loss) before income taxes                     $ 59,359     32,818      1,671     (5,648)
                                                         -------     -------    ------     ------

                                              Indentifiable
                                                  assets
                                       March 31,       December 31,
                                         1999             1998

Women's Health                         $ 42,701          57,011
 Diabetes Supplies and Services         148,502              39
Cardiovascular                           15,774          14,383
Other Segment                             4,823           6,543
General Corporate                        43,672          19,058
                                        -------         -------
Consolidated Assets                    $255,472          97,034
                                        -------         -------



       The Company's revenues from outside the United States were less than 16% of total revenues. No single customer accounted for 10% of consolidated net revenue in either period.

7.       Recent Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which is effective for 2000, requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after adoption of SFAS No. 133.

8.       Comprehensive Income

         On  January  1,  1998,  the  Company  adopted  Statement  of  Financial
         Accounting

         Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income consists of net earnings (loss) and foreign currency translation adjustments. The statement requires only additional disclosures in the financial statements, it does not affect the Company's financial position or results of operations. Comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was $1,493 and ($5,648), respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

During 1998 and early 1999, the Company announced several strategic actions to expand its business focus beyond managing the condition of pregnancy into other disease management markets. These actions included: (i) the acquisition in July 1998 of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company; (ii) the completion of a licensing agreement in October 1998 with National Jewish Medical and Research Center ("National Jewish") to provide services in the respiratory disease management market; and (iii) the acquisition in January 1999 of the business and assets of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Services, Inc. ("DMS"), diabetes disease management companies. Disease management is an emerging healthcare sector receiving a heightened focus in the healthcare industry, and the competition in this sector is fragmented without a dominant leader. The Company's management is confident that with the successful implementation of its expansion strategies, the Company will become the dominant market leader in disease management and that these strategies will result in significant revenue growth in 1999 and beyond.

In connection with these acquisitions, the Company acquired intangible assets that are being amortized over various useful lives from 5-15 years. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Report on Form 8-K/A filed on April 5, 1999 as filed with the Securities and Exchange Commission. As a result of the 1998 and 1999 strategic actions and acquisitions, the historical results of operations are not indicative of the results that will be achieved by the Company during future periods.

Results of Operations

Revenues increased $26.541 million or 80.9% in the three-month period ended March 31, 1999 as compared to the same period in 1998 primarily due to the acquisitions of Gainor Medical and DMS, the businesses that are included in the Diabetes Supplies and Services segment, and QDS, the business that is included in the Cardiovascular segment. Revenues for the Diabetes Supplies and Services and Cardiovascular segments were $25.934 million and $3.690 million, respectively, in the first quarter of 1999. These increases were partly offset by a 9.3% decline in revenues for the Company's Women's Health segment relating to the decline in prescriptions for preterm labor management services and to a decrease in revenues resulting from the termination of marketing rights of the fetal fibronectin immunoassay test effective August 31, 1998.

Cost of revenues as a percentage of revenues increased to 52.7% for the three-month period ended March 31, 1999 from 40.6% for the same period in 1998. This increase resulted primarily from the acquisition of Gainor Medical where cost of revenues is 70.0%. Approximately 48% of the revenues of Gainor Medical are from the sales of microsampling products, which have a higher cost of revenues than the service related businesses of the Company.

Selling and administrative expenses as a percentage of revenues decreased to 34.6% for the three-month period ended March 31, 1999 from 44.8% for the same period in 1998 due to economies of scale achieved as a result of the Company's acquisitions of Gainor Medical, QDS, and DMS.

The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues for the Women's Health and Cardiovascular segments was 5.5% and 5.0% for the three-month periods ended March 31, 1999 and 1998, respectively. The provision for doubtful accounts as a percentage of revenues in the Diabetes Management segment was approximately 1% in the first quarter of 1999. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

Amortization of intangible assets decreased in the first quarter of 1999 as compared to the same period in 1998 due to the writeoffs of intangible assets taken in third and fourth quarters of 1998. The impact of the decrease resulting from these writeoffs was offset by the additional amortization from the intangible assets recorded as part of the acquisitions described above.

Interest expense increased in the first quarter of 1999 as compared to the same period in 1998 due to a significant increase in borrowings related to business acquisitions.

     The Company did not record a federal or state income tax provision in the first quarter of 1999 or 1998 due to the Company's operating loss carry forwards.


Liquidity and Capital Resources

As of March 31, 1999 the Company had cash and short-term investments of $7.246 million. Net cash provided by operations increased to $2.440 million for the three-month period ended March 31, 1999, compared to cash used in operating activities of $9.438 million for the same period of 1998. During 1998, cash flow from operating activities was reduced by payments of $3.130 million relating to severance costs of terminated employees, $2.587 million for performance incentives paid under the Company's management incentive plan, and $1.328 million for lump-sum payouts related to the termination of a nonqualified defined benefit pension plan.

The Company's accounts receivable days sales outstanding were 71 days as of March 31, 1999 as compared to 96 days as of December 31, 1998. The reduction is primarily due to lower days sales outstanding of the Gainor Medical businesses accounts receivable. Only 30% of those businesses' sales are reimbursed by third party and U.S. Government healthcare payors with the remaining sales being to original equipment manufacturers, corporate employers and international healthcare providers. As the sales to third party and U.S. Government healthcare providers increase, the Company believes that the days sales outstanding will increase.

The Asset Purchase Agreement for the acquisition of QDS provides for additional cash payments of up to $6.000 million contingent upon 1999 revenues of the Company's cardiac monitoring business.

The acquisition agreement for Gainor Medical provides for additional contingent purchase price of up to $35.000 million based upon 1999 financial performance of the Gainor Medical businesses. If earned, the Gainor Medical contingent purchase price is payable by the issuance of subordinated notes to the seller in the year 2000.

Capital expenditures of $1.860 million in the first quarter of 1999 relate primarily to the purchases of patient equipment to support revenue growth in the Cardiovascular segment and for the upgrade and expansion of computer information systems in all segments of the Company. The Company expects to expend approximately $10.500 million for capital items in 1999.

The Company believes that its current cash balances, expected cash flows from operations and investing activities and amounts available under the existing credit facility will be sufficient to finance its current operations.

         Year 2000 Issue

         The Year 2000 issue refers generally to the data structure and processing problem that may prevent systems from properly processing date-sensitive information when the year changes to 2000. The Year 2000 issue affects information technology ("IT") systems, such as computer programs and various types of electronic equipment that process date information by using only two digits rather than four digits to define the applicable year, and thus may recognize a date using "00" as the year 1900 rather than the year 2000. The issue also affects some non-IT systems, such as devices which rely on a microcontroller to process date information. The Year 2000 issue could disrupt a company's operations by generating erroneous data or causing system failures or miscalulations.

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

         Remediation and testing of the AS400 hardware is 100% complete, and the remediation and testing of the individual personal computers is approximately 85% complete. The Company expects the remainder of conversion and testing to be complete by July 1999.

         In the first quarter of 1999, the Company completed its review of embedded computer chips and software applications, which control certain monitoring and other equipment. Remediation efforts are expected to be minor and should be completed in the second quarter of 1999.

         In 1998, the Company spent $60,000 for software and consulting fees associated with the initial Year 2000 evaluation. Budgeted expenditures in 1999 total $100,000. The Company is primarily addressing all Year 2000 issues with current staffing levels.

         In the first quarter of 1999, the Company sent inquiries to its significant suppliers and payors concerning the Year 2000 compliance of their significant computer applications. The Company plans to send second requests during the second quarter of 1999. The responses received to date do not disclose any significant issues on non-compliance. The Company will continue to evaluate Year 2000 risks with respect to such suppliers and payors as responses are received. In that connection, it should be noted that substantially all of the Company's revenues are derived from reimbursement by third-party payors, and that the Company is dependent upon such payors' evaluation of their Year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their own Year 2000 compliance status, this could result in delays or errors in reimbursement to the Company, the effects of which could be material to the Company.

         In light of its compliance efforts and based on information currently available, the Company believes that its risk associated with problems arising from Year 2000 issues is not significant. However, because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct. The Company will continue with its assessment process as described above and, to the extent that changes in such assessment require it, will attempt to develop alternatives or modifications to its compliance plan described above. There can, however, be no assurance that such compliance plan, as it may be changed, augmented or modified from time to time, will be successful. There can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

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


         Forward-Looking Information

         This Form 10-Q contains forward-looking statements and information that are based on the Company's belief and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this report and in such other statements, are intended to identify forward-looking statements. All forward-looking statements and information in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) changes in reimbursement rates, policies or payment practices by third party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on terms currently in effect; (iv) impairment of the Company's rights in intellectual property;  (v)  increased  or  more  effective  competition;  (vi)  new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in regulations applicable to the Company or failure to comply with existing regulations; (viii) future health care or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses;
         (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xii) costs associated with Year 2000 related systems failures; (xiii) the amount of sales to third parties and U.S. Government healthcare providers, and
         (xiv) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1998. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the SEC under Federal Securities laws.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

         The Company's primary interest rate risk relates to its variable rate bank credit facility. At March 31, 1999, the Company's total variable rate long-term debt obligation was $105.000 million. A hypothetical 100-basis point change in the interest rates would result in additional interest expense of approximately $210,000 for the first quarter of 1999. There was no variable rate debt in the first quarter of 1998.

         The Company does not believe it is exposed to significant foreign exchange rate risk.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds.

         On April 27,1999, the Company entered into an Amended and Restated Rights Agreement with Sun Trust Bank, Atlanta with respect to the Company's common stock (the "Amended Rights Agreement"), incorporating a second amendment to the Rights Agreement dated January 30, 1996 (the "Rights Agreement"). The substance of the second amendment was to change the requirement that the action of a majority of the Continuing Directors (as defined in the Rights Agreement) be required with respect to certain matters to require instead the action of a majority of all Directors. In addition, the second amendment requires the affirmative action of the Board of Directors for the issuance of rights following a tender or exchange offer.

         On January 19, 1999, in connection with the Gainor Medical acquisition, the Company issued 10,000 shares of 4% Series A convertible redeemable preferred stock ("Series A Preferred Stock") and 35,000 shares of 8% Series B redeemable preferred stock ("Series B Preferred Stock") along with attached ten-year warrants to purchase 4,000,000 shares of the Company's common stock at $3.00 per share. The Series A and B Preferred stock and attached warrants were issued to Gainor Medical as part of the purchase price for the acquisition of substantially all of the assets and business of Gainor Medical. The issuance of the preferred stock and warrants was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. In addition, Gainor Medical was sophisticated and had access to information about the Company.

         The shares of Series A Preferred Stock are convertible at any time into a total of 2,222,222 shares of the Company's common stock at a rate of $4.50 per share, while the ten-year warrants allow for the purchase of the Company's common stock at $3.00 per share. For further discussion of the conversion and exercise features of the preferred stock and warrants, see "Note 5 to Consolidated Condensed Financial Statements."



Item 6.      Exhibits and Reports on Form 8-K.

(a)      Exhibits

         4 Amended and Restated Rights Agreement, dated April 27, 1999 between Matria and Sun Trust Bank, Atlanta.

         11 Statement Regarding Computation of Earnings (Loss) Per Share

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on February 3, 1999, which reported under Items 2 and 7 the consummation of the purchase of Gainor Medical Management, LLC ("Gainor Medical") and amended same by filing a Form 8-K/A on April 5, 1999 containing audited and pro forma financial information on Gainor Medical.


27.      Financial Data Schedule (for SEC purposes only)

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Matria Healthcare, Inc.


May 17, 1999                By:      /s/  Donald R. Millard
                                  Donald R. Millard
                                  Director, President, Chief Executive
                                  Officer and Chief Financial Officer
                                  (Principal Financial Officer)


                            By:   __/s/  Yvonne V. Scoggins
                                  Yvonne V. Scoggins
                                  Vice  President,  Chief  Accounting  Officer
                                  and Treasurer