Form 10-Q
period 1999-06-30
MATRIA HEALTHCARE INC
filed 1999-08-11
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     X  Quarterly  Report  pursuant  to Section  13 or 15 (d) of the  Securities
Exchange Act of 1934 for the quarterly period ended        June 30, 1999

                                       Or

 _  Transition  Report  pursuant  to Section 13 or 15 (d) of the  Securities
Exchange Act of 1934 for the transition period from            ______ to ______

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

                                    YES X NO

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, together with associated Common Stock purchase rights, as of July 31, 1999 was 36,674,934.

                         Part I - Financial Information
                          Item 1. Financial Statements

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


ASSETS                                                  June 30,    December 31,
                                                          1999           1998
                                                         --------   ------------

Current assets:
      Cash and cash equivalents......................   $ 10,242      9,109
      Short-term investments ........................       --        2,859
      Trade accounts receivable, less allowances of
      $18,945 and $21,235 at June 30, 1999 and
      December 31, 1998, respectively................     47,094     37,311
      Inventories ...................................      9,256      1,699
      Prepaid expenses and other current assets .....      3,075      4,556
                                                         --------   -------
         Total current assets........................     69,667     55,534

Property and equipment, less accumulated depreciation of
      $33,056 and $30,238 at June 30,1999 and
      December 31, 1998, respectively ...............     19,356     16,865
Intangible assets, less accumulated  amortization of
      $5,931 and $612 at June 30, 1999 and
      December 31, 1998, respectively ...............    139,791     16,261
Deferred tax asset ..................................     20,000       --
Cash surrender value of life insurance ..............      6,788      4,425
Other assets ........................................      2,727      3,949
                                                         --------   --------
                                                        $258,329     97,034
                                                         ========   ========




See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY                                                June 30,             December 31,
                                                                                     1999                   1998
                                                                                    --------             ------------

Current liabilities:

      Current installments of long-term debt
         and obligations under capital leases                                       $14,267                     718
      Accounts payable, principally trade                                            22,841                   8,939
      Accrued liabilities                                                            15,488                   9,536
                                                                                     -------                 ------
              Total current liabilities                                              52,596                  19,193

Long-term debt and obligations under capital
     leases, excluding current installments                                          97,952                  18,385
Other long-term liabilities                                                           8,525                   9,575
                                                                                     ---------              ---------
               Total liabilities                                                     159,073                 47,153

Preferred stock, $.01 par value. Authorized 50,000,000 shares:
     Series A convertible, redeemable; issued 10,000 shares at
               June 30, 1999; none at December 31, 1998;
               redemption value $10,000                                               10,000                    --
     Series B redeemable; issued 35,000 shares at
               June 30, 1999; none at December 31, 1998;
               redemption value $35,000                                               30,782                    --

Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 100,000,000 shares:
               issued and outstanding 36,606,880 and 36,409,544 shares
               at June 30, 1999 and December 31,1998, respectively                       366                   364
     Additional paid-in capital                                                      285,188               280,585
     Accumulated other comprehensive loss                                               (272)                   --
     Accumulated deficit                                                            (223,273)             (227,533)
     Notes receivable and accrued interest from shareholder                           (3,535)               (3,535)
                                                                                    ---------             ---------
               Total shareholders' equity                                             58,474                 49,881
                                                                                    ---------             ---------
                                                                                    $258,329                97,034
                                                                                    =========             =========

      See accompanying notes to consolidated condensed financial statements

                               Matria Healthcare, Inc. and Subsidiaries
                             Consolidated Condensed Statements of Operations

                    (Dollars and shares in thousands, except per share amounts)
                                              (Unaudited)

                                                                                 Three Months Ended          Six Months Ended
                                                                                       June 30,                 June 30,
                                                                                       --------                 --------
                                                                                   1999          1998         1999       1998
                                                                                 --------------------         -------------------

Revenues ........................................................................   $ 62,302      33,473     121,661      66,291

Cost of sales ...................................................................     30,462      12,799      61,738      26,124
Selling and administrative expenses .............................................     21,101      15,112      41,662      29,820
Provision for doubtful accounts .................................................      2,034       1,714       3,940       3,204
Amortization of intangible assets ...............................................      2,601       9,147       5,200      18,294
                                                                                    --------    --------    --------    --------
          Operating earnings (loss) .............................................      6,104      (5,299)      9,121     (11,151)
Interest expense, net ...........................................................     (2,070)        (24)     (3,573)         (6)
Other income, net ...............................................................          4          28         161         214
                                                                                    --------    --------    --------    --------
          Earnings (loss) before income taxes ...................................      4,038      (5,295)      5,709     (10,943)

Income taxes ....................................................................       --          --          --          --
                                                                                    --------    --------    --------    --------
           Net earnings (loss) ..................................................      4,038      (5,295)      5,709     (10,943)
Accretion of Series B redeemable preferred stock ................................       (110)       --          (197)       --

Preferred stock dividend requirements ...........................................       (800)       --        (1,449)       --
                                                                                    --------    --------    --------    --------

            Net earnings (loss) available to common shareholders ...............$      3,128      (5,295)      4,063     (10,943)
                                                                                    ========    ========    ========    ========

Earnings (loss) per common share:
          Basic .................................................................   $   0.09       (0.14)       0.11       (0.30)
                                                                                    ========    ========    ========    ========
          Diluted ...............................................................   $   0.08       (0.14)       0.11       (0.30)
                                                                                    ========    ========    ========    ========

Weighted average shares outstanding:
          Basic .................................................................     36,540      36,652      36,490      36,739
                                                                                    ========    ========    ========    ========
          Diluted ...............................................................     40,383      36,652      37,558      36,739
                                                                                    ========    ========    ========    ========


See accompanying notes to consolidated financial statements

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows

                              (Amounts in thousands)
                                    (Unaudited)
                                                                                                 Six Months Ended June 30,
                                                                                           ---------------------------------
                                                                                                1999                  1998
                                                                                                ----                  ----

Cash Flows from Operating Activities:
     Net earnings (loss)                                                                      $ 5,709             (10,943)
     Adjustments to reconcile net earnings (loss) to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                                                    8,347               20,675
               Provision for doubtful accounts                                                  3,940                3,204
               Changes in assets and liabilities, net of effect of acquisitions:
                    Accounts receivable                                                        (5,396)              (5,074)
                    Inventories, prepaids and other current assets                              1,711               (2,620)
                    Intangible and other noncurrent assets                                     (2,328)                (529)
                    Accounts payable and accrued liabilities                                   (7,627)              (8,125)
                    Accrued pension cost                                                          180               (3,037)
                    Other current liabilities                                                      76               (2,551)
                                                                                               ======               =======
          Net cash provided by (used in) operating activities                                   4,612               (9,000)
                                                                                               ------               -------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                                       (3,786)              (1,273)
     Sales of short-term investments                                                            2,859                7,935
     Purchases of short-term investments                                                            -               (1,858)
     Acquisition of businesses, net of cash acquired                                           (93,019)                   -
                                                                                               -------              -------
          Net cash provided by (used in) investing activities                                  (93,946)               4,804
                                                                                               --------             -------
Cash Flows from Financing Activities:
     Borrowings under credit agreement                                                          108,000                2,000
     Proceeds from issuance of debt                                                                 711                  781
     Principal repayments of debt and capital lease obligations                                 (17,669)                (763)
     Proceeds from issuance of common stock                                                         346                  349
     Preferred stock dividend payments                                                             (649)                   -
     Purchase of treasury stock                                                                       -               (1,866)
     Other, net                                                                                       -                  (60)
                                                                                                -------              --------
         Net cash provided by financing activities                                               90,739                   441
                                                                                                --------             --------
Effect of exchange rate changes on cash and cash equivalents                                       (272)                    -
                                                                                                --------             --------
         Net increase (decrease) in cash and cash equivalents                                      1,133              (3,755)
Cash and cash equivalents at beginning of period                                                   9,109               9,086
                                                                                                ---------            --------
Cash and cash equivalents at end of period                                                       $10,242                5,331
                                                                                                =========            ========


See accompanying notes to consolidated condensed financial statements

                         Notes to Consolidated Condensed
                              Financial Statements

           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


1.       General

         The consolidated condensed financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results for the full year ending December 31, 1999.

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 1998.


2.       Net Earnings (Loss) Per Share of Common Stock

         Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and warrants, determined using the treasury stock method, and dilutive convertible preferred shares, determined using the if-converted method.


3.        Acquisitions

         Effective January 1, 1999, the Company completed the acquisition of substantially all of the assets of Gainor Medical Management, L.L.C. ("Gainor Medical"), for a purchase price of approximately $130,000. The acquisition was accounted for under the purchase method of accounting and resulted in purchased patient lists of $3,300, executive non-compete agreements of $500 and goodwill of $114,030. The acquisition agreement also provides for additional contingent purchase price of up to $35,000 based on the 1999 financial performance of the Gainor Medical businesses. The assets acquired included the outstanding capital stock of and membership interests and other equity interests in the subsidiaries of Gainor Medical. Results of its operations have been included in the Company's consolidated results of operations effective January 1, 1999. If earned, the contingent purchase price is payable by the issuance of subordinated notes in the year 2000, and would be recorded as additional goodwill when earned.

         At the closing of the transaction, the Company paid $83,758 of the purchase price in cash to the seller, assumed approximately $1,242 in debt and issued $45,000 in redeemable preferred stock and warrants of the Company. The transaction also included a cash adjustment payable by the Company of $6,573, one-half of which was paid at the closing and the remaining one-half of which was paid during the second quarter of 1999.

         As of the acquisition date of the Gainor Medical business, the Company had a net operating loss carryforward of approximately $86,000. In connection with this acquisition, the Company recognized a $20,000 deferred tax asset and a corresponding decrease in goodwill for the estimated tax benefits of the net operating loss carryforward to be realized in the future as a result of the acquisition.

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

         Summarized below are the unaudited pro forma results of operations of the Company for the six months ended June 30, 1998 as if the acquisitions described above and the Company's acquisition in July 1998 of Quality Diagnostic Services, Inc. ("QDS") had been effective January 1, 1998. The results of operations of the 1998 and 1999 acquisitions have been included in the consolidated condensed statements of operations of the Company as of January 1, 1999 and therefore no pro forma results are presented for the six months ended June 30, 1999.

                                                           Six Months Ended
                                                              June 30, 1998
                                                     ---------------------------

     Revenues                                                          $108,604
     Net loss available to common shareholders                          (16,384)
     Net loss per common share                                            (0.45)

4.       Long Term Debt

         In January  1999,  in connection  with the  acquisitions  of the Gainor
         Medical business and DMS, the Company replaced its prior credit facility with a $125,000 five-year bank credit facility. The new facility consists of an $80,000 term loan facility, payable $6,000 in 1999, $12,000 in 2000, $14,000 in 2001, $16,000 in 2002, $20,000 in
         2003 and $12,000 in 2004 and a $45,000 revolving credit facility. The facility, which is collateralized by accounts receivable, inventories and certain assets of the Company, provides, at the Company's option, interest at the prime rate plus .375% to 1.75% or the LIBOR rate plus 1.5% to 2.5%. The facility requires a commitment fee payable quarterly, in arrears, of .375% to .500%, based upon the unused portion. As of June 30, 1999, the total outstanding amount under this facility was $108,000 and the interest rate was 7.50%. Under this agreement, the Company is required to maintain certain financial ratios. The agreement places certain limitations on cash dividends. At June 30, 1999, the Company was in compliance with these requirements.

5.        Preferred Stock

         In connection with the purchase of the Gainor Medical business, the Company designated 16,500 shares and issued 10,000 shares of 4% Series A convertible redeemable preferred stock ("Series A CRPS"), and designated 60,000 shares and issued 35,000 shares of 8% Series B redeemable preferred stock ("Series B RPS") with attached warrants to purchase 4,000,000 shares of the Company's common stock at $3.00 per share.

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

         As a result of the acquisitions in the last half of 1998 and the first quarter of 1999, the Company's operations have been classified into three reportable business segments, Women's Health, Diabetes Supplies and Services and Cardiovascular. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education and management; home uterine contraction monitoring; infusion therapy; gestational diabetes management; and other monitoring and clinical services as prescribed by the patient's physician. The Diabetes Supplies and Services segment has two components: diabetes disease management services and microsampling products, which are products used to obtain and test small samples of bodily fluids. The Cardiovascular segment provides cardiac event monitoring, holter monitoring and pacemaker follow-up services. The Other segments include three business segments that are below the quantitative threshold for disclosure: respiratory disease management; infertility practice management services; and clinical record software and services.

         The accounting policies of the segments are the same as those for the consolidated entity. There are no intersegment sales, and operating earnings (loss) by business segment excludes interest income, interest expense, and corporate expenses.

     Summarized financial information as of and for the six month periods ended June 30, 1999 and 1998 by business segment follows:


                                                               Revenues                   Operating earnings (loss)
                                                     ------------------------------    --------------------------------
                                                         1999             1998                1999            1998
                                                     --------------   -------------       -------------   -------------

Women's Health                                            $ 55,294        59,291                 6,981         (6,956)
Diabetes Supplies and Services                              52,632             -                 4,514              -
Cardiovascular                                               7,600             -                 1,493              -
Other Segments                                               6,135         7,000                (1,656)        (2,293)
                                                          --------        -------               -------        -------
         Total segments                                    121,661         66,291                11,332        (9,249)
General corporate                                                -              -                (2,211)       (1,902)
Interest income (expense), net                                   -              -                (3,573)           (6)
Other income (expenses), net                                     -                                  161            214
                                                           -------        -------                -------        ------

         Consolidated revenues and earnings
         (loss) before income taxes                     $ 121,661         66,291                   5,709        (10,943)
                                                        ==========        =======                ========       ========

                                                          Identifiable assets
                                                     ------------------------------
                                                       June 30,         December 31,
                                                         1999             1998
                                                     --------------   -------------

Women's Health                                         $  39,416          57,011
Diabetes Supplies and Services                           148,746              39
Cardiovascular                                            16,768          14,383
Other Segments                                             4,562           6,543
General Corporate                                         48,837          19,058
                                                        --------          ------

        Consolidated Assets                           $  258,329          97,034
                                                       =========          ======

       The Company's  revenues from outside the United States were approximately
       16%  of  total  revenues.   No  single  customer  accounted  for  10%  of
       consolidated net revenue in either period.

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

8.       Comprehensive Income

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income consists of net earnings (loss) and foreign currency translation adjustments. The statement requires only additional disclosures in the financial statements, it does not affect the Company's financial position or results of operations. Comprehensive income (loss) for the three and six month periods ended June 30, 1999 was $3,944, and $5,437, respectively, and for the corresponding periods in 1998 was ($5,295) and ($10,943), respectively.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

During 1998 and early 1999, the Company announced several strategic actions to expand its business focus beyond managing the condition of pregnancy into other disease management markets. These actions included: (i) the acquisition in July 1998 of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company; (ii) the completion of a licensing agreement in October 1998 with National Jewish Medical and Research Center ("National Jewish") to provide services in the respiratory disease management market; and (iii) the acquisition in January 1999 of the business and assets of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Services, Inc. ("DMS"), diabetes disease management companies. Disease management is an emerging healthcare sector receiving a heightened focus in the healthcare industry, and the competition in this sector is fragmented without a dominant leader. The Company's management believes that with the successful implementation of its expansion strategies, the Company will become the dominant market leader in disease management and that these strategies will result in significant revenue growth in 1999 and beyond.

In connection with these acquisitions, the Company acquired intangible assets that are being amortized over various useful lives from 5-15 years. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Report on Form 8-K/A filed on April 5, 1999 with the Securities and Exchange Commission. As a result of the 1998 and 1999 strategic actions and acquisitions, the historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

Results of Operations

Revenues increased $28.829 million or 86.1% and $55.370 or 83.5% in the three and six month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due to the acquisitions of the Gainor Medical business and DMS, the businesses that are included in the Diabetes Supplies and Services segment, and QDS, the business that is included in the Cardiovascular segment. Revenues for the Diabetes Supplies and Services and Cardiovascular segments were $26.699 million and $3.910 million, respectively, in the second quarter of 1999, and $52.632 million and $7.600 million for the six month period of 1999. These increases during the second quarter were partly offset by a decrease in revenues in the Women's Health segment of 4.2% and 6.7% in the three and six month periods, respectively, resulting from the termination of marketing rights of the fetal fibronectin immunoassay test effective August 31, 1998 as well as a decline in prescriptions for preterm labor management services.

Cost of revenues as a percentage of revenues increased to 48.9% and 50.7% for the three month and six month periods ended June 30, 1999 from 38.2% and 39.4% for the same periods in 1998. This increase resulted primarily from the acquisition of the the Gainor Medical business where cost of revenues was 64.9% and 67.1% for the three and six months.

Selling and administrative expenses as a percentage of revenues decreased to 33.9% and 34.3% for the three and six month periods ended June 30, 1999 from 45.1% and 45.0% for the same periods in 1998 due to economies of scale achieved as a result of the Company's acquisitions of the Gainor Medical business, QDS, and DMS.

The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health and Cardiovascular segments was 5.5% and 5.0% for the three and six month periods ended June 30, 1999 and 1998, respectively. The provision for doubtful accounts as a percentage of revenues in the Diabetes Management segment was approximately 1% in the three and six month periods of 1999. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

Amortization of intangible assets decreased in the three and six month periods ended June 30, 1999 as compared to the same periods in 1998 due to the writeoffs of intangible assets taken in the third and fourth quarters of 1998. The impact of the decrease resulting from these writeoffs was partially offset by the additional amortization of the intangible assets recorded as part of the acquisitions described above.

     Interest expense increased in the three and six month periods ended June 30, 1999 as compared to the same periods in 1998 due to a significant increase in borrowings related to business acquisitions.

     The Company did not record a federal or state income tax provision in the three or six month periods ended June 30, 1999 or 1998 due to the Company's operating loss carryforwards.


Liquidity and Capital Resources

As of June 30, 1999 the Company had cash and short-term investments of $10.242 million. Net cash provided by operations increased to $4.612 million for the six month period ended June 30, 1999, compared to cash used in operating activities of $9.000 million for the same period of 1998. Contributing to this cash flow improvement was a 100% improvement in operating earnings, excluding amortization of intangibles, from $7.143 million to $14.321 million. Additionally, during 1998, cash flow from operating activities was reduced by payments of $4.183 million relating to severance costs of terminated employees, $2.587 million for performance incentives paid under the Company's management incentive plan, $2.069 million for funding of a split dollar life insurance arrangement for certain officers, and $1.328 million for lump-sum payouts related to the termination of a nonqualified defined benefit pension plan.

The Company's accounts receivable days sales outstanding were 68 days as of June 30, 1999 as compared to 96 days as of December 31, 1998. The reduction is due to lower days sales outstanding of the Gainor Medical business accounts receivable as well as a reduction of accounts receivable days outstanding in the Women's Health segment from 111 days at December 31, 1998 to 91 days at June 30, 1999. Only 30% of the the Gainor Medical business' sales are reimbursed by third party and U.S. Government healthcare payors with the remaining sales being to original equipment manufacturers, corporate employers and international healthcare providers. As the sales to third party and U.S. Government healthcare providers increase, the Company believes that the days sales outstanding will increase.

     The Asset Purchase Agreement for the acquisition of QDS provides for additional cash payments of up to $6.000 million contingent upon 1999 revenues of the Company's cardiac monitoring business.

The acquisition agreement for the Gainor Medical business provides for additional contingent purchase price of up to $35.000 million based upon 1999 financial performance of the Gainor Medical business. If earned, the Gainor Medical business contingent purchase price is payable by the issuance of subordinated notes to the sellers in the year 2000. Capital expenditures of $3.786 million in the first six months of 1999 relate primarily to the purchases of patient equipment to support revenue growth in the Cardiovascular segment and for the upgrade and expansion of computer information systems in all segments of the Company. The Company expects to expend approximately $10.500 million for capital items in 1999.

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

     The Company has evaluated the application systems in two parts: (1) AS400 applications and (2) client server applications. The AS400 applications are believed to be capable of functioning properly beyond the year 1999 at this time. Although the Company originally had intended to replace its client server applications in 1999, because that project will not be complete by year end 1999, the Company is remediating the existing client server application systems, a process that the Company estimates will be completed by the end of the third quarter of 1999.

     Remediation and testing of the AS400 hardware are complete, and the remediation and testing of the individual personal computers are approximately 90% complete. The Company expects the remainder of conversion and testing to be complete in October 1999.

     In the first quarter of 1999, the Company completed its review of embedded computer chips and software applications, which control certain monitoring and other equipment. Remediation efforts are expected to be minor and should be completed in the third quarter of 1999.

     In 1998, the Company spent $60,000 for software and consulting fees associated with the initial Year 2000 evaluation. Budgeted expenditures in 1999 total $100,000. The Company is primarily addressing all Year 2000 issues with current staffing levels.

     In the first quarter of 1999, the Company sent inquiries to its significant suppliers and payors concerning the Year 2000 compliance of their significant computer applications. The Company sent second requests during the second quarter of 1999. The responses received to date do not disclose any significant issues with respect to non-compliance. The Company will continue to evaluate Year 2000 risks with respect to such suppliers and payors as responses are received. In that connection, it should be noted that substantially all of the Company's revenues are derived from reimbursement by third-party payors, and that the Company is dependent upon such payors' evaluation of their Year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their own Year 2000 compliance status, this could result in delays or errors in reimbursement to the Company, the effects of which could be material to the Company.

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

         Forward-Looking Information

         This Form 10-Q contains forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this report and in such other statements, are intended to identify forward-looking statements. All forward-looking statements and information in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation,
         (i) changes in reimbursement rates, policies or payment practices by third party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in regulations applicable to the Company or failure to comply with existing regulations; (viii) future health care or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xii) costs associated with Year 2000 related systems failures; (xiii) the amount of sales to third parties and U.S. Government healthcare providers, and (xiv) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1998. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the SEC under Federal Securities laws.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

     The Company's primary interest rate risk relates to its variable rate bank credit facility. At June 30, 1999, the Company's total variable rate long-term debt obligation was $108.000 million. A hypothetical 10% increase on the Company's variable interest rate debt for a duration of one year would result in additional interest expense of $810,000.

     Based upon overall currency rate exposure at June 30, 1999, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on the Company's financial position, results of operations and cash flow over the next fiscal year.

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The directors of the Company are divided into three classes. The class comprised of Mark J. Gainor, Jackie M. Ward and Frederick P. Zuspan, M.D. will continue to serve until the 2000 annual meeting of stockholders and until their successors are elected and qualified. The class comprised of Parker H. Petit, Frank D. Powers and Morris S. Weeden will continue to serve until the 2001 annual meeting and until their successors are elected and qualified.

     At the annual meeting of stockholders of the Company held on July 23, 1999, the following directors were elected, each of whom will serve until the 2002 annual meeting of stockholders and until his successor is elected and qualified:

Nominee                 Affirmative Votes                  Withheld Votes

Donald R. Millard            31,998,565                         196,082
Rod F. Dammeyer              32,001,165                         193,482
Carl E. Sanders              31,663,340                         531,307

Item 6.      Exhibits and Reports on Form 8-K.

(a)      Exhibits

11     Statement Regarding Computation of Earnings (Loss) Per Share

27     Financial Data Schedule (for SEC purposes only)

(b)      Reports on Form 8-K.

         The Company has not filed any Current Report on Form 8-K for the quarter ended June 30, 1999.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Matria Healthcare, Inc.


August 10, 1999                         By: /s/  Donald R. Millard
                                        ----------------------------------------
                                        Donald R. Millard
                                        Director, President, Chief Executive
                                        Officer and Chief Financial Officer
                                        (Principal Executive and Financial
                                        Officer)


                                        By:/s/  Yvonne V. Scoggins
                                        ----------------------------------------
                                           Yvonne V. Scoggins
                                           Vice President, Chief Accounting
                                           Officer and Treasurer