Form 10-Q
period 1999-09-30
MATRIA HEALTHCARE INC
filed 1999-11-15
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

                                                        Or

_ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-20619


                             Matria Healthcare, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                         58-2205984
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


1850 Parkway Place, 12th Floor, Marietta, Georgia    30067
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

                                    YES     X                 NO

The number of shares outstanding of the issuer's only class of Common Stock, $.01 par value, together with associated Common Stock purchase rights, as of October 31, 1999 was 36,771,099.

                         Part I - Financial Information
                          Item 1. Financial Statements

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

ASSETS .........................................................................   September30,  December 31,
                                                                                       1999         1998
                                                                                   --------      --------



Current assets:
      Cash and cash equivalents ................................................   $  5,600      9,109
      Short-term investments ...................................................          -      2,859

      Trade  accounts  receivable,  less  allowances  of $17,228  and $21,235 at
         September 30, 1999 and December 31,
         1998, respectively ....................................................     49,426     37,311
      Inventories ..............................................................     12,056      1,699
      Prepaid expenses and other current assets ................................      3,181      4,556
                                                                                     ------     ------
         Total current assets ..................................................     70,263     55,534
Property and equipment, less accumulated depreciation of
      $27,452 and $30,238 at September 30,1999 and
      December 31, 1998, respectively ..........................................     18,804     16,865
Intangible assets, less accumulated amortization of $8,573 and $612 at September
      30, 1999 and December 31, 1998,
      respectively .............................................................    137,486     16,261
Deferred tax asset .............................................................     31,710          -

Cash surrender value of life insurance .........................................      7,359      4,425
Other assets ...................................................................      3,192      3,949
                                                                                   --------     ------
                                                                                   $268,814     97,034
                                                                                   ========     ======














See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                    (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY                                               September 30,                December 31,
                                                                                       1999                      1998
                                                                                   ----------------       -------------------

Current liabilities:
      Current installments of long-term debt
         and obligations under capital leases                                                $ 13,164                       718
      Accounts payable, principally trade                                                      24,842                     8,939
      Accrued liabilities                                                                      13,508                     9,536
                                                                                             --------                    ------
              Total current liabilities                                                        51,514                    19,193
Long-term debt and obligations under capital leases,
      excluding current installments                                                           94,757                    18,385
Other long-term liabilities                                                                     8,269                     9,575
                                                                                             --------                    ------
               Total liabilities                                                              154,540                    47,153

Preferred stock, $.01 par value. Authorized 50,000,000 shares:
     Series A convertible, redeemable; issued 10,000 shares at
               September 30, 1999; none at December 31, 1998;
               redemption value $10,000                                                        10,000
                                                                                                                              -
     Series    B redeemable; issued 35,000 shares at September 30, 1999; none at
               December 31, 1998;
               redemption value $35,000                                                        30,893
                                                                                                                              -

Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 100,000,000 shares:
               issued and outstanding 36,713,683 and 36,409,544 shares
               at September 30, 1999 and December 31,1998, respectively                           367                       364
     Additional paid-in capital                                                               293,120                   280,585
     Accumulated other comprehensive loss                                                        (235)                       -
     Accumulated deficit                                                                     (216,336)                 (227,533)
     Notes receivable and accrued interest from shareholder                                    (3,535)                   (3,535)
                                                                                             ---------                 ---------
               Total shareholders' equity                                                      73,381                    49,881
                                                                                             ---------                 ---------
                                                                                             $268,814                    97,034
                                                                                             ========                  =========

See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)


                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                 ------------------------------  -------------------------------
                                                                     1999             1998           1999             1998

Revenues                                                              $63,899           34,107         185,560          100,399

Cost of revenues                                                       32,047           13,790          93,785           39,914
Selling and administrative expenses                                    19,432           16,173          61,094           45,994
Provision for doubtful accounts                                         1,947            1,763           5,887            4,967
Amortization of intangible assets                                       2,610            9,404           7,810           27,698
Asset impairment charges                                                    -           74,496               -           74,496
Acquired in-process research and development                                -            2,482               -            2,482
Restructuring charges                                                   1,983                -           1,983                -
                                                                      --------         --------         --------        --------
          Operating earnings (loss)                                     5,880          (84,001)          15,001         (95,152)
Interest(expense, net                                                  (2,086)            (285)         (5,659)            (291)
Other income (expense), net                                               (57)              130             104             344
                                                                      --------         --------         --------        --------
    Net earnings (loss) before income taxes                             3,737           (84,156)          9,446         (95,099
Income tax benefit                                                     (4,000)               -           (4,000)              -
                                                                      --------         --------         --------        --------
    Net earnings (loss)                                                 7,737           (84,156)         13,446         (95,099)
Redeemable preferred stock dividend                                      (800)               -           (2,249)              -
Accretion of Series B redeemable preferred stock                         (110)               -             (307)              -
                                                                      --------         --------         --------        --------
    Net earnings (loss) available to common shareholders              $ 6,827           (84,156)         10,890         (95,099)
                                                                      ========         =========        ========        ========

Net earnings (loss) per common share:

          Basic                                                      $  0.19            (2.31)           0.30           (2.60)
                                                                     =======            =======        ========        ========

          Diluted                                                    $  0.17            (2.31)           0.28           (2.60)
                                                                     =======            =======        ========        ========

Weighted average shares outstanding:

          Basic                                                       36,667           36,461          36,549           36,646
                                                                     =======           =======        ========        ========

          Diluted                                                     41,336           36,461          40,378           36,646
                                                                     =======          =======        ========        ========


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                         ---------------------------------------
                                                                                              1999                   1998

Cash Flows from Operating Activities:
     Net earnings (loss)                                                                       $ 13,446               (95,099)
     Adjustments to reconcile net earnings (loss) to net cash
          provided by (used in) operating activities:
               Restructuring charges                                                              1,606                     -
               Deferred tax asset                                                               (4,000)                     -
               Impairment of assets                                                                  -                 74,996
               Acquired in-process research and development                                          -                  2,482
               Depreciation and amortization                                                     12,631                31,489
               Provision for doubtful accounts                                                    5,887                 4,967
               Changes in assets and liabilities, net of effect of acquisitions:
                    Trade accounts receivable                                                   (9,891)                (7,496)
                    Inventories                                                                 (1,523)                  (362)
                    Prepaid expenses and other current assets                                      711                 (1,542)
                    Other assets                                                                (2,964)                (2,538)
                    Accounts payable                                                            (1,953)                    98
                    Accrued and other liabilities                                               (7,114)               (13,024)
                                                                                              ---------               --------
                         Net cash provided by (used in) operating activities                     6,836                 (6,529)
                                                                                              ---------               --------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                                        (5,982)                (2,561)
     Short-term investments                                                                      2,859                  9,011
     Acquisition of businesses, net of cash acquired                                           (93,019)               (17,370)
                                                                                              ---------               --------
               Net cash used in investing activities                                           (96,142)               (10,920)
                                                                                              ---------               --------
Cash Flows from Financing Activities:
     Borrowings under credit agreement                                                          108,000                 16,780
     Proceeds from issuance of debt                                                                 891                    781
     Principal repayments of debt and obligations under capital lease                          (22,045)                 (1,093)
     Proceeds from issuance of common stock                                                        635                     525
     Preferred stock dividend payments                                                          (1,449)                     -
     Purchase of treasury stock                                                                      -                 (2,397)
     Other, net                                                                                      -                    (60)
                                                                                              ---------               --------
               Net cash provided by financing activities                                        86,032                  14,536
                                                                                              ---------               --------
Effect of exchange rate changes on cash and cash equivalents                                      (235)                     -
                                                                                              ---------               --------
               Net decrease in cash and cash equivalents                                        (3,509)                (2,913)
Cash and cash equivalents at beginning of period                                                 9,109                  9,086
                                                                                              ---------               --------
Cash and cash equivalents at end of period                                                    $  5,600                  6,173
                                                                                              =========               ========
Supplemental disclosures:
     Cash payments for interest                                                               $  5,534                    498
                                                                                              =========               ========

See accompanying notes to consolidated financial statements.

                         Notes to Consolidated Condensed
                              Financial Statements

           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


1.       General

         The consolidated condensed financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and
         1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results for the full year ending December 31, 1999.

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


3.        Acquisitions

         Effective January 1, 1999, the Company completed the acquisition of substantially all of the assets of Gainor Medical Management, L.L.C. ("Gainor Medical"), for a purchase price of approximately $130,000. The acquisition was accounted for under the purchase method of accounting and resulted in purchased patient lists of $3,300, executive non-compete agreements of $500 and goodwill of $114,301. The acquisition agreement also provides for additional contingent purchase price of up to $35,000 based on the 1999 financial performance of the Gainor Medical businesses. The assets acquired included the outstanding capital stock of and membership interests and other equity interests in the subsidiaries of Gainor Medical. Results of its operations have been included in the Company's consolidated results of operations effective January 1, 1999. If earned, the contingent purchase price is payable by the issuance of subordinated notes in the year 2000, and would be recorded as additional goodwill when earned. These notes would bear an interest rate of 12% per annum and principal payments would be made one third of the original note amount on the third, fourth and fifth anniversary of the note.

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

         In connection with the acquisition of the Gainor Medical business, the Company recognized a $20,000 deferred tax asset and a corresponding decrease in goodwill for the estimated tax benefits of the net operating loss carryforward to be realized in the future as a result of the acquisition (see Note 8).

         The cash portion of the purchase price was financed partially through a $125,000 five-year bank credit facility, which the Company entered into in January 1999 (See Note 5).

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

         Summarized below are the unaudited pro forma results of operations of the Company for the nine months ended September 30, 1998 as if the acquisitions described above and the Company's acquisition in July 1998 of Quality Diagnostic Services, Inc. ("QDS") had been effective January 1, 1998. The results of operations of the 1998 and 1999 acquisitions have been included in the consolidated condensed statements of operations of the Company as of January 1, 1999 and therefore no pro forma results are presented for the nine months ended September 30, 1999.
                                                           Nine Months Ended
                                                          September 30, 1998
                                                          ---------------------

                 Revenues                                       168,173
                 Net loss available to common shareholders     (105,325)
                 Net loss per common share                        (2.87)


4.       Disposition of Assets

        During the third quarter of 1999 the Company determined that its infertility business, National Reproductive Medical Centers, Inc. ("NRMC") no longer fit the Company's diversified disease management strategy and sold the assets of two of the three clinics, with no gain or loss recognized on the sale of these assets. The assets of the third clinic are expected to be sold in the fourth quarter of 1999.

5.        Long Term Debt

         In January  1999,  in connection  with the  acquisitions  of the Gainor
         Medical business and DMS, the Company replaced its prior credit facility with a $125,000 five-year bank credit facility. The new facility consists of an $80,000 term loan facility, payable $6,000 in 1999, $12,000 in 2000, $14,000 in 2001, $16,000 in 2002, $20,000 in
         2003 and $12,000 in 2004 and a $45,000 revolving credit facility. The facility, which is collateralized by accounts receivable, inventories and certain assets of the Company, provided, at the Company's option, interest at the prime rate plus .250% to 1.25% or the LIBOR rate plus 1.5% to 2.5%. Subsequent to September 30, 1999 the Company reached agreement with the bank to increase the interest rate options to the prime rate plus 1.25% to 2.25% or LIBOR plus 2.25% to 3.25% in exchange for the waiver of restrictions on the use of proceeds from the sale of certain assets and amendment of certain other financial requirements and covenants. The facility requires a commitment fee payable quarterly, in arrears, of .375% to .500%, based upon the unused portion. As of September 30, 1999, the total outstanding under the term loan facility was $77,000 at an interest rate of 8.50%, and the total outstanding under the revolving credit facility was $28,000 at an interest rate of 8.063%. Under this agreement, the Company is required to maintain certain financial ratios and certain limitations are placed on cash dividends. At September 30, 1999, the Company was in compliance with these requirements.

6.        Preferred Stock

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

7.       Restructuring charges

         In order to provide for more efficient patient surveillance and to reduce operating costs, the Company implemented a consolidation plan in the third quarter of 1999 for the Women's Health segment. The number of monitoring centers was reduced from 38 to 21. In conjunction with this consolidation, the Company incurred restructuring charges of $1,983 in the third quarter. Of these costs, $1,435 related to future lease payments and other related costs for closed facilities, $318 related to involuntary severance of employees, and $230 related to the write-down of capital equipment. Accrued restructuring charges at September 30, 1999 were $1,606.

8.       Income Taxes

         As of the acquisition date of the Gainor Medical business, the Company had deferred tax assets of approximately $45,000 with a corresponding valuation allowance of the same amount. In connection with the acquisition, the valuation allowance was reduced and a $20,000 deferred tax asset was recognized, based upon an assessment of combined future operating results of the combined businesses. A corresponding $20,000 decrease in the goodwill resulting from this acquisition was recorded. In the third quarter of 1999, the Company further reduced the valuation allowance and recognized an additional $11,710 of deferred tax assets, as a result of continued improved operating results. Of this amount, $7,710 related to the operating loss carryforward generated by exercise of stock options and was credited to additional paid in capital, with remaining $4,000 being credited to income.

     If the Company achieves sufficient future profitability to assure utilization of a greater portion of or all of the remaining deferred tax asset of approximately $13,290, the valuation allowance will be reduced through a credit to income. The Company will reduce its deferred tax asset as taxable income is earned and the benefits are realized.

9.       Business Segment Information

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

     Summarized financial information as of and for the nine month periods ended
          September 30, 1999 and 1998 by business segment follows:

                                                                      Revenues                     Operating Earnings (Loss)
                                                          ----------------------------------   ----------------------------------
                                                               1999              1998                 1999             1998

         Women's Health                                           82,179             87,195              10,822         (12,105)
         Diabetes Supplies and Services                           81,590                 -                7,589              -
         Cardiovascular                                           11,500              3,150               2,041          (1,819)
         Other Segments                                           10,291             10,054              (1,490)         (3,852)
                                                                 --------           --------             -------        --------
                  Total segments                                 185,560            100,399              18,962         (17,776)

         General Corporate                                             -                  -              (3,961)         (2,880)
         Asset impairment                                              -                  -                   -         (74,496)
         Interest expense, net                                         -                  -              (5,659)           (291)
         Other income, net                                             -                  -                 104              344
                                                                 --------           --------             -------        --------

              Consolidated revenues and earnings
                  (loss) before income taxes                  $ 185,560            100,399               9,446          (95,099)
                                                              ==========           =========             =======        ========

                                                                 Identifiable Assets
                                                          ----------------------------------
                                                          September 30,        December 31,
                                                               1999              1998


         Women's Health                                           39,888             57,011
         Diabetes Supplies and Services                          151,927                 39
         Cardiovascular                                           17,225             14,383
         Other Segments                                            3,008              6,543
         General Corporate                                        56,766             19,058
                                                               ----------           -------
         Consolidated Assets                                   $ 268,814             97,034
                                                               ==========           =======


         The   Company's   revenues   from   outside  the  United   States  were
         approximately 15% of total revenues for the nine month period ended September 30, 1999. The Company had no revenues from outside the United States for the comparable period in 1998. No single customer accounted for 10% of consolidated net revenue in either period.

10.   Recent Accounting Pronouncements

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

11.   Comprehensive Income

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income consists of net earnings
      (loss) and foreign currency translation adjustments. The statement requires only additional disclosures in the financial statements, it does not affect the Company's financial position or results of operations. Comprehensive income (loss) for the three and nine month periods ended September 30, 1999 was $7,774 and $13,211, respectively, and for the corresponding periods in 1998 was ($84,156) and ($95,099), respectively.

12.   Subsequent Event

      In connection with the acquisition of QDS (See Note 3), the Company invested $2,000 in preferred stock of WebMD, Inc. and received options and warrants to purchase additional shares of WebMD, Inc. for $2,680. As of September 30, 1999 the Company owned 434,768 shares of WebMD, Inc. In November 1999, WebMD, Inc. merged with Healtheon Corporation into
      Healtheon/WebMD Corporation. Subsequent to the merger, the Company sold shares of Healtheon/WedMD, Inc. representing approximately 45% of its investment in Healtheon/WebMD Corporation for $11,085. The gain of approximately $9,000 on the sale of the investment will be recognized in the fourth quarter of 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

During 1998 and early 1999, the Company announced several strategic actions to expand its business focus beyond managing the condition of pregnancy into other disease management markets. These actions included: (i) the acquisition in July 1998 of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company; (ii) the completion of a licensing agreement in October 1998 with National Jewish Medical and Research Center ("National Jewish") to provide services in the respiratory disease management market; and (iii) the acquisition in January 1999 of the business and assets of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Services, Inc. ("DMS"), diabetes disease management companies. Disease management is an emerging healthcare sector receiving a heightened focus in the healthcare industry, and the competition in this sector is fragmented without a dominant leader. The Company's management believes that with the successful implementation of its expansion strategies, the Company will become the dominant market leader in disease management and that these strategies will result in significant revenue growth in 1999 and beyond.

During the third quarter of 1999, the Company determined that the infertility business, National Reproductive Medical Centers, Inc. (NRMC) was a business that no longer fit this diversified disease management strategy. As a result of this decision, assets of two of the three NRMC clinics were sold in the third quarter of 1999 and the assets of the remaining clinic are expected to be sold in the fourth quarter of 1999.

In connection with the above acquisitions, the Company acquired intangible assets that are being amortized over various useful lives from 5-15 years. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies.

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

Results of Operations
Revenues increased $29.792 million or 87.3% and $85.161 or 84.8% in the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 primarily due to the acquisitions of the Gainor Medical business and DMS, the businesses that are included in the Diabetes Supplies and Services segment, and QDS, the business that is included in the Cardiovascular segment. Revenues for the Diabetes Supplies and Services and Cardiovascular segments were $28.958 million and $3.900 million, respectively, in the third quarter of 1999, and $81.590 million and $11.500 million for the nine month period of 1999. These increases during the third quarter were partly offset by a decrease in revenues in the Women's Health segment of 3.7% and 5.8% in the three and nine month periods, respectively, resulting from the termination of marketing rights of the fetal fibronectin immunoassay test effective August 31, 1998 as well as a decline in prescriptions for preterm labor management services.

Cost of revenues as a percentage of revenues increased to 50.2% and 50.5% for the three month and nine month periods ended September 30, 1999 from 40.4% and 39.8% for the same periods in 1998. This increase resulted primarily from the acquisition of the Gainor Medical business where cost of revenues was 66.1% and 66.8% for the three and nine months.

Selling and administrative expenses as a percentage of revenues decreased to 30.4% and 32.9% for the three and nine month periods ended September 30, 1999 from 47.4% and 45.8% for the same periods in 1998 due to economies of scale achieved as a result of the Company's acquisitions of the Gainor Medical business, QDS and DMS.

The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health and Cardiovascular segments was 5.5% and 5.0% for the three and nine month periods ended September 30, 1999 and 1998, respectively. The provision for doubtful accounts as a percentage of revenues in the Diabetes Management segment was approximately 1% in the three and nine month periods of 1999. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

Amortization of intangible assets decreased in the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 due to the writeoffs of intangible assets taken in the third and fourth quarters of 1998. The impact of the decrease resulting from these writeoffs was partially offset by the additional amortization of the intangible assets recorded as part of the acquisitions described above.

During the third quarter of 1999, the Company incurred approximately $1.983 million of restructuring costs related to the implementation of a consolidation plan for the Women's Health segment to reduce the number of monitoring centers from 38 to 21 (See Note 7). In 1998, the Company recorded a $74.496 million charge to write-down goodwill and intangible assets relating to the merger of Tokos Medical Corporation and Healthdyne, Inc. based upon operating and marketing specific indicators. Additionally in 1998, the Company recorded a $2.482 million charge for acquired in-process research and development costs as a result of the acquisition of QDS.

Interest expense increased in the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 due to a significant increase in borrowings related to business acquisitions.

The Company did not record a federal or state income tax provision in the three or nine month periods ended September 30, 1999 or 1998 due to the Company's operating loss carryforwards. A $4.000 million income tax benefit was recognized in the third quarter of 1999 as a result of a reduction in the deferred tax asset valuation allowance (See Note 8).

Liquidity and Capital Resources

As of September 30, 1999 the Company had cash and short-term investments of $5.600 million. Net cash provided by operations increased to $6.836 million for the nine month period ended September 30, 1999, compared to cash used in operating activities of $6.529 million for the same period of 1998. Contributing to this cash flow improvement was a 160% improvement in operating earnings, excluding amortization of intangibles and one time charges, from $9.524 million in 1998 to $24.794 million in 1999.

The Company's accounts receivable days sales outstanding were 70 days as of September 30, 1999 as compared to 96 days as of December 31, 1998. The reduction is due to lower days sales outstanding of the Gainor Medical business accounts receivable as well as a reduction of accounts receivable days outstanding in the Women's Health segment from 111 days at December 31, 1998 to 94 days at September 30, 1999. Only 30% of the Gainor Medical business' sales are reimbursed by third party and U.S. Government healthcare payors with the remaining sales being to original equipment manufacturers, corporate employers and international healthcare providers. As the sales to third party and U.S. Government healthcare providers increase, the Company believes that the days sales outstanding will increase.

In the fourth quarter of 1999, the Company received $11.085 million in cash proceeds from the sale of its investment in Healtheon/WebMD Corporation (See
Note 12).

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

Capital expenditures of $5.982 million in the first nine months of 1999 relate primarily to the purchases of patient equipment to support revenue growth in the Cardiovascular segment and for the upgrade and expansion of computer information systems in all segments of the Company. The Company expects to expend approximately $8.500 million for capital items in 1999.

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

         The Company has evaluated the application systems in two parts: (1) AS400 applications and (2) client server applications. The AS400 applications are believed to be capable of functioning properly beyond the year 1999 at this time. Although the Company originally had intended to replace its client server applications in 1999, because that project will not be complete by year end 1999, the Company is remediating the existing client server application systems, a process that the Company estimates will be completed in November 1999.

         Remediation and testing of the AS400 hardware are complete, and the remediation and testing of the individual personal computers are approximately 95% complete. The Company expects the remainder of conversion and testing to be complete in November 1999.

         In the first quarter of 1999, the Company completed its review of embedded computer chips and software applications, which control certain monitoring and other equipment. Remediation efforts were minor and were completed in the third quarter of 1999.

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

         The Company's primary interest rate risk relates to its variable rate bank credit facility. At September 30, 1999, the Company's total variable rate long-term debt obligation was $105.000 million. A hypothetical 10% change in the interest rates applied to the September 30, 1999 balance of variable rate debt obligations for a duration of one year would result in additional interest expense of $880,000.

         Based upon overall currency rate exposure at September 30, 1999, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on the Company's financial position, results of operations and cash flow over the next fiscal year.

                                                         PART II
                                                 OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

      (a)      Exhibits

   10.12 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between Matria Healthcare, Inc. and Donald R. Millard.

   10.13 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between Matria Healthcare, Inc. and Frank D. Powers.

   10.14 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between Matria Healthcare, Inc. and Yvonne V. Scoggins.

   10.15 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between Matria Healthcare, Inc. and Donald R. Millard.

   10.16 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between Matria Healthcare, Inc. and Frank D. Powers.

   10.17 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between Matria Healthcare, Inc. and Yvonne V. Scoggins.

     11  Statement Regarding Computation of Earnings (Loss) Per Share

     27  Financial Data Schedule (for SEC purposes only)

    (b)  Reports on Form 8-K.

The Company has not filed any Current Report on Form 8-K for the quarter ended September 30, 1999.

                                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Matria Healthcare, Inc.


November 12, 1999                          By:      /s/  Donald R. Millard
                                           Donald R. Millard
                                           Director, President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


                                           By:   __/s/  Yvonne V. Scoggins
                                           Yvonne V. Scoggins
                                           Vice  President, Chief Accounting
                                           Officer and Treasurer