Form 10-K405
period 1999-12-31
MATRIA HEALTHCARE INC
filed 2000-03-30
CIK 1007228

                                                                  CONFORMED COPY
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999  OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD
              FROM __________________ TO ____________________________



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

                COMMON STOCK, PAR VALUE $0.01 PER SHARE, TOGETHER
                  WITH ASSOCIATED COMMON STOCK PURCHASE RIGHTS
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        Yes     X            No
                            ---------           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 10, 2000, there were 36,835,339 shares of Common Stock outstanding. The aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $214,292,159 based upon the closing sale price on March 10, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                             MATRIA HEALTHCARE, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I

         Item 1.         Business....................................................   3
         Item 2.         Properties..................................................   9
         Item 3.         Legal Proceedings...........................................   9
         Item 4.         Submission of Matters to a Vote of Security Holders ........  10
         Special Item    Executive Officers of the Company...........................  10

PART II

         Item 5.         Market for the Company's Common Equity
                           and Related Stockholder Matters...........................  12
         Item 6.         Selected Financial Data.....................................  12
         Item 7.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations ..............  14
         Item 7a.        Quantitative and Qualitative Disclosures About
                           Market Risk...............................................  19
         Item 8.         Financial Statements and Supplementary Data.................  19
         Item 9.         Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure....................  20

PART III

         Item 10.        Directors and Executive Officers of the Company.............  21
         Item 11.        Executive Compensation .....................................  21
         Item 12.        Security Ownership of Certain Beneficial Owners
                           and Management............................................  21
         Item 13.        Certain Relationships and Related Transactions .............  21

PART IV

         Item 14.        Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K...............................................  22

SIGNATURES             ..............................................................  26

                                     PART I

ITEM 1.  BUSINESS.

         GENERAL. Matria Healthcare, Inc., a Delaware corporation ("Matria" or the "Company"), was incorporated on October 4, 1995 for the purpose of the merger (the "Merger") of Tokos Medical Corporation (Delaware), a Delaware corporation ("Tokos"), and Healthdyne, Inc., a Georgia corporation ("Healthdyne"), with and into Matria. The effective date of the Merger was March 8, 1996. Prior to the Merger, Matria had no material assets or liabilities and its then outstanding shares of common stock, par value $0.01 per share, were held exclusively by Tokos and Healthdyne. As a result of the Merger, the operations and assets of Tokos and Healthdyne were consolidated into Matria, and each share of common stock of Tokos and Healthdyne outstanding on the effective date of the Merger was exchanged for one share of Matria common stock.

         The Company is engaged principally in the business of providing women's health services, diabetes supplies and services, cardiovascular and respiratory disease management services.

         ACQUISITION/DISPOSITION OF BUSINESSES. On June 1, 1996, the Company exercised an option and acquired the remaining ownership interest in National Reproductive Medical Centers, Inc. ("NRMC"), a physician practice management services business that managed infertility treatment centers in California, in which Healthdyne had previously owned a minority interest. The Company sold its entire interest in this business in the third and fourth quarters of 1999.

         Effective July 1, 1998, the Company acquired substantially all of the assets of Quality Diagnostic Services, Inc. ("QDS"), a Georgia-based company engaged in the business of cardiac event monitoring, holter monitoring and pacemaker follow-up.

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

         BUSINESS SEGMENTS AND GEOGRAPHIC AREAS. In 1999, the Company's operations consisted of three reportable business segments: Women's Health, Diabetes Supplies and Services, and Cardiovascular. Information regarding net sales, operating income, and total assets of each of the business segments in which the Company operated in fiscal years 1997 through 1999 is in Note 15 of Notes to Consolidated Financial Statements on pages F-23 through F-24 of this report.

         Women's Health. The Women's Health segment offers a wide range of specialized services designed to assist physicians and payors in the cost-effective management of maternity patients. Services include specialized home nursing, risk assessment, patient education and management, home uterine contraction monitoring, infusion therapy, gestational diabetes management and other monitoring and clinical services as prescribed by the patient's physician. The Women's Health segment has 44 sites of services throughout the United States, 15 of which are monitoring centers. Forty-one of the 44 sites are or are in the process of becoming accredited as home care organizations by the Joint Commission on Accreditation of Health Care Organizations. In addition, the segment has two after-hours centers. Although this segment maintains a dominant market share, the industry continues to be vulnerable to several controversies surrounding the home obstetrical care business, including academic debate as to the efficacy of certain services and controversy over the "off-label" use of certain tocolytic medications. See "Regulation and Healthcare Industry Changes" below in this Item 1. In July 1999, the Women's Health segment entered into an agreement with Cooper Surgical, Inc. to market Cooper Surgical, Inc.'s FemExam(R) PH and Amines TestCard(TM) used for point of service differential diagnosis of vaginitis for both obstetrical and non-obstetrical patients. This marketing agreement represented the segment's expansion of its product lines outside the obstetrical market to include the entire gynecological population.

         Diabetes Supplies and Services. The Diabetes Supplies and Services segment has two components: diabetes disease management and microsampling products, which are products used to obtain and test small samples of bodily fluid.

         The diabetes disease management component sells insulin, insulin pumps, syringes, microsampling products and other prescription and non-prescription drugs used by diabetics. The majority of this business's sales are made on a mail-order basis. In addition, this business provides diabetes screening, education and patient management services. This business serves patients in the United States through its facilities in Roanoke, Virginia and Van Nuys, California and in Germany through its facilities in Neumunster and Dresden, Germany. Approximately 47% and 50% of this business component's revenues were derived from its German operations in 1999 and 1998, respectively.

         The Company's microsampling products component is the leading global supplier of standard lancets, lancing devices and safety lancets. This business designs, assembles, packages and distributes products manufactured by Nissho Corporation, a publicly traded Japanese manufacturer and distributor of medical equipment with a core competency in needle-based technology. This business operates from facilities in McDonough, Georgia, and Milton Keynes and Northants, England. Its products are shipped primarily to North and South America, Europe and Asia. Approximately 21% and 27% of this business component's revenues were derived from sales outside of the United States in 1999 and 1998, respectively.

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

         Other. The Other business segment has three components that are below the quantitative threshold for reporting: respiratory disease management, clinical patient record software and infertility practice management.

         The respiratory disease management business (Respiratory Management Services - "RMS"), which is in its early stages, provides respiratory disease risk assessment, screening and case management services to patients throughout the United States from its headquarters in Marietta, Georgia in conjunction with National Jewish's facility located in Denver, Colorado.

         The clinical patient record software business (Clinical-Management Systems, Inc. - "CMS") markets a proprietary automated patient record for obstetricians and gynecologists. This business's operations are currently confined to the United States. This business is in the process of developing a new product to replace its existing product in the second quarter of 2000.

         The infertility practice management business unit (NRMC) managed three fertility clinics in California, which provided a broad spectrum of diagnostic and therapeutic services to infertile couples from throughout the United States, with particular emphasis on in-vitro fertilization and embryo transfer procedures. This unit also made its laboratory services available to other infertility practices. The Company divested itself of this business unit in the latter half of 1999.

         CUSTOMERS, SUPPLIERS AND THIRD-PARTY PAYORS. In 1999, the Company's revenues were derived from the following types of customers: approximately 54% from private third-party payors, 22% from original equipment manufacturers, 12% from domestic government payors, 10% from foreign healthcare systems and 2% from employers. The Women's Health segment generated approximately 94% of its revenues from private third-party payors and 6% of its revenues from domestic government payors in 1999. Of the Diabetes Supplies and Services segment revenues in 1999, approximately 50% were obtained from original equipment manufacturers, 23% were from foreign healthcare systems, 18% were from domestic government payors, 5% were from employers and 4% were from private third-party payors. Approximately 73% of the Cardiovascular segment's 1999 revenues were derived from private third-party payors and the remaining 27% were from domestic government payors.

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

         The microsampling business of the Diabetes Supplies and Services segment markets its products through its employee sales force. Its customers include original equipment manufacturers of blood glucose and other point-of-care test kits, as well as mail order companies, kit companies and distributors that sell to the acute care, alternate care and primary care markets. Three major original equipment manufacturer customers represented approximately 83% of this business's total sales in 1999. Although the Company believes its relationships with these customers are strong, the loss of any of these major customers could have a material adverse effect on this business component. Additionally, this business is highly dependent on its exclusive supply relationship with Nissho Corporation, from which it purchases virtually all of its products on favorable payment terms. The exclusive supply agreement has approximately three years remaining. Termination of the exclusive supply agreement or failure to continue the exclusive supply agreement on the terms currently in effect would have a material adverse effect on the Company's microsampling products business, as would any interruption in the supply of products from Nissho Corporation, whatever the cause.

         The Company markets its clinical patient record software to physicians using a sales force employed by CMS.

         The Company marketed the services of the fertility practices it managed by advertising in various media in targeted markets and by presentation of educational seminars to prospective patients. The Company from time to time offered promotional programs under which qualified patients whose pregnancies did not succeed were entitled to a refund of a portion of the Company's fees.

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

         The Company has licensed its respiratory disease management programs from National Jewish. Insofar as the licensed programs are the cornerstone of the Company's respiratory disease management programs, the license is material to that portion of the Company's business. Additionally, the Company has an exclusive, perpetual right to use and purchase from Respironics, Inc. the only uterine contraction monitor that has received pre-market approval from the Food and Drug Administration ("FDA") for home use in connection with preterm labor. The Company's rights to the monitors are a material competitive advantage in marketing the Company's uterine contraction monitoring services.

         The Company does not possess any patents that are material to its business, although the patents owned by Nissho Corporation and its subcontractors with respect to products distributed by the microsampling business are material to the continued marketing of those products.

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

         Although both the Women's Health segment and the Cardiovascular segment are leading providers in their respective markets, with market shares of approximately 85% and 20%, respectively, both they and the Company's other disease management businesses compete with a vast and ever increasing number of competitors. Competitors of the Company's disease management businesses include national, regional and local home health agencies, hospitals and physicians, as well as other companies devoted primarily to offering one or more products or services similar or identical to those offered by the Company, such as cardiac event monitoring, diabetes supplies or diabetes education. The Company competes on a number of factors, including quality of care and service, reputation within the medical community, geographical scope and price. The Company believes that its clinical expertise and coordinated approach to patient services have enabled it to compete effectively.

         Competition in the microsampling business of the Company's Diabetes Supplies and Services segment also is based on quality, service and price. In addition, competition in research involving the development of new products and the improvement of existing products is particularly significant. Competitors' research efforts could lead to the obsolescence of some or all of the microsampling business's products. The microsampling industry is highly fragmented, with numerous competitors of all sizes. The quality of the microsampling business's products, as well as its strong distribution system, value-added approach to customer service, and design and development expertise have enabled this business to achieve its significant market share, notwithstanding the highly competitive environment in which it operates.

         There can be no assurance that the Company will not encounter increased or more effective competition in the future, which could limit the Company's ability to maintain or increase its business or render some products and services offered by Matria obsolete or non-competitive and which could adversely affect the Company's operating results.

         RESEARCH AND DEVELOPMENT. The microsampling business of the Diabetes Supplies and Services segment maintains a dedicated research and development staff at its headquarters in McDonough, Georgia. This business's research and development activities are key factors in its ability to stay abreast of its competition.

         The Company's Women's Health, Cardiovascular and Other business segments do not maintain separate research and development teams. Program development and refinements result from the cooperative efforts of the businesses' clinical, operating and marketing staff and these costs are charged to earnings when incurred. The Company's clinical patient record software business outsources the development of its software products. These costs are recorded as intangible assets as incurred and are amortized over the estimated useful life.

         REGULATION AND HEALTHCARE INDUSTRY CHANGES. All of the Company's businesses are subject to varying degrees of government regulation in the countries in which they operate. There has been a trend in recent years both in the United States and outside of the United States toward more stringent regulation of, and enforcement of requirements applicable to, healthcare providers and medical device manufacturers. The continuing trend of more stringent regulatory oversight in healthcare, enforcement activities and product clearance for medical devices have caused healthcare providers and manufacturers to experience more uncertainty, greater risk, higher expenses and longer approval cycles. Management does not expect this trend to change in the near or long term, in the United States or abroad.

         In the United States, regulation of the healthcare industry is particularly pervasive. Many states require providers of home health services, such as the Company's Women's Health segment, to be licensed as nursing or home health agencies and to have medical waste disposal permits. In addition, the operations of Matria's diabetes disease management businesses require Matria to be licensed as a pharmacy in several states. Moreover, certain employees of the Company are subject to state laws and regulations regarding the ethics and professional practice of pharmacy and nursing. The Company may also be required to obtain certification to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established Certificate of Need ("CON") programs regulating the establishment or expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect the Company's disease management businesses.

         In addition, the Company's disease management businesses are subject to various federal and state statutes regulating payments to or relationships with referral sources. Penalties for violation of these statutes include substantial fines and penalties, imprisonment and exclusion from participation in governmental healthcare programs.

         Moreover, many of the medical products distributed by the Company or utilized by the Company for the provision of its services are classified as medical devices under the federal Food, Drug and Cosmetic Act (the "FDC Act") and are subject to regulation by the FDA. In addition, some of the services involve the use of drugs or tests that are regulated by the FDA under the FDC Act. Although these medical devices, drugs and tests are labeled for specific indications and cannot be promoted for any other indications, physicians may and do prescribe them for indications that have not been approved by the FDA. The FDA allows physicians to prescribe drugs for such "off-label" indications under the "practice of medicine" doctrine. For example, terbutaline sulfate is labeled for the treatment of asthma but is frequently prescribed by obstetricians as a tocolytic for the treatment of preterm labor. In response to a petition filed by the National Women's Health Network, in November 1997, the FDA issued a letter to physicians reiterating that the use of terbutaline sulfate has not been approved by the FDA for the management of preterm labor. In 1998, the Company received and responded to a request from the FDA for information regarding the Company's promotion of terbutaline sulfate for off-label uses. The Company believes that publicity concerning the off-label use of terbutaline sulfate has adversely affected the Company's Women's Health segment's business.

         As a result of the Company's desire to assure compliance with the increasingly complex regulatory environment for the healthcare industry, the Company maintains a company-wide compliance program, developed in accordance with federal guidelines.

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

         The healthcare industry in the United States is experiencing a period of extensive change due to economic forces, regulatory influences and political initiatives. Market-driven reforms from forces within the industry are exerting pressure on healthcare companies to reduce healthcare costs. These market-driven changes are resulting in industry wide consolidation that is expected to increase the downward pressure on healthcare companies' profit margins, as larger buyer and supplier groups exert pricing pressures on healthcare companies. In addition, from time to time federal and state legislatures consider healthcare reform proposals. The ultimate timing or effect of legislative efforts and market-driven reforms cannot be predicted, and these initiatives may adversely impact Matria's business.

         EMPLOYEES. The Company currently employs a total of approximately 963 full-time employees and over 70 regular part-time employees. In addition, the Company employs an additional 902 part-time clinical employees to provide, among other things, patient training and backup support on an "as needed" basis. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be satisfactory.

         FORWARD-LOOKING STATEMENTS. This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements. All forward-looking statements and information in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition;
(vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in regulations applicable to the Company or failure to comply with existing regulations; (viii) future healthcare or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; and (xii) increases in interest rates. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the Commission under federal securities laws.


ITEM 2.  PROPERTIES.

         Matria's principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 104,000 square feet. The facility is leased through February 28, 2003.

         Additional properties also are leased for the other operations of Matria. The Women's Health segment's patient service centers are typically located in suburban office parks and range between 600 and 6,500 square feet of space with an average of approximately 2,200 square feet. Total square footage for these facilities is approximately 105,000 square feet. These facilities are leased for various terms through 2004.

         The Company's microsampling business maintains its headquarters in McDonough, Georgia, where its facility consists of approximately 48,000 square feet of office and warehouse space. The lease term on the facility expires in 2011. The microsampling business also leases approximately 1,000 square feet of warehouse space in Milton Keynes, England under an automatically renewable lease, which can be cancelled with six months notice. It also has a 200 square foot office in Northants, England under a lease that expires in August 2000 and which is expected to be amended to allow for a longer term. The Company's diabetes disease management business maintains its United States headquarters in Roanoke, Virginia, where its facility consists of approximately 24,000 square feet of office and warehouse space, which is leased through November 2000. This business also leases approximately 3,200 square feet of office and warehouse space in Van Nuys, California on a month-to-month basis. This operation is tentatively scheduled to move to an existing Matria facility in Irvine, California in May 2000. This business also maintains leased facilities in Neumunster and Dresden, Germany, consisting of approximately 3,200 and 6,500 square feet, respectively. The Neumunster lease expires in 2000, with automatic unlimited renewals, and the Dresden lease expires in 2005.

         The three NRMC clinics, which were located in California, totaled approximately 29,000 square feet. The leases on two of the clinics terminated in 1999 with the sale of those clinics. The third facility was leased pursuant to an agreement that expires in 2006. The Company has sublet most of that facility to the acquirer of the business operated from that facility.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY.

         The following sets forth certain information with respect to the executive officers of the Company:

   Name                               Age             Position with the Company
   ----                               ---             -------------------------
   Donald R. Millard                  52              President and Chief Executive Officer

   Frank D. Powers                    51              Executive Vice President and Chief Operating Officer

   George W. Dunaway                  39              Vice President--Finance and Chief Financial Officer

   Thornton A. Kuntz, Jr.             46              Vice President--Administration

   Roberta L. McCaw                   44              Vice President--Legal, General Counsel and Secretary

   Yvonne V. Scoggins                 50              Vice President, Treasurer and Chief Accounting Officer

   James P. Reichmann                 43              President, Women's Health Division

         The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

         Mr. Millard has served as President and Chief Executive Officer since October 5, 1999 and previously was President, Chief Executive Officer and Chief Financial Officer from October 20, 1997 to October 5, 1999. Mr. Millard was Senior Vice President--Finance, Chief Financial Officer and Treasurer of the Company from March 8, 1996 to October 20, 1997. Prior thereto, he served as Vice President--Finance and Chief Financial Officer of Healthdyne from July 1987 to March 1996 and, in addition, was Treasurer of Healthdyne from March 1990 to March 1996.

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

         Mr. Dunaway has been Vice President--Finance and Chief Financial Officer since October 5, 1999. Prior thereto, Mr. Dunaway was employed by The Dun & Bradstreet Corporation, a commercial credit information services provider, in the following capacities: Chief Financial Officer of Dun & Bradstreet, U.S. from 1996 to October 1999; Vice President--Finance, Dun & Bradstreet, U. S. from 1995 to 1996; Chief Financial Officer of Dun & Bradstreet Plan Services from 1992 to 1995 and Assistant Vice President--Strategic Planning, Dun & Bradstreet Plan Services from 1989 to 1992.

         Mr. Kuntz has been Vice President--Administration since February 24, 1998 and previously was Vice President--Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President--Administration of Healthdyne from August 1992 to March 1996.

         Ms. McCaw has been Vice President--Legal, General Counsel and Secretary of the Company since April 23, 1998 and previously was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998, and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut-based law firm, from January 1990 to July 1996.

         Ms. Scoggins has been Vice President, Treasurer and Chief Accounting Officer of the Company since December 15, 1997 and previously was Vice President and Controller from March 8, 1996 to December 15, 1997. Prior thereto, Ms. Scoggins was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President--Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

         Mr. Reichmann has been President, Women's Health Division since June 1, 1999, and was Vice President--Operations of that division from January 1997 to June 1999. Prior thereto, Mr. Reichmann was Vice President of Sales at RIK Medical, L.L.C., a specialty support services company, and was Executive Vice President of Healthdyne Perinatal Services, a subsidiary of Healthdyne, as Executive Vice President from February 1992 to March 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Matria's common stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market ("NASDAQ") under the symbol "MATR". The approximate number of record holders as of March 10, 2000 was 2,725.

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

         The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria common stock from January 1, 1998 through December 31, 1999:

         QUARTER                 LOW           HIGH
         -------               ------         ------
         1998
         First ......          $4.750         $6.375
         Second .....           3.500          6.500
         Third ......           2.000          4.125
         Fourth .....           1.625          3.750

         1999
         First ......          $2.375         $4.438
         Second .....           2.688          6.375
         Third ......           5.250          7.500
         Fourth .....           3.000          5.875


ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements. The statement of operations data for the five years ended December 31, 1999 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

         The selected financial information represents the financial performance of Matria from March 1, 1996 through December 31, 1999 and, for all prior periods, of Tokos (deemed for accounting purposes to be the acquiror of Healthdyne in the Merger). For all practical purposes, Matria did not engage in business prior to the effective date of the Merger, and the results of Tokos are not necessarily indicative of Matria's future performance.

                                                                        Years Ended December 31,
                                                   ---------------------------------------------------------------------
                                                      1999          1998           1997           1996           1995
                                                   ---------      ---------      ---------      ---------      ---------
                                                                   (In thousands, except per share data)
Consolidated statements of operations:

Revenues .....................................     $ 247,335        135,215        144,533        130,806         85,209

Operating expenses ...........................       203,141        116,413        122,630        122,686         83,990

Provision for doubtful accounts...............         7,983          6,662          6,599          7,591          5,251

Amortization of goodwill and other intangibles        10,422         28,155         36,604         30,083          1,235

Asset impairment, restructuring,
  severance and other charges ................         4,241         85,367           --           22,525          6,756
                                                   ---------      ---------      ---------      ---------      ---------
   Earnings (loss) from operations ...........        21,548       (101,382)       (21,300)       (52,079)       (12,023)

Interest income (expense), net................        (7,711)          (608)           483            824            333

Other income (expense), net...................        16,169            448            (85)           134             46
                                                   ---------      ---------      ---------      ---------      ---------
   Earnings (loss) before income tax expense .        30,006       (101,542)       (20,902)       (51,121)       (11,644)

Income tax benefit (expense) .................         4,000           --             --             --             (150)
                                                   ---------      ---------      ---------      ---------      ---------


   Net earnings (loss) .......................        34,006       (101,542)       (20,902)       (51,121)       (11,794)

Redeemable preferred stock dividends .........        (3,049)          --             --             --             --

Accretion of preferred stock .................          (420)          --             --             --             --
                                                   ---------      ---------      ---------      ---------      ---------

   Net earnings (loss) available to common
      shareholders ...........................     $  30,537       (101,542)       (20,902)       (51,121)       (11,794)
                                                   =========      =========      =========      =========      =========

Net earnings (loss) per common share:
   Basic .....................................     $    0.83          (2.78)         (0.57)         (1.58)         (0.68)
                                                   =========      =========      =========      =========      =========
   Diluted ...................................     $    0.77          (2.78)         (0.57)         (1.58)         (0.68)
                                                   =========      =========      =========      =========      =========


Weighted average shares outstanding:
   Basic .....................................        36,603         36,580         36,527         32,328         17,396
                                                   =========      =========      =========      =========      =========
   Diluted ...................................        40,144         36,580         36,527         32,328         17,396
                                                   =========      =========      =========      =========      =========




                                                                          December 31,
                                                   -----------------------------------------------------------
                                                     1999          1998         1997         1996         1995
                                                   --------      -------      -------      -------      -------
                                                                           (In thousands)
Consolidated balance sheets data:

Total assets .................................     $285,713       97,034      191,132      223,188       44,468

Long-term debt, excluding current installments       91,090       18,385        1,712        2,499        2,078

Redeemable preferred stock ...................       41,005         --           --           --           --

Common shareholders' equity...................       99,244       49,881      153,169      173,178       29,489

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         During 1998 and early 1999, the Company announced several strategic actions to expand its business focus beyond managing the condition of pregnancy into other disease management markets. These actions included: (i) the acquisition in July 1998 of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company; (ii) the completion of a licensing agreement in October 1998 with National Jewish Medical and Research Center ("National Jewish") to provide services in the respiratory disease management market; and
(iii) the acquisition in January 1999 of the business and assets of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Services, Inc. ("DMS"), diabetes supplies and services companies. Disease management is an emerging healthcare sector receiving a heightened focus in the healthcare industry, and the competition in this sector is fragmented without a dominant leader. The Company's management believes that with the successful implementation of its expansion strategies, the Company will become the market leader in disease management and that these strategies will result in continued revenue growth in 2000 and beyond.

         In connection with the above acquisitions, the Company acquired intangible assets that are being amortized over various useful lives from 5-15 years. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies.

         During the third quarter of 1999, the Company determined that the infertility practice management business, National Reproductive Medical Centers, Inc. ("NRMC"), was a business that no longer fit its diversified disease management strategy. As a result of this decision, assets of the NRMC clinics were sold in the third and fourth quarters of 1999.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company included in this Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (the "Commission"). As a result of the 1998 and 1999 strategic actions and acquisitions, the historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.


RESULTS OF OPERATIONS

         Revenues increased $112.120 million or 82.9% in 1999 compared to 1998, primarily due to the acquisitions of the Gainor Medical business and DMS, the businesses that are included in the Diabetes Supplies and Services segment since January 1, 1999, and QDS, the business that is included in the Cardiovascular segment since July 1, 1998. Revenues for the Diabetes Supplies and Services segment were $110.529 million in 1999. Revenues for the Cardiovascular segment were $15.596 million for 1999 and $6.644 million in 1998. The increase in revenues for these two segments in 1999 was partly offset by a $5.161 million or 4.5% decrease in revenues in the Women's Health segment in 1999, as well as a $2.180 million decline in revenues in the Other segments resulting primarily from the sale of the infertility practice management business. The decline in the Women's Health segment resulted from the termination of marketing rights of the fetal fibronectin immunoassay (fFN) test effective August 31, 1998, as well as a decline in prescriptions for preterm labor management services.

         Revenues for 1998 decreased $9.318 million or 6.4% from 1997, primarily due to a $13.342 million or 10.4% decline in revenues in the Women's Health segment. A 15.5% decrease in revenues from preterm labor management services, resulting primarily from a decrease in prescriptions for these services, was partially offset by growth in revenues from maternity education and assessment services as well as the Diabetes in Pregnancy Program, which was initiated in the last half of 1997. Additionally, the Company entered into an agreement with the manufacturer of the fFN test to relinquish all marketing rights to the test, effective August 31, 1998. After this date, the Company no longer had revenues on sales of fFN tests. Revenues from marketing these tests, which are included in the Women's Health segment, were $2.991 million and $3.636 million in 1998 and 1997, respectively. The Cardiovascular segment produced revenues of $6.644 million in 1998 as a result of the acquisition of QDS, effective July 1, 1998.

         Cost of revenues as a percentage of revenues increased to 50.0% for 1999 from 39.5% and 39.9%, in 1998 and 1997, respectively. The 1999 increase resulted from the acquisition of the Gainor Medical business with its cost of revenues of 66.0%. Excluding the Diabetes Supplies and Services segment, cost of revenues for 1999 was 37.1% of revenues. This reduction was primarily the result of a decrease in the cost of revenues of the Women's Health segment, which was 35.5% of revenues in 1999 compared to 36.9% in 1998 and 36.6% in 1997, primarily achieved through consolidation of service sites and operating efficiencies.

         Selling and administrative expenses as a percentage of revenues decreased to 32.1% for 1999 from 46.6% for 1998 due to economies of scale achieved as a result of the Company's acquisitions of Gainor Medical, QDS and DMS. Selling and administrative expenses as a percentage of revenues was 45.0% in 1997. The increase in 1998 was due in part to increased expenses associated with the Company's strategy to diversify into the disease management market.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health and Cardiovascular segments was approximately 5% in 1999, 1998 and 1997. The provision for doubtful accounts as a percentage of revenues in the Diabetes Supplies and Services segment was 1% for 1999. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

         Amortization of intangible assets decreased in 1999 compared to 1998 and 1997 due to the write-offs of intangible assets taken in 1998. The impact of the decrease resulting from these write-offs was partially offset by the additional amortization of the intangible assets recorded as part of the acquisitions described above.

         In 1998, the Company recorded an $82.885 million asset impairment charge of which $74.496 million was to write-down goodwill and intangible assets relating to the 1996 merger of Tokos and Healthdyne and $8.389 million was to write-down goodwill relating to the acquisition of NRMC. As part of its 1997 Business Assessment Plan, the Company assessed the future of its preterm labor management business and expected revenue growth and profits to improve in 1998 and future years. However, in 1998, revenues continued to decline due to negative market forces which impacted this business. In addition, in 1998, the Company revised its strategic plan to expand beyond maternity management. As a result, in the third quarter of 1998, the Company determined that estimated future undiscounted cash flows of this segment of the business were below the carrying value of its long-lived assets and goodwill. Accordingly, the Company adjusted the carrying value of these long-lived assets and goodwill downward by $74.496 million to their estimated fair value. The estimated fair value was based on anticipated cash flows discounted at a rate commensurate with the risk involved.

         As a result of NRMC's inability to achieve improvements specified in the 1997 Business Assessment Plan, as well as continued operational issues, including the termination of the employment of the founding physician in July 1998, NRMC's net revenue declined approximately 17% in 1998. As a result, in the fourth quarter of 1998, the Company determined that NRMC's estimated future cash flows were below the carrying value of its long-lived assets. Accordingly, the Company adjusted the carrying value of NRMC's long-lived assets, primarily goodwill, to their estimated fair value by recording an $8.389 million asset impairment charge. The estimated fair value was based on anticipated cash flows discounted at a rate commensurate with the risk involved.

         The Company recorded a $2.482 million charge in 1998 for acquired in-process research and development costs as a result of the acquisition of QDS.

         During the third quarter of 1999, the Company began an assessment of the cost structure of its Women's Health segment and decided that the number of its monitoring centers could be significantly reduced without compromising patient care or reducing services provided to patients, physicians or payors. These cost-saving initiatives continued into the fourth quarter of 1999 and resulted in total restructuring charges of $4.241 million in 1999. These cost-saving measures are expected to result in total annualized cost reductions in excess of $5 million.

         Interest expense increased by $7.102 million in 1999 compared to 1998 due to a significant increase in borrowings related to business acquisitions.

         Other income for 1999 includes gains of $17.349 million from $20.720 million in proceeds of sales of the Company's investment in Healtheon/WebMD Corporation. The Company's investment and sales activity related to its holdings in Healtheon/WebMD Corporation is summarized below.

         The Company did not record a federal or state income tax expense in 1999, 1998 or 1997 due to the Company's operating loss carryforwards. A $4.000 million income tax benefit was recognized in the third quarter of 1999 as a result of the elimination of the valuation allowance related to the deferred income tax asset based on expected future operating earnings of the combined Company. With this complete recognition of the deferred income tax asset, future pre-tax earnings will result in the recognition of income tax expense. However, no significant cash outflows are expected in the near future for income taxes since, as of December 31, 1999, the Company's deferred tax asset of $36.725 million (which includes the tax effect of tax net operating loss carryforwards of $74.827 million) will be available to offset future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations increased to $13.188 million in 1999 compared to $4.931 million in 1998 and $667,000 in 1997. Contributing to the 1999 cash flow improvement was a 198% improvement in operating earnings, excluding amortization of intangibles and one-time charges, from $12.140 million in 1998 to $36.211 million in 1999.

         The Company's accounts receivable days' sales outstanding were 69 days as of December 31, 1999, compared to 96 days as of December 31, 1998. The reduction is due to lower days' sales outstanding of the Diabetes Supplies and Services segment (41 days' sales outstanding), as well as a reduction of accounts receivable days' sales outstanding in the Women's Health segment from 111 days at December 31, 1998 to 90 days at December 31, 1999. Approximately 25% of the Gainor Medical business's sales are reimbursed by third-party and domestic and German government healthcare payors with the remaining sales being to original equipment manufacturers, corporate employers and international healthcare systems.

         Net cash used in (provided by) investing activities was $78.227 million in 1999, $18.902 million in 1998 and $(3.090) million in 1997. In 1999, $93.022 million was expended on the purchases of the Gainor Medical business and DMS. Capital expenditures of $7.361 million in 1999 and $5.942 in 1998 relate primarily to the purchases of patient equipment to support revenue growth in the Cardiovascular segment and for the upgrade and expansion of computer information systems in all segments as the Company positioned itself for expansion into new markets. In 1998, expenditures of $19.947 million were made related to the acquisitions of QDS and DMS.

         In connection with the acquisition of QDS, the Company invested $2.010 million in 1998 in preferred stock of WebMD, Inc. and received options and warrants to purchase additional shares of WebMD, Inc. for $2.680 million, which were exercised in 1999. In November 1999, WebMD, Inc. merged with Healtheon

Corporation into Healtheon/WebMD Corporation. The Company sold 561,030 shares of Healtheon/WebMD in the fourth quarter of 1999. At December 31, 1999, the Company had a remaining investment in Healtheon/WebMD of 219,816 shares. Subsequent to year-end, the Company sold an additional 169,570 shares of Healtheon/WebMD resulting in proceeds of approximately $6.800 million and a gain of approximately $5.800 million, which will be recognized in the first quarter of 2000. As of March 15, 2000, the Company had 50,246 shares of this investment remaining.

         As discussed above, total proceeds of $27.500 million have been received in 1999 and 2000 from sales of Healtheon/WebMD. Of this amount, $2.680 million was used in 1999 to exercise the options and warrants to purchase additional shares and $21.600 million was used to reduce the Company's term loan facility ($15.000 million in 1999 and $6.600 million in the first quarter of 2000).

         In 1997, the Company entered into a bank credit agreement for a $25.000 million secured line of credit. The acquisition of QDS in July 1998 for $17.000 million was financed primarily by borrowings under this agreement, and the balance outstanding under this agreement as of December 31, 1998 was $16.659 million.

         In January 1999, in connection with the acquisitions of Gainor Medical and DMS, the Company entered into a $125.000 million, five-year secured credit facility and the then-existing credit facility was terminated. The new credit facility consists of an $80.000 million term loan facility and a $45.000 million revolving credit facility. In January 1999, the Company borrowed $105.000 million under the facility, using $90.300 million for the purchases of Gainor Medical and DMS and $14.700 million to repay existing debt. The facility is collateralized by accounts receivable, inventories and certain assets of the Company. Borrowings under this agreement bear interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or (ii) the LIBOR rate plus 2.25% to 3.25%. The facility requires a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios and certain limitations are placed on cash dividends. At December 31, 1999, the Company was in compliance with these requirements. At December 31, 1999, $59.000 million of the term loan and $27.000 million under the revolving credit facility was outstanding. Subsequent to year-end, the Company further reduced the term loan to $50.000 million and the revolving credit facility to $24.000 million.

         Also, in connection with the acquisitions of Gainor Medical and DMS, the Company issued $45.000 million of redeemable preferred stock to the former owners of Gainor Medical, consisting of $10 million of 4% convertible redeemable preferred stock and $35.000 million of 8% redeemable preferred stock with attached warrants to purchase four million shares of the Company's common stock. See Note 9 of Notes to Consolidated Financial Statements for a description of the redemption provisions.

         The acquisition agreement for the Gainor Medical business provides for an additional contingent purchase price of up to $35.000 million based upon 1999 financial performance of the Gainor Medical business. As of December 31, 1999, the Company estimates that approximately $13.000 million of the additional contingent purchase price will be earned and such amount is reflected as additional goodwill and long-term debt on the consolidated balance sheet. The Company will complete its final purchase price adjustments and contingent consideration calculations in the first quarter of 2000. The contingent purchase price will be payable by the issuance of subordinated notes to the sellers in 2000. These notes will bear an interest rate of 12% per annum and principal payments will be made in the amount of one-third of the original note amount on the third, fourth and fifth anniversaries of the note.

         The acquisition agreement for the purchase of QDS provided for additional cash payments of up to $6.000 million contingent upon 1999 revenues of the Company's Cardiovascular segment. The 1999 revenue amounts required to earn additional consideration were not achieved and no additional payments will be made.

         In February 1998, the Board of Directors of the Company approved the purchase of up to ten percent of the Company's outstanding common stock. In 1998, a total of 626,000 shares were purchased for $2.397 million. No purchases were made in 1999.

         The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows and borrowing capacities under the existing credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new projects.


NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, which (as amended through the issuance of Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133) is effective for 2001, requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after adoption of SFAS 133.


YEAR 2000 ISSUE

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems for Year 2000 compliance. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from the Year 2000 issues, either with its products, its internal systems, products and services of third-party suppliers or reimbursements by third-party payors. The Company will continue to monitor its mission critical computer applications and those of its suppliers and payors throughout 2000 to ensure that any latent Year 2000 issues that may arise are addressed promptly.


FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Annual Report and in such other statements, are intended to identify forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained;
(ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in regulations applicable to the Company or failure to comply with existing regulations; (viii) future healthcare or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xii) increases in interest rates, and (xiii) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1999. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the Commission under federal securities laws.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in the market price of its short-term investment, interest rates on long-term debt and foreign exchange rates.

         The Company's short-term investment in a marketable equity security is subject to risk of volatility in the market price of the security.

         The Company's primary interest rate risk relates to its variable rate bank credit facility. At December 31, 1999, the Company's total variable rate long-term debt obligation was $86.000 million. A hypothetical 10% change in the interest rates applied to the December 31, 1999 balance of variable rate debt obligations for a duration of one year would result in additional interest expense of $779,000.

         The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 10% of total revenues in 1999. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such, has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the German Deutsche mark would impact net earnings by approximately $150,000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-25 of this Annual Report on Form 10-K:

                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                                F-1

Consolidated Balance Sheets -  December 31, 1999 and 1998                   F-2

Consolidated Statements of Operations -  Years Ended
December 31, 1999, 1998 and 1997                                            F-3

Consolidated Statements of Common Shareholders' Equity and
Comprehensive Earnings -  Years Ended December 31, 1999, 1998 and 1997      F-4

Consolidated Statements of Cash Flows -  Years Ended
December 31, 1999, 1998 and 1997                                            F-5

Notes to Consolidated Financial Statements                                  F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEMS 10-13.

         The information contained under the heading "Management of the Company" in the Company's definitive proxy materials for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, is incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

         For purposes of determining the aggregate market value of the Company's common stock held by non-affiliates as shown on the cover page of this report, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons may be "affiliates" of the Company as defined by the Securities and Exchange Commission.

         Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Act"), requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the SEC regarding beneficial ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements of the Act in all instances.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-25 of this Annual Report on Form 10-K:

                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                                F-1

Consolidated Balance Sheets -  December 31, 1999 and 1998                   F-2

Consolidated Statements of Operations -  Years Ended
December 31, 1999, 1998 and 1997                                            F-3

Consolidated Statements of Common Shareholders' Equity and
Comprehensive Earnings -  Years Ended December 31, 1999, 1998 and 1997      F-4

Consolidated Statements of Cash Flows -  Years Ended
December 31, 1999, 1998 and 1997                                            F-5

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


         (a)(3)  EXHIBITS:

         The following exhibits are incorporated by reference herein as part of this Report as indicated:

      EXHIBIT
       NUMBER                 DESCRIPTION
      -------                 -----------
         2.1 Agreement and Plan of Merger, dated October 2, 1995, as amended, between Healthdyne, Tokos and Registrant (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus filed as part of the Company's Registration Statement No. 333-00781 on Form S-4 (Registration No. 333-00781) filed February 7, 1996 (the "Form S-4").

         2.2 Agreement and Plan of Merger, dated June 24, 1996, between National Reproductive Medical Centers, Inc. ("NRMC"), Matria, NRMC Acquisition Corporation and certain NRMC shareholders (incorporated by reference to Exhibit 2.1 to the Matria Current Report on Form 8-K dated July 10, 1996).

         2.3 Asset Purchase Agreement, dated July 21, 1998, for the purchase of assets of Quality Diagnostic Services, Inc. ("QDS") (incorporated by reference to Exhibit 2 to the Matria Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998).

         2.4 Purchase and Sale Agreement, dated December 21, 1998, by and between Matria and Gainor Medical Management, L.L.C., with exhibits (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 3, 1999 with those portions omitted for confidentiality reasons filed separately with the Commission).

         3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix D to the Joint Proxy Statement/Prospectus filed as part of the Company's Form S-4).

         3.2 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Matria Annual Report on Form 10-K for the year ended December 31, 1995).

         3.3 Bylaws, as amended (incorporated by reference to Exhibit 3.3 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

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

         4.3 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 4% Series A Convertible Preferred Stock dated January 15, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated February 3, 1999).

         4.4 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Redeemable Preferred Stock dated January 15, 1999 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated February 3, 1999).

         4.5 Credit Agreement, dated January 19, 1999, among Matria, certain other borrowers from time to time party thereto, the banks and other financial institutions from time to time party thereto, and First Union National Bank as Administrative Agent (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K dated February 3, 1999).

         4.6 Amended and Restated Rights Agreement, dated April 27, 1999 between Matria and SunTrust Bank Atlanta (incorporated by reference as Exhibit 4 to the Matria Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

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

         *10.5 Form of Promissory Note with Tokos officers and related Security Agreement (incorporated by reference to an Exhibit to the Tokos Registration Statement on Form S-1 (Registration No. 33-33340), Commission File No. 0-18320).

         10.6 Shareholders Agreement, dated February 28, 1995, among Healthdyne, Inc. (a predecessor of Matria), certain shareholders of National Reproductive Medical Centers, Inc. ("NRMC") and NRMC (incorporated by reference to Exhibit 99.3 to the Matria Current Report on Form 8-K dated July 10, 1996).

         10.7 Settlement Agreement, dated March 3, 1998 between the Company and Adeza Biomedical Corporation (incorporated by reference to Exhibit 10.33 to the Matria Annual Report on Form 10-K for the year ended December 31, 1997 with those portions omitted for confidentiality reasons filed separately with the Commission).

         10.8 Amendment to Rights Agreement effective December 21, 1998 (incorporated by reference to Exhibit 99 to the Company's Form 8-K dated February 3, 1999).

         *10.9 Split-Dollar Life Insurance Agreement between the Company and Parker H. Petit, effective January 1, 1997 (incorporated by reference to Exhibit 10.12 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

         *10.10 Split-Dollar Life Insurance Agreement between the Company and Donald R. Millard, effective January 1, 1997 (incorporated by reference to Exhibit 10.13 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

         *10.11 Split-Dollar Life Insurance Agreement between the Company and Frank D. Powers, effective January 1, 1997 (incorporated by reference to Exhibit 10.14 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

         *10.12 Split-Dollar Life Insurance Agreement between the Company and Thornton A. Kuntz, Jr. effective January 8, 1998 (incorporated by reference to Exhibit 10.15 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

         *10.13 Split-Dollar Life Insurance Agreement between the Company and Roberta L. McCaw, effective January 8, 1998 (incorporated by reference to Exhibit 10.16 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

         *10.14 Split-Dollar Life Insurance Agreement between the Company and Yvonne V. Scoggins, effective January 8, 1998 (incorporated by reference to Exhibit 10.17 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

         *10.15 Management Agreement between the Company and Lucor Holdings, LLC, Mark J. Gainor and J. Michael Highland, dated January 19, 1999 (incorporated by reference to Exhibit 10.18 to the Matria Annual Report on Form 10-K for the year ended December 31,
                  1998).

         10.16 Standstill Agreement between the Company and Mark J. Gainor and SZ Investments, L.L.C., dated January 19, 1999 (incorporated by reference to Exhibit 10.19 to the Matria Annual Report on Form 10-K for the year ended December 31,
                  1998).

         *10.17 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Donald R. Millard (incorporated by reference to Exhibit 10.12 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         *10.18 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Frank D. Powers (incorporated by reference to Exhibit 10.13 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         *10.19 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.14 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         *10.20 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Donald R. Millard (incorporated by reference to
                  Exhibit 10.15 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         *10.21 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Frank D. Powers (incorporated by reference to
                  Exhibit 10.16 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         *10.22 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Yvonne V. Scoggins (incorporated by reference to
                  Exhibit 10.17 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

         *10.23 1997 Stock Incentive Plan incorporated by reference to Exhibit A to Matria's Definitive Proxy Statement filed with the Commission on April 16, 1998.

The following exhibits are filed as part of this Report:

         4.7 First Amendment to Credit Agreement and Waiver, dated November 15, 1999, among Matria, certain other borrowers from time to time party thereto, the bank and other financial institutions from time to time party thereto, and First Union National Bank as Administrative Agent.

         4.8 Second Amendment to Credit Agreement, dated January 19, 2000, among Matria, certain other borrowers from time to time party thereto, the banks and other financial institutions from time to time thereto, and First Union National Bank as Administrative Agent.

         11.0     Computation of Earnings (Loss) per Share

         21.0     List of Subsidiaries.

         23.0     Accountants' Consent.

         24.0     Power of Attorney (included in signature page to this report).

         27.0     Financial Data Schedule.


         (b)  REPORTS ON FORM 8-K.

         The Company has not filed any Current Report on Form 8-K for the quarter ended December 31, 1999.


         *Management contract or compensatory plan or arrangement

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MATRIA HEALTHCARE, INC.



March 27, 2000                       By:  /s/  Donald R. Millard
                                         ---------------------------------------
                                          Donald R. Millard
                                          Director, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                                          /s/  George W. Dunaway
                                         ---------------------------------------
                                          George W. Dunaway, Vice President --
                                          Finance and Chief Financial Officer
                                          (Principal Financial Officer)



                                          /s/  Yvonne V. Scoggins
                                         ---------------------------------------
                                          Yvonne V. Scoggins, Vice President,
                                          Treasurer and Chief Accounting Officer
                                          (Principal Accounting Officer)


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald R. Millard as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                Title                              Date
         ---------                -----                              ----

/s/ Parker H. Petit               Chairman of the Board,          March 27, 2000
-------------------------------   Director
     Parker H. Petit


/s/ Donald R. Millard             Director, President and         March 27, 2000
-------------------------------   Chief Executive Officer
     Donald R. Millard            (Principal Executive Officer)

/s/ Frank D. Powers               Director, Executive             March 27, 2000
-------------------------------   Vice President and
     Frank D. Powers              Chief Operating Officer



/s/ Rod F. Dammeyer               Director                        March 22, 2000
-------------------------------
     Rod F. Dammeyer


/s/ Mark J. Gainor                Director                        March 22, 2000
-------------------------------
     Mark J. Gainor


/s/ Carl E. Sanders               Director                        March 22, 2000
-------------------------------
     Carl E. Sanders


/s/ Jackie M. Ward                Director                        March 21, 2000
-------------------------------
     Jackie M. Ward


/s/ Morris S. Weeden              Director                        March 22, 2000
-------------------------------
     Morris S. Weeden


/s/ Frederick P. Zuspan, M.D.     Director                        March 27, 2000
-------------------------------
     Frederick P. Zuspan, M.D.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)



                                                               Additions
                                                     -------------------------------
                                      Balance at     Charges to
                                      beginning       costs and         Charges to                        Balance at
          Description                 of period       expenses        other accounts      Deductions    end of period
          -----------                 ---------       --------        --------------      ----------    -------------
December 31, 1997
  Allowance for doubtful accounts       26,198         6,599                --              10,146          22,651

December 31, 1998
  Allowance for doubtful accounts       22,651         6,662              2,836(1)          10,914          21,235

December 31, 1999
  Allowance for doubtful accounts       21,235         7,983              2,089(1)          16,990          14,317




----------

(1) Represents beginning balances in allowance for doubtful accounts of acquired companies.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Matria Healthcare, Inc.:


We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, common shareholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   KPMG LLP

Atlanta, Georgia
February 14, 2000

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Amounts in thousands, except per share amounts)

                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                      ASSETS                                            1999            1998
                                                                                     ---------       ---------
Current assets:
    Cash and cash equivalents .................................................      $   9,548           9,109
    Short-term investments (notes 2 and 17) ...................................          8,243           2,859
    Trade accounts receivable, less allowances of $14,317 and
       $21,235 at December 31, 1999 and 1998, respectively ....................         47,489          37,311
    Inventories ...............................................................         10,406           1,699
    Prepaid expenses ..........................................................          1,978           1,642
    Notes receivable (notes 2 and 16) .........................................            169           1,335
    Other current assets ......................................................          1,358           1,579
                                                                                     ---------       ---------
                      Total current assets ....................................         79,191          55,534
Property and equipment, net (note 4) ..........................................         18,418          16,865
Intangible assets, less accumulated amortization of $11,052 and and $612 at December 31, 1999 and 1998, respectively
    (notes 1, 2 and 3) ........................................................        139,352          16,261
Deferred income taxes (note 7) ................................................         36,725            --
Cash surrender value of life insurance (note 10) ..............................         10,803           4,425
Other assets (notes 2 and 16) .................................................          1,224           3,949
                                                                                     ---------       ---------
                                                                                     $ 285,713          97,034
                                                                                     =========       =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current installments of long-term debt (notes 5 and 12) ...................      $  10,362             718
    Accounts payable, principally trade .......................................         18,826           8,939
    Accrued liabilities (notes 6, 11 and 16) ..................................         12,349           9,536
                                                                                     ---------       ---------
                      Total current liabilities ...............................         41,537          19,193
Long-term debt, excluding current installments (notes 2, 5 and 12) ............         91,090          18,385
Accrued benefit costs (note 10) ...............................................          8,030           4,705
Other long-term liabilities (note 11) .........................................          4,807           4,870
                                                                                     ---------       ---------
                      Total liabilities .......................................        145,464          47,153
                                                                                     ---------       ---------
Redeemable preferred stock, $.01 par value.  Authorized 50,000 shares (note 9):
    Series A convertible:  issued and outstanding - 10 shares at
       December 31, 1999 and none at December 31, 1998; redemption
       value of $10,000 .......................................................         10,000            --
    Series B: issued and outstanding - 35 shares at December 31, 1999
       and none at December 31, 1998; redemption value of $35,000 .............         31,005            --
                                                                                     ---------       ---------
                      Total redeemable preferred stock ........................         41,005            --
                                                                                     ---------       ---------
Common shareholders' equity (note 8):
    Common stock, $.01 par value.  Authorized 100,000
       shares; issued and outstanding - 36,771 and 36,410 shares
       at December 31, 1999 and 1998, respectively ............................            368             364
    Additional paid-in capital ................................................        293,210         280,585
    Accumulated deficit .......................................................       (196,576)       (227,533)
    Accumulated other comprehensive earnings ..................................          5,777            --
    Notes receivable and accrued interest from shareholder ....................         (3,535)         (3,535)
                                                                                     ---------       ---------
                      Total common shareholders' equity .......................         99,244          49,881

Commitments and contingencies (notes 10, 12, and 13)
                                                                                     ---------       ---------
                                                                                     $ 285,713          97,034
                                                                                     =========       =========

See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Amounts in thousands, except per share amounts)


                                                                       YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                1999             1998           1997
                                                              ---------       ---------       ---------
Revenues ...............................................      $ 247,335         135,215         144,533

Cost of revenues .......................................        123,709          53,385          57,610
Selling and administrative expenses ....................         79,432          63,028          65,020
Provision for doubtful accounts ........................          7,983           6,662           6,599
Amortization of intangible assets ......................         10,422          28,155          36,604
Asset impairment charges (note 3) ......................           --            82,885            --
Acquired in-process research and development (note 2) ..           --             2,482            --
Restructuring expenses (note 11) .......................          4,241            --              --
                                                              ---------       ---------       ---------
    Operating earnings (loss) ..........................         21,548        (101,382)        (21,300)
Interest income ........................................            474             475             794
Interest expense .......................................         (8,185)         (1,083)           (311)
Other income (expense), net (note 17) ..................         16,169             448             (85)
                                                              ---------       ---------       ---------
    Earnings (loss) before income taxes ................         30,006        (101,542)        (20,902)
Income tax benefit (note 7) ............................          4,000            --              --
                                                              ---------       ---------       ---------
    Net earnings (loss) ................................         34,006        (101,542)        (20,902)
Redeemable preferred stock dividends ...................         (3,049)           --              --
Accretion of preferred stock ...........................           (420)           --              --
                                                              ---------       ---------       ---------
    Net earnings (loss) available to common shareholders      $  30,537        (101,542)        (20,902)
                                                              =========       =========       =========

Net earnings (loss) per common share:
    Basic ..............................................      $    0.83           (2.78)          (0.57)
                                                              =========       =========       =========
    Diluted ............................................      $    0.77           (2.78)          (0.57)
                                                              =========       =========       =========

Weighted average shares outstanding:
    Basic ..............................................         36,603          36,580          36,527
                                                              =========       =========       =========
    Diluted ............................................         40,144          36,580          36,527
                                                              =========       =========       =========


See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
             Consolidated Statements of Common Shareholders' Equity
                           and Comprehensive Earnings
                        (Amounts and shares in thousands)


                                                                                COMMON STOCK            ADDITIONAL
                                                                           ----------------------        PAID-IN        ACCUMULATED
                                                                           SHARES        AMOUNT          CAPITAL         DEFICIT
                                                                           ------       ---------       ----------      -----------
Balance, December 31, 1996 .......................................         36,333       $     363       $ 281,318       ($105,089)
Issuance of common stock:
    Exercise of options ..........................................            500               5           1,471            --
    Employee Stock Purchase Plan .................................            111               1             454            --
    Conversion of subordinated debentures ........................              3            --                15            --
Purchase and cancellation of treasury stock ......................           (156)             (1)           (931)           --
Accrued interest on shareholder notes ............................           --              --              --              --
Net loss .........................................................           --              --              --           (20,902)
                                                                           ------       ---------       ---------       ---------
Balance, December 31, 1997 .......................................         36,791             368         282,327        (125,991)
Issuance of common stock:
    Exercise of options ..........................................            121               1             272            --
    Employee Stock Purchase Plan .................................            121               1             364            --
    Conversion of subordinated debentures ........................              3            --                13            --
Purchase and cancellation of treasury stock ......................           (626)             (6)         (2,391)           --
Net loss .........................................................           --              --              --          (101,542)
                                                                           ------       ---------       ---------       ---------
Balance, December 31, 1998 .......................................         36,410             364         280,585        (227,533)
Issuance of common stock:
    Exercise of options ..........................................            150               2             307            --
    Employee Stock Purchase Plan .................................            194               2             526            --
    Conversion of subordinated debentures ........................             17            --                87            --
Recognition of deferred tax effect of exercise of options ........           --              --             7,710            --
Issuance of warrants on Series B redeemable preferred stock ......           --              --             4,415            --
Accretion on Series B redeemable preferred stock .................           --              --              (420)           --
Dividends on redeemable preferred stock ..........................           --              --              --            (3,049)
Net earnings .....................................................           --              --              --            34,006
Change in foreign currency translation adjustment ................           --              --              --              --
Change in unrealized appreciation on available-for-sale securities           --              --              --              --
                                                                           ------       ---------       ---------       ---------
Balance, December 31, 1999 .......................................         36,771       $     368       $ 293,210       ($196,576)
                                                                           ======       =========       =========       =========

                                                                                          NOTES
                                                                        ACCUMULATED    RECEIVABLE         TOTAL
                                                                           OTHER       AND ACCRUED        COMMON
                                                                       COMPREHENSIVE  INTEREST FROM   SHAREHOLDERS'   COMPREHENSIVE
                                                                         EARNINGS      SHAREHOLDER        EQUITY     EARNINGS (LOSS)
                                                                         --------     -------------   -------------  ---------------
Balance, December 31, 1996 .......................................       $   --         ($  3,414)      $ 173,178
Issuance of common stock:
    Exercise of options ..........................................           --              --             1,476
    Employee Stock Purchase Plan .................................           --              --               455
    Conversion of subordinated debentures ........................           --              --                15
Purchase and cancellation of treasury stock ......................           --              --              (932)
Accrued interest on shareholder notes ............................           --              (121)           (121)
Net loss .........................................................           --              --           (20,902)      ($ 20,902)
                                                                         --------       ---------       ---------       ---------
Balance, December 31, 1997 .......................................           --            (3,535)        153,169
Issuance of common stock:
    Exercise of options ..........................................           --              --               273
    Employee Stock Purchase Plan .................................           --              --               365
    Conversion of subordinated debentures ........................           --              --                13
Purchase and cancellation of treasury stock ......................           --              --            (2,397)
Net loss .........................................................           --              --          (101,542)      ($101,542)
                                                                         --------       ---------       ---------       ---------
Balance, December 31, 1998 .......................................           --            (3,535)         49,881
Issuance of common stock:
    Exercise of options ..........................................           --              --               309
    Employee Stock Purchase Plan .................................           --              --               528
    Conversion of subordinated debentures ........................           --              --                87
Recognition of deferred tax effect of exercise of options ........           --              --             7,710
Issuance of warrants on Series B redeemable preferred stock ......           --              --             4,415
Accretion on Series B redeemable preferred stock .................           --              --              (420)
Dividends on redeemable preferred stock ..........................           --              --            (3,049)
Net earnings .....................................................           --              --            34,006       $  34,006
Change in foreign currency translation adjustment ................           (537)           --              (537)           (537)
Change in unrealized appreciation on available-for-sale securities          6,314            --             6,314           6,314
                                                                         --------       ---------       ---------       ---------
Balance, December 31, 1999 .......................................       $  5,777       ($  3,535)      $  99,244       $  39,783
                                                                         ========       =========       =========       =========


See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)


                                                                         YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                    1999           1998           1997
                                                                  --------       --------       --------
Cash flows from operating activities:
    Net earnings (loss) ....................................      $ 34,006       (101,542)       (20,902)
    Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities:
          Depreciation and amortization ....................        16,740         33,345         41,944
          Provision for doubtful accounts ..................         7,983          6,662          6,599
          Deferred tax benefit .............................        (4,000)          --             --
          Gains on sales of investments ....................       (17,349)          --             --
          Change in accrued restructuring expenses .........         3,369           --             --
          Asset impairment charges .........................          --           82,885           --
          Acquired in-process research and development .....          --            2,482           --
          Other, net .......................................          --              146            218
          Changes in assets and liabilities, net of effects
            of acquisitions and dispositions:
               Trade accounts receivable ...................        (9,537)        (7,230)       (16,770)
               Inventories .................................          (235)          (611)          (221)
               Prepaid expenses and other current assets ...           442           (957)          (547)
               Other assets ................................        (3,503)        (2,398)            14
               Accounts payable ............................        (6,432)         3,227           (774)
               Accrued and other liabilities ...............        (8,296)       (11,078)        (8,894)
                                                                  --------       --------       --------
                   Net cash provided by operating activities        13,188          4,931            667
                                                                  --------       --------       --------

Cash flows from investing activities:
    Proceeds from sales of short-term investments ..........        23,579          8,997          5,854
    Investment in an affiliated company ....................        (2,680)        (2,010)          --
    Purchases of property and equipment ....................        (7,361)        (5,942)        (2,529)
    Acquisition of businesses, net of cash acquired ........       (93,022)       (19,947)          (249)
    Proceeds from disposal of property and equipment .......         1,257           --               14
                                                                  --------       --------       --------
                   Net cash (used in) provided by
                      investing activities .................       (78,227)       (18,902)         3,090
                                                                  --------       --------       --------

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                             (Amounts in thousands)


                                                                        YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  1999           1998            1997
                                                               ---------       ---------       ---------
Cash flows from financing activities:
    Borrowings under credit agreement ...................        108,000          16,659            --
    Proceeds from issuance of long-term debt ............            979             781            --
    Principal repayments of long-term debt ..............        (41,552)         (1,627)         (2,369)
    Proceeds from issuance of common stock ..............            837             638           1,931
    Redeemable preferred stock dividend payments ........         (2,249)           --              --
    Purchase of treasury stock ..........................           --            (2,397)           (932)
    Other, net ..........................................           --               (60)           (231)
                                                               ---------       ---------       ---------
            Net cash provided by (used in)
                financing activities ....................         66,015          13,994          (1,601)
                                                               ---------       ---------       ---------
Effect of foreign currency exchange rate changes ........           (537)           --              --
                                                               ---------       ---------       ---------
            Net increase in cash and cash equivalents ...            439              23           2,156
Cash and cash equivalents at beginning of year ..........          9,109           9,086           6,930
                                                               ---------       ---------       ---------
Cash and cash equivalents at end of year ................      $   9,548           9,109           9,086
                                                               =========       =========       =========

Supplemental disclosures of cash paid for:
    Interest ............................................      $   6,325           1,161             311
                                                               =========       =========       =========
    Income taxes ........................................      $     208              10            --
                                                               =========       =========       =========

Supplemental disclosures of noncash investing and
    financing activities:
       Equipment acquired under capital lease obligations      $     526             707            --
                                                               =========       =========       =========


See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

           (Amounts in thousands, except share and per share amounts)

                        December 31, 1999, 1998 and 1997



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    BUSINESS

              Prior to 1998, Matria Healthcare, Inc. ("Matria" or the "Company"), a Delaware corporation, was primarily a nationwide provider of women's health services. During 1998, Matria established itself as a diversified provider of disease management. In July 1998, the Company acquired Quality Diagnostic Services, Inc. ("QDS") and entered the cardiovascular disease management market. In October 1998, the Company entered the respiratory disease management market by signing a licensing agreement with National Jewish Medical Research Center ("National Jewish") that gives Matria exclusive rights to market the comprehensive asthma and chronic obstructive pulmonary disease management programs developed by National Jewish. In 1998, the Company expanded its existing diabetes-in-pregnancy program to include the general diabetes population. In January 1999, the Company significantly expanded its offering of diabetes supplies and disease management services through the acquisitions of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Systems, Inc. ("DMS"). See note 2 for a summary of recent acquisitions and note 15 for a description of the revenues, operating earnings, identifiable assets, depreciation and amortization and capital expenditures of the Company's reportable business segments.

       (b)    BASIS OF FINANCIAL STATEMENT PRESENTATION

              The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets, and revenues, other income and expenses for the periods. Actual results could differ from those estimates.

              The consolidated financial statements include the accounts of Matria and all of its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    REVENUES AND ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS

              Revenues for the Women's Health, Cardiovascular and Other segments are generated by providing services through patient service centers. Revenues from these segments are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Diabetes Supplies and Services segment provides services through its patient service center, provides supplies to patients, and assembles, packages and distributes lancing products to original equipment manufacturers. Revenues for services are recognized when services are provided and revenues from product sales are recognized when product is shipped. Revenues from this segment are recorded net of contractual and other discounts. A significant portion of the Company's revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of the Company's trade accounts receivable is susceptible to changes in third-party reimbursement policies.

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

       (f)    SHORT-TERM INVESTMENTS

              At December 31, 1999, short-term investments consist of the Company's holdings in marketable equity securities (see notes 2 and 17). Under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company classifies these short-term investments as available-for-sale securities which are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive earnings in common shareholders' equity. Unrealized gains of $6,314 are included in common shareholders' equity in the consolidated balance sheet at December 31, 1999.

              At December 31, 1998, short-term investments consisted of United States Government and municipal bonds. Under the provisions of SFAS 115, the Company classified these short-term investments as trading securities which were carried at fair value with any unrealized gains and losses included in earnings. Unrealized gains of $51 were included in "other income" in the consolidated statement of operations for the year ended December 31, 1998.

       (g)    INVENTORIES

              Inventories, which consist primarily of disposable medical products, drugs and patient supplies, are stated at the lower of cost (first-in, first-out) or market (net realizable value).

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

       (i)    INTANGIBLE ASSETS

              A summary of intangible assets follows:

                                                       DECEMBER 31,
                                                 ----------------------
                                                   1999          1998
                                                 --------      --------
              Goodwill ....................      $142,580        12,538
              Other intangible assets .....         7,824         4,335
                                                 --------      --------
                                                  150,404        16,873
              Less accumulated amortization        11,052           612
                                                 --------      --------
                                                 $139,352        16,261
                                                 ========      ========

              Intangible assets consist of goodwill and other intangible assets, primarily resulting from the Company's acquisitions (see note 2). Goodwill is being amortized using the straight-line method over periods ranging from 5 to 15 years. At each balance sheet date, the Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds (see note 3).

              Other intangible assets consist of customer lists, trade names, work force, purchased software, and covenants not to compete. These costs are being amortized on a straight-line basis over periods ranging from 4 to 15 years.

       (j)    LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

              The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets (see note 3). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (k)    STOCK OPTION PLANS

              Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123 (see note 8).

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

       (m)    NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK

              Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and warrants, determined using the treasury stock method, and dilutive convertible preferred shares, determined using the if-converted method. In 1998 and 1997, the computation of diluted net earnings (loss) per share of common stock was antidilutive in each of the periods presented; therefore, the amounts reported for basic and diluted earnings (loss) per share are the same.

       (n)    COMPREHENSIVE EARNINGS

              Comprehensive earnings generally includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Until 1999, the Company had no elements of comprehensive earnings other than net earnings (loss). For 1999, comprehensive earnings consists of net earnings, foreign currency translation adjustments and changes in unrealized appreciation on available-for-sale securities.

       (o)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The Company uses financial instruments in the normal course of business. The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company estimates that the carrying amounts of the Company's long-term debt approximate the fair value based on the current rates offered to the Company for debt with the same remaining maturities.

       (p)    RECLASSIFICATIONS

              Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to presentations adopted in 1999.

(2)    ACQUISITIONS

       Effective January 1, 1999, the Company acquired substantially all of the assets of Gainor Medical for an initial purchase price of approximately $134,000. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of intangible assets of $3,800, consisting of purchased U.S. patient lists and executive noncompete agreements (being amortized over five years), international patient lists (being amortized over 10 years), and goodwill of $106,044 (being amortized over 15 years). Results of its operations have been included in the Company's consolidated results of operations effective January 1, 1999.

       In connection with the acquisition of the Gainor Medical business, the Company recognized a $25,015 deferred tax asset for the estimated tax benefits of the net operating loss carry forwards to be realized in the future as a result of the acquisition (see note 7).

       The acquisition agreement also provides for an additional contingent purchase price of up to $35,000 based on 1999 financial performance of the Gainor Medical businesses. As of December 31, 1999, the Company estimates that approximately $13,000 of the additional contingent purchase price will be earned and such amount is reflected in goodwill and long-term debt on the consolidated balance sheet. The Company will complete its final purchase price adjustments and contingent consideration calculations in the first quarter of 2000. The contingent purchase price will be payable by the issuance of subordinated notes in 2000. These notes will bear an interest rate of 12% per annum and principal payments will be made in the amount of one-third of the original note amount on the third, fourth and fifth anniversaries of the note.

       At the closing of the transaction, the Company paid $83,758 of the purchase price in cash, assumed approximately $1,242 in debt and issued $45,000 in redeemable preferred stock and warrants of the Company (see note 9). The transaction also included a cash adjustment payable by the Company of approximately $6,573, one-half of which was paid at the closing and the remaining one-half of which was paid during the second quarter of 1999.

       The cash portion of the purchase price was financed partially through a $125,000 five-year bank credit facility, which the Company entered into in January 1999. The credit facility consists of an $80,000 term loan facility and a $45,000 revolving credit facility (see note 5).

       In January 1998, the Company converted a $250 note receivable from DMS and paid $500 cash to acquire a 10% equity interest in DMS. During 1998, the Company made advances to fund the working capital of DMS totaling $1,335 (reflected in notes receivable at December 31, 1998). In January 1999, the Company converted the note receivable for these advances and paid cash of $6,500 to acquire the remaining equity interests of DMS. The acquisition was accounted for using the purchase method of accounting and resulted in the recognition of $10,765 of goodwill, which is being amortized over 15 years. Results of operations of this business have been included in the Company's consolidated results of operations effective January 1, 1999.

       On July 21, 1998, Matria purchased certain assets of QDS, a cardiac event monitoring company, a Georgia corporation and wholly owned subsidiary of Endeavor Technologies, Inc. (subsequently named WebMD, Inc.) for $17,000 in cash. The acquisition agreement also provides for additional cash payments of up to $6,000 contingent upon 1999 revenues of the cardiovascular businesses. The 1999 revenue amounts required to earn additional consideration were not achieved and no additional payments will be made. The assets purchased include intellectual property, accounts receivable, and contract rights. The acquisition was accounted for in accordance with the purchase method of accounting with the results of operations of the business acquired included in the consolidated financial statements from the effective date of the acquisition, July 1, 1998. The acquisition resulted in expensed acquired in-process research and development of $2,482, intangible assets of $3,846, including noncompete agreements and workforce (being amortized over five years), customer lists and trade names (being amortized over 15 years), and goodwill of $8,254 (being amortized over 15 years). In connection with the acquisition, the Company made a $2,010 preferred stock investment in WebMD, Inc., which was reflected in other long-term assets at December 31, 1998. In 1999, the Company made an additional $2,680 investment to exercise options and warrants to purchase additional shares of WebMD, Inc. At December 31, 1999, the Company's remaining investment in WebMD, Inc. is reflected in short-term investments. See note 17 for a summary of gains from sales of shares of WebMD, Inc.

       The following unaudited pro forma consolidated results of operations are presented as if the Gainor Medical, DMS and QDS acquisitions had been made at January 1, 1998:

            Revenues ................................      $ 224,097
            Net loss ................................       (112,882)
            Net loss available to common shareholders       (116,502)
            Net loss per common share ...............          (3.18)

       The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill and interest expense on acquisition debt, together with related income tax effects. The unaudited pro forma amounts are not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the period presented or the future results of the combined operations.

       The following is a summary of the fair value of assets acquired and consideration paid in connection with these acquisitions:

                                                                     GAINOR         QDS            DMS
                                                                    --------      --------      --------
       Cash paid for the assets acquired, net of cash acquired      $ 81,770        17,000         8,492
       Preferred stock issued for assets acquired ............        45,000          --            --
       Contingent consideration ..............................        13,000          --            --
       Cash paid for acquisition costs .......................         5,337           370          --
                                                                    --------      --------      --------

       Fair value of assets acquired, including goodwill .....      $145,107        17,370         8,492
                                                                    ========      ========      ========

(3)     ASSET IMPAIRMENT CHARGES

       In the third quarter of 1998, the Company recorded a $74,496 asset impairment charge to write down goodwill and intangible assets relating to the 1996 merger ("Merger") of Tokos Medical Corporation (Delaware) ("Tokos") and Healthdyne, Inc. ("Healthdyne"). As part of its 1997 Business Assessment Plan, the Company assessed the future of its preterm labor management business, and management expected revenue growth rates and earnings to improve in 1998 and future years. However, in 1998, revenues continued to decline due to negative market forces. In addition, in 1998, the Company revised its strategic plan to expand beyond maternity management. As a result, in the third quarter of 1998, the Company determined that Healthdyne's estimated future undiscounted cash flows were below the carrying value of its long-lived assets and related goodwill. Accordingly, the Company adjusted the carrying value of Healthdyne's long-lived assets and goodwill to their estimated fair value. The estimated fair value was based on anticipated net cash flows discounted at a rate commensurate with the risk involved. The operations of Tokos and Healthdyne are included in the Women's Health operating segment (see note 15).

       As a result of the inability of National Reproductive Medical Center, Inc. ("NRMC") to achieve improvements specified in the 1997 Business Assessment Plan, as well as continued operational issues, including the termination of the employment of the founding physician in July 1998, NRMC's net revenue declined approximately 17% in 1998, and an operating loss was incurred. As a result, in the fourth quarter of 1998, the Company determined that NRMC's estimated future cash flows were below the carrying value of its long-lived assets and related goodwill. Accordingly, the Company adjusted the carrying value of NRMC's long-lived assets and goodwill, to their estimated fair value by recording an $8,389 asset impairment charge. The estimated fair value was based on anticipated net cash flows discounted at a rate commensurate with the risk involved. The operations of NRMC are included in Other Segments (see note 15). See further discussion of the disposition of NRMC in note 16.


(4)    PROPERTY AND EQUIPMENT

       Property and equipment are summarized as follows:

                                                                DECEMBER 31,
                                                           --------------------
                                                             1999        1998
                                                           -------      -------
       Medical equipment ............................      $26,266       25,923
       Machinery, equipment and fixtures ............       17,580       18,488
       Leasehold improvements .......................        1,875        2,692
                                                           -------      -------
                                                            45,721       47,103

       Less accumulated depreciation and amortization       27,303       30,238
                                                           -------      -------
                                                           $18,418       16,865
                                                           =======      =======

(5)    LONG-TERM DEBT

       Long-term debt is summarized as follows:

                                                                                           DECEMBER 31,
                                                                                     ----------------------
                                                                                       1999          1998
                                                                                     --------      --------
       Secured term loan, variable interest at the LIBOR rate plus 3%;
          payable in quarterly installments; maturing in March 2004 ...........      $ 59,000          --
       Secured revolving line of credit, variable interest at the LIBOR rate plus 3%; outstanding principal balance plus all accrued
          but unpaid interest payable March 2004 ..............................        27,000          --
       Secured revolving line of credit, interest at the LIBOR rate plus 2.75%;
          outstanding principal balance plus all accrued
          but unpaid interest paid in January 1999 (see below) ................          --          16,659
       Acquisition note, interest at 8% payable quarterly; interest at
          4% payable annually; payable in annual installments
          beginning in 2003 and maturing in 2005 ..............................        13,000          --
       Convertible subordinated debentures (net of discount of $35 and $60 at
          December 31, 1999 and 1998, respectively); interest at 8% payable annually; maturing on December 31, 2001; convertible into the
          Company's common stock at
          $4.90 per share; redeemable by the Company at face value ............         1,187         1,249
       Unsecured, noninterest-bearing obligations incurred in
          connection with buyout of physician-owned companies;
          payable at various dates through June 1999 ..........................          --             111
       Capital lease obligations; interest ranging from approximately
          7% to 13% with various monthly payments and maturing at
          various dates through December 2003 (note 12) .......................           754           998
       Other debt; interest at rates ranging from approximately 6% to
          9%; payable in monthly installments through May 2002 ................           511            86
                                                                                     --------      --------
                 Total long-term debt .........................................       101,452        19,103

       Less current installments ..............................................        10,362           718
                                                                                     --------      --------

                 Long-term debt, excluding current installments ...............      $ 91,090        18,385
                                                                                     ========      ========


       In September 1997, the Company entered into a secured revolving line of credit with a commercial lender. Under the terms of this credit facility, the Company could borrow up to $25,000 based upon the value of eligible collateral as defined in the credit agreement. Borrowings under this agreement bore interest, at the Company's option, of (i) the reference rate of the Bank plus 0.5% or (ii) the LIBOR rate plus 2.75% (8.25% at December 31, 1998). Borrowings outstanding under this agreement at December 31, 1998 totaled $16,659.

       The secured revolving line of credit agreement was terminated in January 1999 in connection with the acquisitions of Gainor Medical and DMS (see note 2). The Company replaced that arrangement with a $125,000 five-year bank credit facility. The new facility consisted of an $80,000 term loan facility and a $45,000 revolving credit facility. The facility is collateralized by accounts receivable, inventories and certain assets of the Company. Borrowings under this agreement bear interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or (ii) the LIBOR rate plus 2.25% to 3.25%. As of December 31, 1999, interest rates under this agreement ranged from 9.0000% to 9.1875%. The facility requires a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios and certain limitations are placed on cash dividends. At December 31, 1999, the Company was in compliance with these requirements.

       Approximate aggregate minimum annual payments due on long-term debt for the five years subsequent to December 31, 1999 are as follows:

                    2000 ......    $ 10,362
                    2001 ......      12,743
                    2002 ......      12,811
                    2003 ......      20,302
                    2004 ......      40,900
                    Thereafter        4,334
                                   --------
                                   $101,452
                                   ========


(6)    ACCRUED LIABILITIES

       Accrued liabilities are summarized as follows:

                                                                        DECEMBER 31,
                                                                   --------------------
                                                                     1999         1998
                                                                   -------      -------

       Accrued salaries, wages and incentives ...............      $ 2,960        1,750
       Accrued liabilities of business dispositions (note 16)        2,751         --
       Accrued interest .....................................        1,893           33
       Accrued restructuring costs (note 11) ................        1,369          500
       Accrued preferred stock dividends ....................          800         --
       Deferred revenue .....................................           76        4,374
       Accrued severance ....................................          300        1,036
       Other ................................................        2,200        1,843
                                                                   -------      -------
                                                                   $12,349        9,536
                                                                   =======      =======


(7)    INCOME TAXES

       The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future and any increase or decrease in the valuation allowance for deferred income tax assets. The Company's income tax benefit for 1999 is $4,000, all of which is a deferred benefit. The Company had no income tax benefit or expense for 1998 or 1997.

       Below is a reconciliation of the expected income tax expense (benefit) - (based on the U.S. federal statutory income tax rate) to the actual income taxes:

                                                                            YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                       1999           1998           1997
                                                                     --------       --------       --------

       Computed expected income tax expense (benefit) .........      $ 10,202        (35,540)        (7,316)
       Increase (decrease) resulting from:
           State and local income taxes, net of federal benefit         1,188           --             --
           Nondeductible expenses .............................         1,194         39,563          7,428
           Losses in excess of allowable carrybacks ...........          --              796            132
           Nontaxable municipal interest income ...............          --              (83)          (244)
           Change in effective tax rate .......................        (3,886)          --             --
           Tax benefits realized as a result of acquisitions ..        25,015           --             --
           Benefit of deductions attributable to stock options
               credited to additional paid-in capital .........         7,710           --             --
           Reduction in valuation allowance ...................       (45,339)        (4,624)          --
           Other, net .........................................           (84)          (112)          --
                                                                     --------       --------       --------
       Income tax expense (benefit) ...........................      $ (4,000)          --             --
                                                                     ========       ========       ========

       At December 31, 1999 and 1998, the Company had deferred tax assets of approximately $36,725 and $45,339, respectively, before valuation allowances. The valuation allowance is based on an assessment of the likelihood of whether the deferred tax asset will be realized. The decrease in the valuation allowance of $45,339 during 1999 was attributable to the following items: (1) current year benefit of $12,500 resulting from utilization of net operating losses; (2) an increase in the deferred income taxes to include the state income tax benefits of $(3,886); (3) a reduction of $25,015 based upon an assessment of future operating earnings of the combined businesses in conjunction with the acquisition of Gainor Medical (see note 2); (4) a $7,710 credit to additional paid-in capital related to the operating loss carryforward generated by the exercise of stock options; and (5) a $4,000 credit to income tax benefit on the consolidated statement of operations as the Company believes it now more likely than not that it will realize the related deferred income tax assets.

       At December 31, 1999 and 1998, deferred income taxes consist of future tax benefits attributable to:

                                                                      1999           1998
                                                                    --------       --------
       Deferred income tax assets:
           Allowance for doubtful accounts ...................      $    171          1,062
           Accruals and reserves not deducted for tax purposes         1,725          3,167
           Depreciation and amortization .....................         6,215          6,943
           Net operating loss carryforwards ..................        26,826         31,715
           Credit carryforwards ..............................         1,824          1,923
           Contribution carryforward .........................          --              445
           Other .............................................           (36)            84
                                                                    --------       --------
                Total ........................................        36,725         45,339

           Less valuation allowance ..........................          --           45,339
                                                                    --------       --------
                Net deferred income tax asset ................      $ 36,725           --
                                                                    ========       ========

       At December 31, 1999, the Company had the following estimated credit and operating loss carryforwards available for federal income tax reporting purposes to be applied against future taxable income and tax liabilities:

                                           GENERAL              NET
                YEAR OF                    BUSINESS          OPERATING
               EXPIRATION                  CREDITS             LOSS
               ----------                  -------           ---------
                   2000 ..............     $    79                --
                   2001 ..............          97                --
                   2002 ..............          43                --
                   2003 ..............          61                --
                   2004 ..............         151                --
                   2005 ..............          --             6,771
                   2007 ..............          --             4,475
                   2008 ..............          --             7,266
                   2009 ..............          --            15,241
                   2010 ..............          --             7,182
                   2011 ..............          --            29,015
                   2012 ..............          --             1,649
                   2018 ..............          --             3,228
                                           -------            ------
                                           $   431            74,827
                                           =======            ======

       A portion of the net operating loss ($15,600) is limited, by the Internal Revenue Code Section 382, to an annual utilization of $2,300. The total net operating loss is limited to an annual utilization of approximately $17,000. The Company also has available alternative minimum tax ("AMT") credit carryforwards of approximately $1,392 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $63,187.


(8)    COMMON SHAREHOLDERS' EQUITY

       STOCK OPTION PLANS

       Prior to the Merger, Tokos maintained a stock option plan for the benefit of key employees and directors under which options granted expired ten years from the date of grant. In connection with the Merger, the Company assumed options outstanding under the Tokos and Healthdyne option plans. Both Tokos' options and Healthdyne's options outstanding on the date of the Merger became fully vested. All other terms and conditions of the options remained the same as they were prior to the Merger. As of the date of the Merger, the Company adopted two stock option plans for the benefit of key employees and nonemployee directors. A total of 1,250,000 shares of the Company's common stock have been authorized for issuance under these plans. Stock options granted under these plans are exercisable in equal amounts over three years and expire in ten years.

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

       The Company has elected to adopt the disclosure-only provisions of SFAS 123 which require presentation of pro forma net earnings (loss) and pro forma earnings (loss) per share as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net earnings (loss) and basic earnings (loss) per share would have been as follows:

                                                                                   1999           1998         1997
                                                                                 ---------     ---------     -------
            Pro forma net earnings (loss) available to common shareholders:
                   - Basic ................................................      $  28,629      (102,479)    (22,530)
                                                                                 =========      ========     =======

                   - Diluted ..............................................      $  29,010      (102,479)    (22,530)
                                                                                 =========      ========     =======

            Pro forma earnings (loss) per common share:
                   - Basic ................................................      $    0.78         (2.80)      (0.62)
                                                                                 =========      ========     =======

                   - Diluted ..............................................      $    0.72         (2.80)      (0.62)
                                                                                 =========      ========     =======

       Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, and the options generally have a three-year vesting period, the pro forma effect was not fully reflected until 1998.

       The weighted average fair value of the individual options granted during 1999, 1998 and 1997 is estimated at $2.38, $2.48 and $3.22, respectively, on the date of grant. The fair values for those years were determined using the Black-Scholes option-pricing model with the following assumptions.

                                            1999        1998          1997
                                          -------      -------      -------
            Dividend yield ........          None         None         None
            Volatility ............           58%          50%          46%
            Risk-free interest rate         5.54%        5.15%        6.25%
            Expected life .........       5 Years      5 Years      5 Years

         A summary of stock option transactions under these plans is shown below:

                                                        1999                        1998                        1997
                                             ------------------------    ------------------------    ------------------------
                                                             WEIGHTED                    WEIGHTED                    WEIGHTED
                                                             AVERAGE                     AVERAGE                     AVERAGE
                                                             EXERCISE                    EXERCISE                    EXERCISE
                                               SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                             ----------      --------    ----------      --------    ----------      --------
            Outstanding at beginning of
             year .....................       3,225,120       $5.91       2,905,383       $6.23       3,088,501       $6.00

            Granted ...................         786,300        4.30         931,518        5.01         974,150        6.51
            Exercised .................        (158,345)       2.17        (121,472)       2.25        (500,261)       2.95
            Canceled ..................        (314,281)       5.12        (490,309)       6.71        (657,007)       8.03
                                             ----------       -----      ----------       -----      ----------       -----

            Outstanding at end of year        3,538,794       $5.79       3,225,120       $5.91       2,905,383       $6.23
                                             ==========       =====      ==========       =====      ==========       =====

            Exercisable at end of year        1,996,310       $6.33       1,985,068       $5.99       1,638,263       $5.61
                                             ==========       =====      ==========       =====      ==========       =====

       The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                  --------------------------------------------------        ---------------------------
                                                     WEIGHTED AVERAGE       WEIGHTED                           WEIGHTED
          RANGE OF                                      REMAINING            AVERAGE                            AVERAGE
          EXERCISE                   SHARES            CONTRACTUAL          EXERCISE          SHARES           EXERCISE
           PRICE                  OUTSTANDING          LIFE (YEARS)           PRICE         EXERCISABLE          PRICE
       -------------              -----------        ----------------       --------        -----------        ---------
       $  1.88 - $  5.00 .....       968,873                7.49            $ 4.04             331,656          $  4.01
       $  5.00 - $ 10.00 .....     2,559,034                6.67              6.40           1,653,767             6.73
       $ 10.00 - $ 20.00 .....         7,587                0.19             11.46               7,587            11.46
       $ 20.00 - $ 31.50 .....         3,300                2.66             27.95               3,300            27.95

       EMPLOYEE STOCK PURCHASE PLAN

       The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 500,000 shares of the Company's common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee's compensation or 1,000 shares of common stock per quarter. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. During 1999, 1998 and 1997, respectively, 193,877, 120,532 and 110,967 shares of common stock were issued under the Purchase Plan. Compensation costs related to this plan determined under SFAS 123 were insignificant to the Company's consolidated statements of operations for the three years ended December 31, 1999.

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


(9)    REDEEMABLE PREFERRED STOCK

       In connection with the purchase of the Gainor Medical business (see note
       2), the Company designated 16,500 shares and issued 10,000 shares of 4% Series A convertible redeemable preferred stock ("Series A CRPS"), and designated 60,000 shares and issued 35,000 shares of 8% Series B redeemable preferred stock ("Series B RPS") with attached warrants to purchase 4,000,000 shares of the Company's common stock at $3.00 per share.

       The Series A CRPS is convertible at any time into 2,222,222 shares of common stock. At its option, the Company may redeem the Series A CRPS, at any time beginning two years after the acquisition date, after the 30-day moving average of the closing price of the Company's stock has exceeded $5.40 per share, at a redemption price of $1,222 per share. The Series A CRPS has a mandatory redemption feature which requires the Company to redeem one-third of the shares issued on each of the eighth, ninth and tenth anniversary dates of the original issuance date at the redemption price of $1,000 per share. Redemption may occur at the holder's request, in the event there is a change of control of the Company, as defined in the applicable shareholder agreement. Dividends are payable quarterly, in arrears, in cash or additional shares of Series A CRPS, or a combination thereof, at the option of the Company. The Series A CRPS has been recorded at the mandatory redemption value.

       At its option, the Company may redeem the Series B RPS in whole or in part at any time at the redemption price of $1,000 per share. The Series B RPS has a mandatory redemption feature which requires the Company to redeem one-third of the shares issued on each of the eighth, ninth and tenth anniversary dates of the original issuance date, at the redemption price of $1,000 per share. At issuance date, the Company allocated $4,415 of the $35,000 total redemption value of Series B RPS to the fair value of the warrants issued, using a Black-Scholes option pricing model. This amount was recorded as a credit to additional paid-in capital and is being accreted over the term of the Series B RPS.

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

(10)   EMPLOYEE BENEFIT PLANS

       The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company's obligation for contributions under the 401(k) plan is limited to each participant's contribution but not more than 3% of the participant's compensation. Discretionary Company contributions are allowed under the plan. Contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were approximately $833, $814 and $607, respectively.

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

       During 1999 and 1998, the Company paid $2,754 and $2,640, respectively, in insurance premiums related to these split-dollar life insurance contracts. At December 31, 1999 and 1998, respectively, the cash surrender value of life insurance policies was $10,803 and $4,425 and the related liability was $8,030 and $4,705. There was no insurance premium expense in 1999 since the increase in cash surrender value of the life insurance policies was greater than the increase in the net present value of future benefit payments. Insurance premium expense was $521 in 1998.


(11)   RESTRUCTURING

       During the third quarter of 1999, the Company began an assessment of the cost structure of its Women's Health segment and decided that the number of its monitoring centers could be significantly reduced without compromising patient care or reducing services provided to patients, physicians or payors. These cost-savings initiatives continued into the fourth quarter of 1999 and resulted in total restructuring charges of $4,241 in 1999. Of these costs, $3,201 relates to future lease payments and other related costs of closed facilities, $668 relates to involuntary severance of employees and $372 relates to the write-down of capital equipment. Accrued restructuring expenses at December 31, 1999 were $3,369, including $2,000 reflected in other long-term liabilities.

(12)   COMMITMENTS

       The Company is committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 1999 are as follows:

                                                                         OPERATING          CAPITAL
           YEARS ENDING DECEMBER 31,                                      LEASES            LEASES
           -------------------------                                     ---------         --------
               2000                                                      $   6,150              449
               2001                                                          4,979              334
               2002                                                          4,512               25
               2003                                                          1,842               25
               2004                                                            678               --
               Thereafter                                                      823               --
                                                                         ---------          -------
                                                                         $  18,984              833
                                                                         =========
               Less interest                                                                     79
                                                                                            -------
               Present value of future minimum capital lease payments                       $   754
                                                                                            =======

       Amortization of leased assets is included in depreciation expense. Rental expense for cancelable and noncancelable leases was approximately $7,460, $6,500 and $6,100 for the years ended December 31, 1999, 1998 and 1997, respectively.


(13)   CONTINGENCIES

       The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated balance sheet, results of operations or liquidity.

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

(14)   QUARTERLY FINANCIAL INFORMATION - UNAUDITED

       Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 1999 and 1998.

                                                                           QUARTER
                                                    -----------------------------------------------------
                                                     FOURTH          THIRD         SECOND         FIRST
                                                    --------        -------        -------        -------
       1999:
         Revenues ............................      $ 61,775         63,899         62,302         59,359
         Net earnings ........................        20,560          7,737          4,038          1,671
         Net earnings per diluted common share          0.49           0.17           0.08           0.03

       1998:
         Revenues ............................      $ 34,817         34,107         33,473         32,818
         Net loss ............................        (6,443)       (84,156)        (5,295)        (5,648)
         Net loss per diluted common share ...          (.18)         (2.31)          (.14)          (.15)


(15)   BUSINESS SEGMENT INFORMATION

       The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately and the Company evaluates performance based on operating earnings of the respective business unit.

       As a result of the acquisitions in the last half of 1998 and the first quarter of 1999, the Company's operations have been classified into three reportable business segments: Women's Health, Diabetes Supplies and Services, and Cardiovascular. The Women's Health segment offers services designed to assist physicians and payors in the cost-effective management of maternity patients, including: specialized home nursing, risk assessment, patient education and management, home uterine contraction monitoring, infusion therapy, gestational diabetes management, and other monitoring and clinical services as prescribed by the patient's physician. The Diabetes Supplies and Services segment has two components, diabetes disease management services and microsampling products, which are products used to test small samples of bodily fluids. The Cardiovascular segment provides cardiac event monitoring, holter monitoring and pacemaker follow-up services. The Other Segments include three business units that are below the quantitative threshold for disclosure: respiratory disease management, infertility practice management services, and clinical records software and services.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales, and operating earnings (loss) by business segment excludes interest income, interest expense and corporate expenses.

       Summarized financial information by business segment follows:

                                                            REVENUES                           OPERATING EARNINGS (LOSS)
                                              ------------------------------------      --------------------------------------
                                                1999          1998           1997         1999           1998           1997
                                              --------      --------      --------      --------       --------       --------
       Women's Health ..................      $109,986       115,147       128,489        15,566         (8,584)       (12,924)
       Diabetes Supplies and Services ..       110,529          --            --          11,402             39           --
       Cardiovascular ..................        15,596         6,644          --           2,640         (1,136)          --
       Other Segments ..................        11,224        13,424        16,044        (2,409)        (4,956)        (3,871)
                                              --------      --------      --------      --------       --------       --------
                Total segments .........       247,335       135,215       144,533        27,199        (14,637)       (16,795)

       General corporate ...............          --            --            --          (5,651)        (3,860)        (4,505)
       Asset impairment charges (note 3)          --            --            --            --          (82,885)          --
       Interest income (expense), net ..          --            --            --          (7,711)          (608)           483
       Other income (expense), net .....          --            --            --          16,169            448            (85)
                                              --------      --------      --------      --------       --------       --------
                                              $247,335       135,215       144,533        30,006       (101,542)       (20,902)
                                              ========      ========      ========      ========       ========       ========


                                                    IDENTIFIABLE ASSETS                 DEPRECIATION AND AMORTIZATION
                                           ------------------------------------      ------------------------------------
                                             1999          1998          1997          1999          1998          1997
                                           --------      --------      --------      --------      --------      --------
       Women's Health ...............      $ 39,575        57,011       150,627         3,380        29,150        38,151
       Diabetes Supplies and Services       153,772            39          --           9,610          --            --
       Cardiovascular ...............        21,906        14,383          --           2,754         1,054          --
       Other Segments ...............         2,462         6,543        17,084           571         3,041         3,664
       General corporate ............        67,998        19,058        23,421           425           100           129
                                           --------      --------      --------      --------      --------      --------
                                           $285,713        97,034       191,132        16,740        33,345        41,944
                                           ========      ========      ========      ========      ========      ========


                                                     CAPITAL EXPENDITURES
                                               ------------------------------
                                                1999        1998        1997
                                               ------      ------      ------

       Women's Health ...................      $2,933       2,828       1,460
       Diabetes Supplies and Services ...         787        --          --
       Cardiovascular ...................       2,468       1,912        --
       Other Segments ...................         541         406         298
       General corporate ................         632         796         771
                                               ------      ------      ------
                                               $7,361       5,942       2,529
                                               ======      ======      ======

       The Company's revenues from sales shipped to customers from outside the U.S. were 15% of total revenues in 1999 and less than 1% of total revenues in 1998 and 1997. No single customer accounted for 10% of consolidated net revenues in 1999, 1998 or 1997.

(16)   DISPOSITION OF ASSETS

       In 1999, the Company determined that its infertility business, NRMC, no longer fit the Company's diversified disease management strategy. During the third and fourth quarters of 1999, the Company sold the assets of these clinics, with no gain or loss recognized on the sale of these assets. The Company realized cash proceeds of $1,257 from this disposition. The Company received notes from the buyers of NRMC totaling $1,079, which are reflected in current assets and other long-term assets at December 31, 1999. Liabilities for future patient refunds and other costs totaling $2,751 are reflected in accrued liabilities.


(17)   SALES OF SHORT-TERM INVESTMENTS

       In connection with the acquisition of QDS (see note 2), the Company invested $2,010 in 1998 in preferred stock of WebMD, Inc. and received options and warrants to purchase additional shares of WebMD, Inc. for $2,680, which were exercised in 1999. In November 1999, WebMD, Inc. merged with Healtheon Corporation into Healtheon/WebMD Corporation. Subsequent to the merger, the Company sold shares of Healtheon/WebMD Corporation generating proceeds of $20,720 and a gain of $17,349, which is reflected in "other income" in the consolidated statements of operations. At December 31, 1999, the Company has a remaining investment in Healtheon/WebMD of 219,816 shares.