Form 10-Q
period 2000-03-31
MATRIA HEALTHCARE INC
filed 2000-05-11
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

                           Commission File No. 0-20619

                             MATRIA HEALTHCARE, INC.
              (Exact name of registrant as specified in its charter)

           Delaware                                       58-2205984
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

    1850 Parkway Place, Marietta, Georgia                  30067
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

                       Yes       X               No

The number of shares outstanding of the issuer's only class of common stock, $.01 par value, together with associated common stock purchase rights, as of April 30, 2000 was 36,873,424.

                             MATRIA HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 2000

                                TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION

      Item 1.      Financial Statements........................................3
      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................11
      Item 3.      Quantitative and Qualitative Disclosures About Market Risk.14


PART II--OTHER INFORMATION

      Item 2.      Changes in Securities and Use of Proceeds..................15
      Item 5.      Other information..........................................15
      Item 6.      Exhibits, Financial Statement Schedules and Reports on
                         Form 8-K.............................................16


SIGNATURES          ..........................................................17

                          Part I--Financial Information

Item 1.  Financial Statements

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                 (Unaudited)

                                                                                    March 31,          December 31,
ASSETS ...............................................................                2000               1999
                                                                                  ------------        ------------
Current assets:
     Cash and cash equivalents ................... ............................    $  5,302              9,548
     Short-term investments ...................................................       1,149              8,243
     Trade accounts receivable, less allowances of $13,371 and
        $14,317 at March 31, 2000 and December 31, 1999, respectively .........      47,596             47,489
     Inventories ..............................................................      10,294             10,406
     Prepaid expenses and other current assets ................................       3,397              3,505
                                                                                   --------           --------
          Total current assets ................................................      67,738             79,191

Property and equipment, less accumulated depreciation of $28,802 and
        $27,303 at March 31, 2000 and December 31, 1999, respectively ........       19,558             18,418
Intangible assets, less accumulated amortization of $13,746 and
        $11,052 at March 31, 2000 and December 31, 1999, respectively ........      136,809            139,352
Deferred income taxes ..........................................................     33,075             36,725
Cash surrender value of life insurance .........................................     13,942             10,803
Other assets ...................................................................      1,228              1,224
                                                                                   --------            -------
                                                                                   $272,350            285,713
                                                                                   ========           ========



See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                    Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                 (Unaudited)

                                                                                    March 31,         December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY .........................................       2000               1999
                                                                                  ------------        ------------

Current liabilities:
     Current installments of long-term debt ...................................   $  10,245            10,362
     Accounts payable, principally trade ......................................      19,035            18,826
     Accrued liabilities ......................................................      10,618            12,349
                                                                                  ---------         ---------
          Total current liabilities ...........................................      39,898            41,537
Long-term debt, excluding current installments ................................      79,365            91,090
Accrued benefit costs .........................................................       8,986             8,030
Other long-term liabilities ...................................................       4,463             4,807
                                                                                  ---------         ---------
          Total liabilities ...................................................     132,712           145,464
                                                                                  ---------         ---------

Redeemable preferred stock, $.01 par value. Authorized 50,000 shares:
     Series A convertible, redeemable; issued 10 shares at March 31, 2000
        and December 31, 1999; redemption value $10,000 .......................      10,000            10,000
     Series B redeemable; issued 35 shares at March 31, 2000 and
        December 31, 1999; redemption value $35,000 ...........................      31,114            31,005
                                                                                  ---------         ---------
          Total redeemable preferred stock ....................................      41,114            41,005
                                                                                  ---------         ---------

Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 100,000 shares:
        issued and outstanding 36,836 and 36,771 shares
        at March 31, 2000 and December 31,1999, respectively .................          368               368
     Additional paid-in capital ...............................................     293,315           293,210
     Accumulated deficit ......................................................    (191,620)         (196,576)
     Accumulated other comprehensive earnings (loss) ..........................          (4)            5,777
     Notes receivable and accrued interest from shareholder ...................      (3,535)           (3,535)
                                                                                   ---------         --------
          Total common shareholders' equity ...................................      98,524            99,244
                                                                                  ---------          --------
                                                                                  $ 272,350           285,713
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

                    Matria Healthcare, Inc. and Subsidiaries
                Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)



                                                                       Three Months Ended
                                                                            March 31,

                                                                 --------------------------------
                                                                     2000              1999
                                                                     ----              ----

Revenues                                                         $ 58,282             59,359

Cost of revenues                                                   29,343             31,276
Selling and administrative expenses                                17,826             20,561
Provision for doubtful accounts                                     1,894              1,906
Amortization of intangible assets                                   2,694              2,599
                                                                   ------              -----
          Operating earnings                                        6,525              3,017
Interest expense, net                                              (2,176)            (1,503)
Other income, net                                                   5,057                157
                                                                    -----              -----
          Earnings before income taxes                              9,406              1,671
Income tax expense                                                  3,650                 --
                                                                    -----              -----
          Net earnings                                              5,756              1,671
Preferred stock dividend requirements                                (800)              (649)
Accretion of preferred stock                                         (109)               (87)
                                                                   ------              ------
            Net earnings available to common shareholders         $ 4,847                935
                                                                   ======              ======

Earnings per common share:
          Basic                                                    $ 0.13               0.03
                                                                    =====              =====
          Diluted                                                  $ 0.12               0.03
                                                                    =====              =====

Weighted average shares outstanding:

          Basic                                                    36,823             36,439
                                                                   ======             ======
          Diluted                                                  41,000             36,939
                                                                   ======             ======


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                  (Unaudited)


                                                                                      Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                          2000             1999
                                                                                          ----             ----

Cash Flows from Operating Activities:
     Net earnings                                                                       $ 5,756            1,671
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
               Depreciation and amortization                                              4,268            4,403
               Provision for doubtful accounts                                            1,894            1,906
               Deferred tax expense                                                       3,650               --
               Gains on sales of investments                                             (5,789)              --
               Other                                                                        735               --
               Changes in assets and liabilities, net of effect of acquisitions:
                    Trade accounts receivable                                            (2,001)          (3,003)
                    Inventories, prepaids and other current assets                          220            2,949
                    Intangible and other noncurrent assets                               (2,564)          (2,451)
                    Accounts payable                                                        209           (2,932)
                    Accrued and other liabilities                                        (1,386)            (103)
                                                                                         -------        ---------
                         Net cash provided by operating activities                        4,992            2,440
                                                                                         -------        ---------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                                 (2,905)          (1,860)
     Proceeds from sales of short-term investments                                        6,809            2,859
     Acquisition of businesses, net of cash acquired                                         --          (93,019)
                                                                                         -------         --------
               Net cash provided by (used in) investing activities                        3,904          (92,020)
                                                                                         -------         --------
Cash Flows from Financing Activities:
     Borrowings under credit agreement                                                       --          105,000
     Principal repayments of long-term debt                                             (12,281)         (17,219)
     Proceeds from issuance of common stock                                                 210              114
     Preferred stock dividend payments                                                     (800)              --
                                                                                         -------         -------
               Net cash provided by (used in) financing activities                      (12,871)          87,895
                                                                                         -------         -------
Effect of foreign currency exchange rate changes                                           (271)            (178)
                                                                                         -------         --------
               Net decrease in cash and cash equivalents                                 (4,246)          (1,863)
Cash and cash equivalents at beginning of period                                          9,548            9,109
                                                                                         -------         --------
Cash and cash equivalents at end of period                                               $5,302            7,246
                                                                                         =======         ========
Supplemental disclosures of cash paid for:
     Interest                                                                            $2,523               65
                                                                                         =======         ========
Supplemental disclosures of cash paid for:
     Income taxes                                                                        $  383               --
                                                                                         =======         ========

See accompanying notes to consolidated condensed financial statements.

              Notes to Consolidated Condensed Financial Statements
            (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)

1.  General

         The consolidated condensed financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet data for December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results for the full year ending December 31, 2000.

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 1999.

2.  Net Earnings Per Share of Common Stock

         Basic earnings per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings per common share are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and warrants, determined using the treasury stock method, and dilutive convertible preferred shares, determined using the if-converted method.


3.  Comprehensive Earnings

         Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings for the three-month period ended March 31, 2000 was $2,218 and for the corresponding period in 1999 was $1,493.

4.  Acquisitions

         During the first quarter of 1999, the Company completed the acquisition of substantially all of the assets of Gainor Medical Management, L.L.C. ("Gainor Medical") business. The acquisition agreement provides for an additional contingent purchase price based on 1999 financial performance of the Gainor Medical business. As of March 31, 2000, contingent purchase price adjustments had not been finalized, however, the Company estimates $13,319 of contingent consideration will be earned and such amount has been reflected in goodwill and long-term debt on the consolidated balance sheet. The contingent consideration will be paid by the issuance of subordinated notes to the sellers in 2000. These notes will bear an interest rate of 12% per annum, 8% to be paid quarterly and 4% accruing to maturity, and principal payments will be made in the amount of one-third of the original note amount on each of the third, fourth and fifth anniversaries of the note.

5.  Long-Term Debt

         As of March 31, 2000, the Company had $74,008 outstanding under its $125,000 five-year bank credit facility. This facility, which initially consisted of an $80,000 term loan facility and a $45,000 revolving credit facility, is collateralized by accounts receivable, inventories and certain assets of the Company. Borrowings under this agreement bear interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or (ii) the LIBOR rate plus 2.25% to 3.25%. As of March 31, 2000, interest rates ranged from 8.8125% to 9.0000%. The facility requires a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios and certain limitations are placed on cash dividends. At March 31, 2000, the Company was in compliance with these requirements.

6.  Income Taxes

         As of December 31, 1999, the deferred income tax asset valuation allowance was eliminated and the full amount of deferred income tax assets, totaling $36,725, was reflected on the consolidated balance sheet. Beginning in 2000, the Company is recognizing income tax expense, including a $3,650 provision in the first quarter. No income tax provision was recorded in the comparable period in 1999 due to the Company's unrecognized deferred income tax assets, primarily resulting from net operating loss carryforwards. No significant cash outflows for income taxes are expected in the near future, other than alternative minimum taxes and foreign taxes, since, as of March 31, 2000, the Company's deferred income tax asset of $33,075 will be available to offset future tax liabilities.

7.  Business Segment Information

         The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately and the Company evaluates performance based on operating earnings of the respective business unit.

         The Company's operations are classified into three reportable business segments: Women's Health, Diabetes Supplies and Services and Cardiovascular. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education and management; home uterine contraction monitoring; infusion therapy; gestational diabetes management; and other monitoring and clinical services as prescribed by the patient's physician. The Diabetes Supplies and Services segment has two components: diabetes disease management services and microsampling products, which are products used to obtain and test small samples of bodily fluids. The Cardiovascular segment provides cardiac event monitoring, holter monitoring and pacemaker follow-up services. The Other segments include three business segments that are below the quantitative threshold for disclosure: respiratory disease management, clinical records software and services and infertility practice management services (sold during the third and fourth quarters of 1999).

         The accounting policies of the segments are the same as those for the consolidated entity. There are no intersegment sales, and operating earnings
(loss) by business segment excludes interest income, interest expense, and corporate expenses.

         Summarized financial information as of and for the three-month periods ended March 31, 2000 and 1999 by business segment follows:

                                                               Revenues                      Operating earnings

                                                     ------------------------------    --------------------------------
                                                         2000             1999                2000            1999
                                                     --------------   -------------       -------------   -------------

Women's Health                                            $ 26,489          26,620               5,578           2,761
Diabetes Supplies and Services                              27,008          25,934               2,511           1,437
Cardiovascular                                               4,536           3,690                 702             782
Other segments                                                 249           3,115                (671)           (936)
                                                            ------          ------               ------          -----
         Total segments                                     58,282          59,359               8,120           4,044

General corporate                                               --              --              (1,595)         (1,027)
Interest expense, net                                           --              --              (2,176)         (1,503)
Other income, net                                               --              --               5,057             157
                                                            ------          ------              ------          ------
         Consolidated revenues and earnings
            before income taxes                           $ 58,282          59,359               9,406           1,671
                                                           ========        =======              ======           =====

                                                          Identifiable assets
                                                     ------------------------------
                                                        March 31,      December 31,
                                                         2000             1999
                                                     --------------   -------------
Women's Health                                            $ 37,072          39,575
Diabetes Supplies and Services                             150,286         153,772
Cardiovascular                                              24,943          21,906
Other segments                                               2,348           2,462
General corporate                                           57,701          67,998
                                                          --------         -------
Consolidated assets                                       $272,350         285,713
                                                          ========         =======


         The Company's revenues from operations outside the U.S. were approximately 12% and 11%, respectively, of total revenues of the first quarter 2000 and 1999. No single customer accounted for 10% of consolidated net revenue in either period.

8.  Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which (as amended through issuance of Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133") is effective for 2001, requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after adoption of SFAS No. 133.

9.  Sales of Short-Term Investments

         During the first quarter of 2000, the Company sold shares of Healtheon/WebMD Corporation stock generating proceeds of $6,809 and gains of $5,789, which are reflected in "other income" in the consolidated condensed statements of operations. At March 31, 2000, the Company has a remaining investment in Healtheon/WebMD of 49,941 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         In January 1999, the Company completed a series of strategic actions which expanded its business focus into other disease management markets with the acquisition of the business and assets of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Services, Inc. ("DMS"), diabetes supplies and services companies. Disease management is an emerging healthcare sector receiving a heightened focus in the healthcare industry, and the competition in this sector is fragmented without a dominant leader. The Company's management believes that with the successful implementation of its expansion strategies, the Company will become the market leader in disease management and that these strategies will result in significant revenue growth in 2000 and beyond.

         During the third quarter of 1999, the Company determined that the infertility practice management business, National Reproductive Medical Centers, Inc. ("NRMC"), was a business that no longer fit its diversified disease management strategy. As a result of this decision, assets of the NRMC clinics were sold in the third and fourth quarters of 1999.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

Results of Operations

         Revenues decreased $1.077 million, or 1.8%, in the three-month period ended March 31, 2000 as compared to the same period in 1999 primarily due to a $2.866 million decrease in the Other segments resulting from the divestiture of NRMC during the second half of 1999. These decreases were partially offset by increases in the Diabetes Supplies and Services segment of $1.074 million, or 4.1%, and the Cardiovascular segment of $0.846 million, or 22.9%.

         Cost of revenues as a percentage of revenues decreased to 50.3% for the three-month period ended March 31, 2000 from 52.7% for the same period in 1999. This decrease was achieved primarily in the Women's Health segment, through consolidation of service sites and operating efficiencies.

         Selling and administrative expenses as a percentage of revenues decreased to 30.6% for the three-month period ended March 31, 2000 from 34.6% for the same period in 1999 primarily due to economies of scale achieved from the 1999 restructuring efforts within the Women's Health segment and cost reductions in the Diabetes Supplies and Services segment.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health and Cardiovascular segments was approximately 5% for the three-month periods ended March 31, 2000 and 1999. The provision for doubtful accounts as a percentage of revenues in the Diabetes Supplies and Services segment was approximately 1% for the first quarters of 2000 and 1999. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

         Amortization of intangible assets increased by approximately $0.095 million in the first quarter of 2000 compared to the same quarter in 1999 due to additional amortization resulting from recording $13.319 million of incre-mental goodwill related to the contingent consideration for the Gainor Medical acquisition.

         Interest expense increased in the three-month period ended March 31, 2000 compared to the same period in 1999 primarily due to an increase in the number of days the Gainor Medical acquisition debt was outstanding and due to higher interest rates.

         Other income for the three months ended March 31, 2000 includes gains of $5.789 million from $6.809 million in proceeds of sales of the Company's investment in Healtheon/WebMD Corporation. See "Liquidity and Capital Resources" below where the use of these proceeds is discussed.

         As of December 31, 1999, the deferred income tax asset valuation allowance was eliminated and the full amount of deferred income tax assets, totaling $36.725 million, was reflected on the consolidated balance sheet. Beginning in 2000, the Company is recognizing income tax expense, including a $3.650 million provision in the first quarter. No income tax provision was recorded in the comparable period in 1999 due to the Company's unrecognized deferred income tax assets, primarily resulting from net operating loss carryforwards. No significant cash outflows for income taxes are expected in the near future, other than alternative minimum taxes and foreign taxes, since, as of March 31, 2000, the Company's deferred income tax asset of $33.075 million will be available to offset future tax liabilities.

Liquidity and Capital Resources

         As of March 31, 2000, the Company had cash and short-term investments of $6.451 million. Net cash provided by operating activities increased to $4.992 million for the three-month period ended March 31, 2000, compared to $2.440 million for the same period of 1999. Contributing to this cash flow improvement was a 64.2% improvement in operating earnings, excluding amortization of intangible assets, from $5.616 million to $9.219 million.

         The Company's accounts receivable days' sales outstanding were 73 days as of March 31, 2000 compared to 69 days as of December 31, 1999. The increase was due to higher days' sales outstanding of the Diabetes Supplies and Services segment resulting from growth in revenues in this segment that are reimbursed from third-party and domestic and German government healthcare payors and due to higher days' sales outstanding of the Cardiovascular segment resulting from a conversion to a new billing system. These increases were partially offset by a reduction of accounts receivable days' sales outstanding in the Women's Health segment.

         Capital expenditures of $2.905 million in the first three months of 2000 relate primarily to the purchases of patient equipment to support revenue growth in the Cardiovascular segment and for the upgrade and expansion of computer information systems in all segments of the Company. The Company expects to expend approximately $11.500 million for capital items in 2000.

         During the three months ended March 31, 2000, the Company sold 169,875 shares of Healtheon/WebMD resulting in proceeds of approximately $6.809 million. As of March 31, 2000, the Company had 49,941 shares of this investment remaining. The Company used these proceeds in February 2000 to repay $6.600 million of the term loan portion of its bank credit facility. At March 31, 2000, the Company had a total of $74.008 million outstanding under this facility.

         During the first quarter of 1999, the Company completed the acquisition of substantially all of the assets of the Gainor Medical business. The acquisition agreement provides for an additional contingent purchase price based on 1999 financial performance of the Gainor Medical business. As of March 31, 2000, contingent purchase price adjustments had not been finalized, however, the Company estimates $13.319 million of contingent consideration will be earned and such amount has been reflected in goodwill and long-term debt on the consolidated balance sheet. The contingent consideration will be paid by the issuance of subordinated notes to the sellers in 2000. (See Note 4).

         The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows and borrowing capacities under the existing credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new projects.

Forward-Looking Information

         This Form 10-Q contains forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. All forward-looking statements and information in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in regulations applicable to the Company or failure to comply with existing regulations; (viii) future health care or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xii) increases in interest rates, and (xiii) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 1999. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to market risk from changes in the market price of its short-term investment, interest rates on long-term debt and foreign exchange rates.

         The Company's short-term investment in a marketable equity security is subject to risk of volatility in the market price of the security.

         The Company's primary interest rate risk relates to its variable rate bank credit facility. At March 31, 2000, the Company's total variable rate long-term debt obligation was $74.008 million. A hypothetical 10% increase on the Company's variable interest rate debt for a duration of one year would result in additional interest expense of $0.657 million.

         The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 12% of total revenues in the first quarter of 2000. In the normal course of business, these operations are exposed to fluctuations in the currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the German Deutsche mark would impact annual net earnings by approximately $0.200 million.

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 24, 2000, the Company amended certain provisions of its bylaws, including the advance notice provisions governing stockholder proposals. Under the Amended and Restated Bylaws, a stockholder proposal (other than a director nomination) will only be considered at an annual meeting of stockholders if received by the Company within the time period specified in Securities and Exchange Commission Rule 14a-8(e)(2), or any successor rule. A director nomination by a stockholder will also only be considered at an annual meeting of stockholders if received by the Company within this time period; provided, however, that if the Company did not hold an annual meeting in the previous year, or if the date of the annual meeting has been changed by more than 30 days from the date of the previous year's meeting, then notice of such nomination must be received not less than 60 nor more than 75 days prior to the meeting; provided further that in the event less than 70 days' notice or prior public disclosure of the meeting is given or made to stockholders, notice of the nomination must be received by the 10th day following public disclosure or mailing of notice of the date of the meeting.

         The Company also amended its requirements for calling a special meeting of stockholders. Under the Amended and Restated Bylaws, a special meeting of stockholders shall be called, among other instances, at the request in writing of stockholders owning 75% of outstanding voting stock of the Company. The former provision required a request by only a majority of the outstanding voting stock of the Company. A complete copy of the Company's Amended and Restated Bylaws is filed herewith as Exhibit 3.

ITEM 5.  OTHER INFORMATION

         The 2001 Annual Meeting of Stockholders (the "2001 Annual Meeting") is anticipated to be held in June 2001. Under the Company's Amended and Restated Bylaws(see Item 2 - Changes in Securities and Use of Proceeds above),a notice of intent of a stockholder to bring a proposal (other than a director nomination) before the 2001 Annual Meeting must comply with the requirements of the Company's bylaws and must be received by the Company no later than December 19, 2000 in order to be presented for a vote at the meeting. However, if the 2001 Annual Meeting is held on a date more than 30 days before or after May 18, 2001, notice of a stockholder proposal (other than a director nomination), to be timely, must be received by the Company within a reasonable time before the Company begins to print and mail proxy materials. If timely delivered to the Secretary, such proposals may be included in the Company's Proxy Statement for the 2001 Annual Meeting, provided the proponent(s) satisfies all applicable rules of the Securities and Exchange Commission relating to stockholder proposals.

         The Amended and Restated Bylaws, which contain the requirements for a notice of intent by a stockholder, are set forth in their entirety in Exhibit 3 filed herewith. Notices of intention to present proposals at the 2001 Annual Meeting or requests in connection therewith should be addressed to Matria Healthcare, Inc., 1850 Parkway Place, Marietta, Georgia 30067, Attention:
Corporate Secretary.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    3 Amended and Restated Bylaws of Matria Healthcare, Inc. effective April 24, 2000.

   11      Computation of Earnings per Share

   27      Financial Data Schedule (for SEC purposes only)

(b)      Reports on Form 8-K

         The Company has not filed any Current Report on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MATRIA HEALTHCARE, INC.


May 11, 2000                       By:   /s/  Donald R. Millard
                                         ----------------------
                                         Donald R. Millard
                                         Director, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                   By:   /s/  George W. Dunaway
                                         ----------------------
                                         George W. Dunaway, Vice President--
                                         Finance and Chief Financial Officer
                                         (Principal Financial Officer)