Form 10-Q
period 2000-06-30
MATRIA HEALTHCARE INC
filed 2000-08-11
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
         For the transition period from ______ to ______

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

                 Yes       X               No
                       ----------             ----------

The number of shares outstanding of the issuer's only class of common stock, $.01 par value, together with associated common stock purchase rights, as of August 1, 2000 was 36,911,432.

                             MATRIA HEALTHCARE, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                  JUNE 30, 2000

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1.      Financial Statements.......................................... 3
Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 11
Item 3.      Quantitative and Qualitative Disclosures About Market Risk....15


PART II--OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders...........16
Item 6.      Exhibits and Reports on Form 8-K..............................17


SIGNATURES   ..............................................................18

                          Part I--Financial Information

Item 1.  Financial Statements

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                 (Amounts in thousands, except per share amounts)
                                 (Unaudited)



                                                                                     June 30,            December 31,
ASSETS                                                                                 2000                  1999
------
                                                                                 -----------------     -----------------

Current assets:
     Cash and cash equivalents                                                             $  725                 9,548
     Short-term investments                                                                   243                 8,243
     Trade accounts receivable, less allowances of $14,092 and
        $14,317 at June 30, 2000 and December 31, 1999, respectively                       48,437                47,489
     Inventories                                                                           10,775                10,406
     Prepaid expenses and other current assets                                              3,698                 3,505
                                                                                          -------               -------
          Total current assets                                                             63,878                79,191
Property and equipment, less accumulated depreciation of $28,103 and
        $27,303 at June 30, 2000 and December 31, 1999, respectively                       20,334                18,418
Intangible assets, less accumulated amortization of $16,444 and
        $11,052 at June 30, 2000 and December 31, 1999, respectively                      134,111               139,352
Deferred income taxes                                                                      32,276                36,725
Cash surrender value of life insurance                                                     12,828                10,803
Other assets                                                                                  567                 1,224
                                                                                        ---------               -------
                                                                                        $ 263,994               285,713
                                                                                        =========               =======


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                 (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    June 30,            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   2000                  1999
------------------------------------
                                                                                -----------------     -----------------

Current liabilities:
     Current installments of long-term debt                                              $ 10,949                10,362
     Accounts payable, principally trade                                                   20,104                18,826
     Accrued liabilities                                                                    8,501                12,349
                                                                                         --------               -------
          Total current liabilities                                                        39,554                41,537
Long-term debt, excluding current installments                                             71,232                91,090
Accrued benefit costs                                                                       7,873                 8,030
Other long-term liabilities                                                                 3,393                 4,807
                                                                                         --------               -------
          Total liabilities                                                               122,052               145,464
                                                                                         --------               -------

Redeemable preferred stock, $.01 par value. Authorized 50,000 shares:
     Series A convertible, redeemable; issued 10 shares at June 30, 2000
        and December 31, 1999; redemption value $10,000                                    10,000                10,000
     Series B redeemable; issued 35 shares at June 30, 2000 and
        December 31, 1999; redemption value $35,000                                        31,224                31,005
                                                                                         --------               -------
          Total redeemable preferred stock                                                 41,224                41,005
                                                                                         --------               -------

Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 100,000 shares:
        issued and outstanding 36,878 and 36,771 shares
        at June 30, 2000 and December 31,1999, respectively                                   369                   368
     Additional paid-in capital                                                           293,363               293,210
     Accumulated deficit                                                                 (188,854)             (196,576)
     Accumulated other comprehensive earnings (loss)                                         (625)                5,777
     Notes receivable and accrued interest from shareholder                                (3,535)               (3,535)
                                                                                        ---------               -------
          Total common shareholders' equity                                               100,718                99,244
                                                                                        ---------               -------
                                                                                        $ 263,994               285,713
                                                                                        =========               =======


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                 (Unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                              --------------------------   --------------------------
                                                                  2000          1999           2000          1999
                                                                  ----          ----           ----          ----

Revenues                                                         $ 62,323        62,302        120,605       121,661

Cost of revenues                                                   31,502        30,462         60,845        61,738
Selling and administrative expenses                                18,424        21,101         36,250        41,662
Provision for doubtful accounts                                     2,049         2,034          3,943         3,940
Amortization of intangible assets                                   2,698         2,601          5,392         5,200
Restructuring expenses                                              1,599             -          1,599             -
                                                                  -------       -------         ------        ------
     Operating earnings                                             6,051         6,104         12,576         9,121
Interest expense, net                                              (1,936)       (2,070)        (4,112)       (3,573)
Other income, net                                                   1,726             4          6,783           161
                                                                  -------       -------         ------        ------
     Earnings before income taxes                                   5,841         4,038         15,247         5,709
Income tax expense                                                  2,275             -          5,925             -
                                                                  -------        ------         ------        ------
      Net earnings                                                  3,566         4,038          9,322         5,709
Preferred stock dividend requirements                                (800)         (800)        (1,600)       (1,449)
Accretion of preferred stock                                         (110)         (110)          (219)         (197)
                                                                  -------        ------         ------        ------
            Net earnings available to common shareholders         $ 2,656         3,128          7,503         4,063
                                                                  =======        ======         ======        ======

Earnings per common share:

          Basic                                                    $ 0.07          0.09           0.20          0.11
                                                                   ======        ======         ======        ======
          Diluted                                                  $ 0.07          0.08           0.19          0.11
                                                                   ======        ======         ======        ======

Weighted average shares outstanding:

          Basic                                                    36,873       36,540          36,848        36,490
                                                                   ======       ======          ======        ======
          Diluted                                                  40,269       40,383          40,634        37,558
                                                                   ======       ======          ======        ======



See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                     ------------------------------
                                                                                          2000             1999
                                                                                          ----             ----

Cash Flows from Operating Activities:
     Net earnings                                                                          $ 9,322             5,709
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
               Depreciation and amortization                                                 8,419             8,347
               Provision for doubtful accounts                                               3,943             3,940
               Deferred tax expense                                                          5,925                 -
               Gains on sales of investments                                                (6,077)                -
               Other                                                                           757                 -
               Changes in assets and liabilities, net of effect of acquisitions:
                    Trade accounts receivable                                               (5,189)           (5,396)
                    Inventories, prepaids and other current assets                            (796)            1,711
                    Intangible and other noncurrent assets                                  (2,718)           (2,328)
                    Accounts payable                                                         1,278            (3,954)
                    Accrued and other liabilities                                           (3,742)           (3,417)
                                                                                            -------           -------
                         Net cash provided by operating activities                          11,122             4,612
                                                                                            -------           -------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                                    (5,900)           (3,786)
     Proceeds from sales of short-term investments                                           7,298             2,859
     Acquisition of businesses, net of cash acquired                                             -           (93,019)
                                                                                            -------          --------
               Net cash provided by (used in) investing activities                           1,398           (93,946)
                                                                                            -------          --------
Cash Flows from Financing Activities:
     Borrowings under credit agreement                                                       3,000           108,000
     Proceeds from issuance of debt                                                            891               711
     Principal repayments of long-term debt                                                (23,703)          (17,669)
     Proceeds from issuance of common stock                                                    369               346
     Preferred stock dividend payments                                                      (1,600)             (649)
                                                                                            -------         ---------
               Net cash provided by (used in) financing activities                         (21,043)           90,739
                                                                                           --------         ---------
Effect of foreign currency exchange rate changes                                              (300)             (272)
                                                                                           --------         ---------
               Net increase (decrease) in cash and cash equivalents                         (8,823)            1,133
Cash and cash equivalents at beginning of period                                             9,548             9,109
                                                                                           --------         ---------
Cash and cash equivalents at end of period                                                 $   725            10,242
                                                                                           =======          =========
Supplemental disclosures of cash paid for:

     Interest                                                                              $ 5,211             2,852
                                                                                           =======          =========
     Income taxes                                                                          $ 1,272                 -
                                                                                           =======          =========

See accompanying notes to consolidated condensed financial statements.

              Notes to Consolidated Condensed Financial Statements

             (Amounts in thousands, except share and per share amounts)
                                  (Unaudited)

1.  General

         The consolidated condensed financial statements as of June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet data for December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results for the full year ending December 31, 2000.

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

3.  Comprehensive Earnings

         Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings for the three-month and six-month periods ended June 30, 2000 were $3,187 and $5,405, respectively, and for the corresponding periods in 1999 were $3,932 and $5,437, respectively.

4.  Acquisitions

     During the first quarter of 1999, the Company completed the acquisition of substantially all of the assets of the Gainor Medical Management, L.L.C. ("Gainor Medical") business. The acquisition agreement provided for an additional contingent purchase price adjustment based on 1999 financial performance of the Gainor Medical business. In June 2000, although the contingent purchase price adjustments had not been finalized, the agreed-upon contingent consideration of $13,319 was paid by the issuance of a subordinated note to the sellers. Subsequent to June 30, 2000, a final purchase price adjustment of $400 has been tentatively agreed upon and, when finalized, will be paid by the issuance of an additional subordinated note. These notes bear an interest rate of 12% per annum, 8% to be paid quarterly and 4% accruing to maturity, and principal payments will be made in the amount of one-third of the original note amount on each of the third, fourth and fifth anniversaries of the notes. Estimated amounts of contingent consideration of $13,000 and $13,319 at December 31, 1999 and March 31, 2000, respectively, were reflected in goodwill and long-term debt on the consolidated balance sheets. The additional final agreed-upon consideration will be recorded in the third quarter of 2000.

5.  Long-Term Debt

         As of June 30, 2000, the Company had $65,895 outstanding under its $125,000 five-year bank credit facility. This facility, which initially consisted of an $80,000 term loan facility and a $45,000 revolving credit facility, is collateralized by accounts receivable, inventories and certain assets of the Company. Borrowings under this agreement bear interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or (ii) the LIBOR rate plus 2.25% to 3.25%. As of June 30, 2000, interest rates ranged from 8.9375% to 9.3125%. The facility requires a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios and certain limitations are placed on cash dividends. At June 30, 2000, the Company was in compliance with these requirements.

6.  Restructuring

     During the second quarter of 2000, the Company incurred restructuring expenses of $1,599 related to its decision to exit its clinical patient record software business, Clinical-Management Systems, Inc. Of these costs, $568 relates to customer contract fulfillment costs, $518 relates to remaining software development costs, $312 relates to payroll costs and related involuntary severance of employees and $201 relates to other costs and expenses for the shutdown of the business. Accrued restructuring expenses at June 30, 2000 were $1,154.

7.  Income Taxes

         As of December 31, 1999, the deferred income tax asset valuation allowance was eliminated and the full amount of deferred income tax assets, totaling $36,725, was reflected on the consolidated balance sheet. Beginning in 2000, the Company is recognizing income tax expense, including a $2,275 provision in the second quarter and a $5,925 provision for the six months ending June 30, 2000. No income tax provision was recorded in the comparable period in 1999 due to the Company's unrecognized deferred income tax assets, primarily resulting from net operating loss carryforwards. No significant cash outflows for income taxes are expected in the near future, other than alternative minimum taxes and foreign taxes, since, as of June 30, 2000, the Company's deferred income tax asset of $32,276 will be available to offset future tax liabilities.

8.  Business Segment Information

         The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately and the Company evaluates performance based on operating earnings of the respective business unit.

         The Company's operations are classified into three reportable business segments: Women's Health, Diabetes Supplies and Services and Cardiovascular. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education and management; home uterine contraction monitoring; infusion therapy; gestational diabetes management; and other monitoring and clinical services as prescribed by the patient's physician. The Diabetes Supplies and Services segment has two components: diabetes disease management services and microsampling products, which are products used to obtain and test small samples of bodily fluids. The Cardiovascular segment provides cardiac event monitoring, holter monitoring and pacemaker follow-up services. The Other segments include three business segments that are below the quantitative threshold for disclosure: respiratory disease management, clinical records software and services (business was exited in the second quarter of 2000) and infertility practice management services (sold during the third and fourth quarters of 1999).

         The accounting policies of the segments are the same as those for the consolidated entity. There are no intersegment sales, and operating earnings
(loss) by business segment excludes interest income, interest expense, and corporate expenses.

         Summarized financial information as of and for the six-month periods ended June 30, 2000 and 1999 by business segment follows:

                                                               Revenues                         Operating earnings

                                                     ------------------------------    --------------------------------
                                                         2000             1999                2000            1999
                                                     --------------   -------------       -------------   -------------

Women's Health                                             $55,230          55,294              12,853           6,981
Diabetes Supplies and Services                              56,004          52,632               5,083           4,514
Cardiovascular                                               8,662           7,600                 612           1,493
Other segments                                                 709           6,135              (2,620)         (1,656)
                                                           -------         -------              -------         -------
         Total segments                                    120,605         121,661              15,928          11,332
General corporate                                                -               -              (3,352)         (2,211)
Interest expense, net                                            -               -              (4,112)         (3,573)
Other income, net                                                -               -               6,783             161
                                                           -------         -------              -------         -------
         Consolidated revenues and earnings
            before income taxes                           $120,605         121,661              15,247           5,709
                                                          ========         =======              =======         =======

                                                           Identifiable assets
                                                       ---------------------------
                                                       June 30,         December 31,
                                                         2000             1999
                                                       -------------  -------------

Women's Health                                            $ 36,452          39,575
Diabetes Supplies and Services                             148,905         153,772
Cardiovascular                                              25,164          21,906
Other segments                                               1,021           2,462
General corporate                                           52,452          67,998
                                                          --------         -------
         Consolidated assets                              $263,994         285,713
                                                          ========         =======


         The  Company's   revenues  from   operations   outside  the  U.S.  were
approximately 11% of total revenues of the six months in both 2000 and 1999. No single customer accounted for 10% of consolidated net revenue in either period.

9.  Pending Accounting Pronouncements

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


10.  Gain on Disposition of Assets

         During the second quarter of 2000, the Company recognized a gain of $1,371 from the 1999 sale of assets of the clinics of its former infertility business, National Reproductive Medical Centers ("NRMC"). At December 31, 1999, the Company's balance sheet reflected notes receivable from the purchasers of NRMC totaling $1,079, and liabilities for patient refunds and reserves for potentially uncollectible notes receivable and facility lease obligations totaling $2,751. In June 2000, the Company received $750 in full settlement of notes receivable from one purchaser. The recognized gain reflects realization of most of the proceeds and a re-assessment of remaining patient refunds and other obligations. The gain is reflected in "other income" in the consolidated condensed statements of operations.

11.  Sales of Short-Term Investments

         During the first quarter of 2000, the Company sold shares of Healtheon/WebMD Corporation stock generating proceeds of $6,809 and gains of $5,789. During the second quarter of 2000, the Company sold additional shares and generated proceeds of $489 and gains of $288. These gains are reflected in "other income" in the consolidated condensed statements of operations. At June 30, 2000, the Company has a remaining investment in Healtheon/WebMD of 16,423 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         During the second quarter of 2000, the Company decided to exit its clinical patient record software business, Clinical-Management Systems, Inc. ("CMS"), and, as a result, suspended its sales efforts and fully reserved the value of any remaining assets.

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

Results of Operations

         Revenues remained relatively unchanged in the three-month period ended June 30, 2000 and decreased $1.056 million, or 0.9%, for the six months ended June 30, 2000 as compared to the same periods in 1999. Excluding the revenues generated by NRMC, which was divested during the second half of 1999, revenues increased by 5.0% for the three-month period and 4.0% for the six-month period. During the three-month and six-month periods of 1999, NRMC had revenues of $2.948 million and $5.711 million, respectively. Revenues of the Diabetes Supplies and Services segment increased by $2.298 million, or 8.6%, and $3.372 million, or 6.4%, for the three-month and six-month periods, respectively. The Cardiovascular segment also achieved revenue increases of $0.215 million, or 5.5%, and $1.062 million, or 14.0%, for the three-month and six-month periods, respectively.

         Cost of revenues as a percentage of revenues increased to 50.5% for the three-month period ended June 30, 2000 from 48.9% for the same period in 1999, due primarily to a change in the mix of microsampling products sold in the Diabetes Supplies and Services segment. For the six-month periods, cost of revenues as a percentage of revenues was relatively constant at 50.4% in 2000 and 50.7% in 1999.

         Selling and administrative expenses as a percentage of revenues decreased to 29.6% and 30.1% for the three-month and six-month periods ended June 30, 2000 from 33.9% and 34.2% for the same periods in 1999 primarily due to economies of scale achieved from the 1999 restructuring efforts within the Women's Health segment and cost reductions in the Diabetes Supplies and Services segment.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health and Cardiovascular segments was approximately 5% for the three-month and six-month periods ended June 30, 2000 and 1999. The provision for doubtful accounts as a percentage of revenues in the Diabetes Supplies and Services segment was approximately 1% for the three-month and six-month periods of 2000 and 1999. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. Therefore, the provision rate could vary on a quarterly basis.

         Amortization of intangible assets increased by $0.097 million and $0.192 million in the three-month and six-month periods of 2000 compared to the same periods in 1999 due to additional amortization resulting from recording $13.319 million of incremental goodwill related to the contingent consideration for the Gainor Medical acquisition.

         During the second quarter of 2000, the Company recorded restructuring expenses of $1.599 million related to its decision to exit its clinical patient record software business of CMS. Of these costs, $0.568 million relates to customer contract fulfillment costs, $0.518 million relates to remaining software development costs, $0.312 million relates to payroll costs and related involuntary severance of employees and $0.201 million relates to other costs and expenses for the shutdown of the business. At June 30, 2000, estimated future restructuring expenditures of $1.154 million has been included in accrued liabilities.

         Interest expense decreased 6.5% for the three-month period June 30, 2000 compared to the same period in 1999 primarily due to a lower average outstanding debt balance in 2000. Interest expense increased 15.1% for the six-month period due primarily to an increase in the number of days the Gainor Medical acquisition debt was outstanding and due to higher interest rates.

         During the second quarter of 2000, the Company recognized a gain of $1.371 million from the 1999 sale of assets of NRMC. At December 31, 1999, the Company's balance sheet reflected notes receivable from the purchasers of NRMC totaling $1.079 million, and liabilities for patient refunds and reserves for potentially uncollectible notes receivable and facility lease obligations totaling $2.751 million. In June 2000, the Company received $0.750 million in full settlement of notes receivable from one purchaser. The recognized gain reflects realization of most of the proceeds and a re-assessment of remaining patient refunds and other obligations.

         Other income for the three months and six months ended June 30, 2000 also includes gains of $0.288 million and $6.077 million, respectively, from $0.489 million and $7.298 million, respectively, in proceeds from sales of the Company's investment in Healtheon/WebMD Corporation. See "Liquidity and Capital Resources" below where the use of these proceeds is discussed.

         As of December 31, 1999, the deferred income tax asset valuation allowance was eliminated and the full amount of deferred income tax assets, totaling $36.725 million, was reflected on the consolidated balance sheet. Beginning in 2000, the Company is recognizing income tax expense, including a $2.275 million provision in the second quarter and $5.925 million provision in the first six months of 2000. No income tax provision was recorded in the comparable period in 1999 due to the Company's unrecognized deferred income tax assets, primarily resulting from net operating loss carryforwards. No significant cash outflows for income taxes are expected in the near future, other than alternative minimum taxes and foreign taxes, since, as of June 30, 2000, the Company's deferred income tax asset of $32.276 million will be available to offset future tax liabilities.

Liquidity and Capital Resources

         As of June 30, 2000, the Company had cash and short-term investments of $0.968 million. Net cash provided by operating activities increased to $11.122 million for the six-month period ended June 30, 2000, compared to $4.612 million for the same period of 1999. Contributing to this cash flow improvement was a 36.6% improvement in operating earnings, excluding amortization of intangible assets and restructuring charges, from $14.321 million to $19.567 million.

         The Company's accounts receivable days' sales outstanding decreased from 73 days as of March 31, 2000 to 70 days' sales as of June 30, 2000, as compared to 69 days' sales as of December 31, 1999. Reductions of accounts receivable days' sales outstanding in the Women's Health segment from 90 days' sales at December 31, 1999 to 85 days' sales and 79 days' sales as of March 31, 2000 and June 30, 2000, respectively, were partially offset by higher days' sales outstanding of the Cardiovascular segment resulting from a conversion to a new billing system.

         Capital expenditures of $5.900 million in the first six months of 2000 relate primarily to the purchases of patient equipment to support revenue growth in the Cardiovascular segment and for the upgrade and expansion of computer information systems in all segments of the Company. The Company expects to expend approximately $11.500 million for capital items in 2000.

         During the six months ended June 30, 2000, the Company sold 203,393 shares of Healtheon/WebMD resulting in proceeds of approximately $7.298 million. As of June 30, 2000, the Company had 16,423 shares of this investment remaining. The Company used these proceeds, along with available cash and cash derived from operations to repay a total of $20.100 million of its bank credit facility during the six months ended June 30, 2000. At June 30, 2000, the Company had a total of $65.895 million outstanding under this facility.

     During the first quarter of 1999, the Company completed the acquisition of substantially all of the assets of the Gainor Medical Management, L.L.C. ("Gainor Medical") business. The acquisition agreement provided for an additional contingent purchase price adjustment based on 1999 financial performance of the Gainor Medical business. In June 2000, although the contingent purchase price adjustments had not been finalized, the agreed-upon contingent consideration of $13.319 million was paid by the issuance of a subordinated note to the sellers. Subsequent to June 30, 2000, a final purchase price adjustment of $0.400 million has been tentatively agreed upon and, when finalized, will be paid by the issuance of an additional subordinated note.
Estimated amounts of contingent consideration of $13.000 million and $13.319 million at December 31, 1999 and March 31, 2000, respectively, were reflected in goodwill and long-term debt on the consolidated balance sheets. The additional final agreed-upon consideration will be recorded in the third quarter of 2000. (See Note 4)

         The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows and borrowing capacities under the existing credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new projects.

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

         The Company's primary interest rate risk relates to its variable rate bank credit facility. At June 30, 2000, the Company's total variable rate long-term debt obligation was $65.895 million. A hypothetical 10% increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $0.600 million.

     The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 11% of total revenues in the first six months of 2000. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the German Deutsche mark would impact annual net earnings by approximately $0.250 million.

                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The directors of the Company are divided into three classes. The class comprised of Donald R. Millard, Rod F. Dammeyer and Carl E. Sanders will continue to serve until the 2002 annual meeting of stockholders and until their successors are elected and qualified. The class comprised of Parker H. Petit, Frank D. Powers and Morris S. Weeden will continue to serve until the 2001 annual meeting of stockholders and until their successors are elected and qualified.

         At the annual meeting of stockholders of the Company held May 18, 2000 (the "Meeting"), the following directors were elected, each of whom will serve until the 2003 annual meeting of stockholders and until their successors are elected and qualified:

Nominee                          Affirmative Votes             Withheld Votes

Mark J. Gainor                      32,695,831                   794,942
Jackie M. Ward                      32,689,950                   800,823
Frederick P. Zuspan, M.D.           32,658,319                   832,454

Following the Meeting on May 18, 2000, two new directors were elected as directors by the Board of Directors to fill vacancies created by increasing the size of the Board of Directors from nine to eleven members. Mr. Donald W. Weber was elected as a Class III director to serve until the 2001 annual meeting of stockholders or until his successor is elected and qualified and Mr. Thomas S. Stribling was elected as a Class I director to serve until the 2002 annual meeting of stockholders or until his successor is elected and qualified. In addition, Mr. Frank D. Powers resigned as a Class III director and Mr. Jeffrey
D. Koepsell was elected to fill the vacancy created to serve until the 2001 annual meeting of stockholders or until his successor is elected and qualified.

         In addition, the following proposals were approved at the Meeting:

         Approval to adopt the Matria Healthcare, Inc. 2000 Stock Incentive
         Plan:

 Affirmative Votes  Negative Votes     Absentions      Broker Non-votes

    13,918,050         9,330,051          87,047           10,155,625

         Approval to adopt the Matria Healthcare, Inc. 2000 Director's Non-Qualified Stock Option Plan:

Affirmative Votes  Negative Votes     Absentions      Broker Non-votes

    19,183,548         4,024,978          126,622          10,155,625

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

    4      Non-Negotiable Subordinated Promissory Note, dated June 9, 2000

   10.1 Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 16, 2000

   10.2 Amendment to Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 18, 2000

   11      Computation of Earnings per Share

   27      Financial Data Schedule (for SEC purposes only)


(b)      Reports on Form 8-K

         The Company has not filed any Current Report on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MATRIA HEALTHCARE, INC.


August 11, 2000                         By:   /s/  Donald R. Millard
                                             ----------------------
                                             Donald R. Millard
                                             Director, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                         By:   /s/  George W. Dunaway

                                              ----------------------
                                             George W. Dunaway, Vice President--
                                             Finance and Chief Financial Officer
                                             (Principal Financial Officer)