Form 10-Q
period 2000-09-30
MATRIA HEALTHCARE INC
filed 2000-11-14
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

                      Yes       X               No

The number of shares outstanding of the issuer's only class of common stock, $.01 par value, together with associated common stock purchase rights, as of November 1, 2000 was 36,953,333.

                           MATRIA HEALTHCARE, INC.
                       QUARTERLY REPORT ON FORM 10-Q
                             SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

         Item 1.      Financial Statements.................................. 3
         Item 2.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................11
         Item 3.      Quantitative and Qualitative Disclosures About
                         Market Risk........................................15


PART II--OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K......................16


SIGNATURES..................................................................17

                          Part I--Financial Information

Item 1.  Financial Statements

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
               (Amounts in thousands, except per share amounts)
                                (Unaudited)


                                                                                     September 30,            December 31,
ASSETS                                                                                   2000                    1999
                                                                                   ------------------      -----------------

Current assets:
     Cash and cash equivalents                                                               $ 2,163              9,548
     Short-term investments                                                                      250              8,243
     Trade accounts receivable, less allowances of $13,322 and
        $14,317 at September 30, 2000 and December 31, 1999, respectively                     49,029             47,489
     Inventories                                                                              11,759             10,406
     Prepaid expenses and other current assets                                                 3,980              3,505
                                                                                             -------            -------
         Total current assets                                                                 67,181             79,191
Property and equipment, less accumulated depreciation of $29,884 and
        $27,303 at September 30, 2000 and December 31, 1999, respectively                     20,971             18,418
Intangible assets, less accumulated amortization of $19,144 and
        $11,052 at September 30, 2000 and December 31, 1999, respectively                    131,816            139,352
Deferred income taxes                                                                         31,057             36,725
Cash surrender value of life insurance                                                        12,618             10,803
Other assets                                                                                     892              1,224
                                                                                             -------            -------
                                                                                            $264,535            285,713
                                                                                             =======            =======


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
               (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                                                       September 30,       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                       2000                1999
                                                                                     ------------------  ------------------


Current liabilities:
     Current installments of long-term debt                                              $ 11,491               10,362
     Accounts payable, principally trade                                                   20,727               18,826
     Accrued liabilities                                                                    9,651               12,349
                                                                                          -------              -------
          Total current liabilities                                                        41,869               41,537
Long-term debt, excluding current installments                                             68,887               91,090
Accrued benefit costs                                                                       7,092                8,030
Other long-term liabilities                                                                 3,467                4,807
                                                                                          -------              -------
          Total liabilities                                                               121,315              145,464
                                                                                          -------              -------
Redeemable preferred stock, $.01 par value. Authorized 50,000 shares:
     Series A convertible, redeemable; issued 10 shares at September 30, 2000
        and December 31, 1999; redemption value $10,000                                    10,000               10,000
     Series B redeemable; issued 35 shares at September 30, 2000 and
        December 31, 1999; redemption value $35,000                                        31,335               31,005
                                                                                          -------              -------
          Total redeemable preferred stock                                                 41,335               41,005
                                                                                          -------              -------
Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 100,000 shares:
        issued and outstanding 36,912 and 36,771 shares
        at September 30, 2000 and December 31,1999, respectively                              369                  368
     Additional paid-in capital                                                           293,383              293,210
     Accumulated deficit                                                                 (187,191)            (196,576)
     Accumulated other comprehensive earnings (loss)                                       (1,141)               5,777
     Notes receivable and accrued interest from shareholder                                (3,535)              (3,535)
                                                                                          -------              -------
          Total common shareholders' equity                                               101,885               99,244
                                                                                          -------              -------
                                                                                        $ 264,535              285,713
                                                                                          =======              =======


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
                                                              --------------------------   --------------------------
                                                                   2000          1999           2000          1999

Revenues                                                         $ 61,402        63,899        182,007       185,560

Cost of revenues                                                   31,227        32,047         92,072        93,785
Selling and administrative expenses                                19,514        19,432         55,764        61,094
Provision for doubtful accounts                                     1,956         1,947          5,899         5,887
Amortization of intangible assets                                   2,701         2,610          8,093         7,810
Restructuring expenses                                                 -          1,983          1,599         1,983
                                                                   ------        ------         ------        ------
          Operating earnings                                        6,004         5,880         18,580        15,001
Interest expense, net                                              (2,007)       (2,086)        (6,119)       (5,659)
Other income (expense), net                                            41           (57)         6,824           104
                                                                   ------        ------         ------        ------
          Earnings before income taxes                              4,038         3,737         19,285         9,446

Income tax benefit (expense)                                       (1,575)        4,000         (7,500)        4,000
                                                                   ------        ------         ------        ------
          Net earnings                                              2,463         7,737         11,785        13,446
Preferred stock dividend requirements                                (800)         (800)        (2,400)       (2,249)
Accretion of preferred stock                                         (111)         (110)          (330)         (307)
                                                                   ------        ------         ------        ------
            Net earnings available to common shareholders         $ 1,552         6,827          9,055        10,890
                                                                   ======        ======         ======        ======
Earnings per common share:
          Basic                                                   $  0.04          0.19           0.25          0.30
                                                                   ======        ======         ======        ======
          Diluted                                                 $  0.04          0.17           0.23          0.28
                                                                   ======        ======         ======        ======
Weighted average shares outstanding:

          Basic                                                    36,907        36,667         36,867        36,549
                                                                   ======        ======         ======        ======
          Diluted                                                  40,013        41,336         40,427        40,378
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

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)



                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ------------------------------


                                                                                             2000             1999
Cash Flows from Operating Activities:
     Net earnings                                                                         $ 11,785           13,446
      Adjustments to reconcile net earnings to net cash
          provided by operating activities:
               Depreciation and amortization                                                12,793           12,631
               Provision for doubtful accounts                                               5,899            5,887
               Deferred tax (benefit) expense                                                7,500           (4,000)
               Gains on sales of investments                                                (6,077)               -
               Changes in assets and liabilities, net of effect of acquisitions:
                    Trade accounts receivable                                               (7,662)          (9,891)
                    Inventories, prepaids and other current assets                          (2,075)            (812)
                    Intangible and other noncurrent assets                                  (4,034)          (2,964)
                    Accounts payable                                                         2,192           (1,953)
                    Accrued and other liabilities                                           (1,931)          (5,508)
                                                                                            ------           ------
                         Net cash provided by operating activities                          18,390            6,836
                                                                                            ------           ------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                                    (7,995)          (5,982)
     Proceeds from sales of short-term investments                                           7,298            2,859
     Acquisition of businesses, net of cash acquired                                             -          (93,019)
                                                                                            ------           ------

               Net cash used in investing activities                                          (697)         (96,142)
                                                                                            ------           ------
Cash Flows from Financing Activities:
     Borrowings under credit agreement                                                       7,000          108,000
     Proceeds from issuance of debt                                                            891              891
     Principal repayments of long-term debt                                                (30,172)         (22,045)
     Proceeds from issuance of common stock                                                    369              635
     Preferred stock dividend payments                                                      (2,400)          (1,449)
                                                                                            ------           ------
                Net cash provided by (used in) financing activities                         (24,312)         86,032
                                                                                            ------           ------
Effect of foreign currency exchange rate changes                                              (766)            (235)
                                                                                            ------           ------
               Net decrease in cash and cash equivalents                                    (7,385)          (3,509)
Cash and cash equivalents at beginning of period                                             9,548            9,109
                                                                                            ------           ------
Cash and cash equivalents at end of period                                                 $ 2,163            5,600
                                                                                            ======           ======
Supplemental disclosure of cash paid for:
     Interest                                                                              $ 6,577            5,534
                                                                                            ======           ======
     Income taxes                                                                          $ 1,686                -
                                                                                            ======           ======
Supplemental disclosure of noncash investing and financing activities:

     Equipment acquired under capital lease obligations                                    $   266           $  526
                                                                                            ======           ======


See accompanying notes to consolidated condensed financial statement

            Notes to Consolidated Condensed Financial Statements
        (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)

1.  General

         The consolidated condensed financial statements as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet data for December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results for the full year ending December 31, 2000.

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

3.  Comprehensive Earnings

         Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings for the three-month and nine-month periods ended
September 30, 2000 were $2,148 and $7,553, respectively, and for the corresponding periods in 1999 were $7,774 and $13,211, respectively.

4.  Acquisitions

         During the first quarter of 1999, the Company completed the acquisition of substantially all of the assets of the Gainor Medical Management, L.L.C. ("Gainor Medical") business. The acquisition agreement provided for an additional contingent purchase price adjustment based on 1999 financial performance of the Gainor Medical business. In August 2000, a final purchase price adjustment of $400 was agreed upon and was paid by the issuance of an additional subordinated note. As of September 30, 2000, total purchase price adjustments of $13,719 were reflected in the consolidated condensed balance sheets. The subordinated notes associated with the acquisition bear an interest rate of 12% per annum, 8% to be paid quarterly and 4% accruing to maturity, and principal payments will be made in the amount of one-third of the original note amount on each of the third, fourth and fifth anniversaries of the notes.

5.  Long-Term Debt

         As of September 30, 2000, the Company had $63,782 outstanding under its $125,000 five-year bank credit facility. This facility, which initially consisted of an $80,000 term loan facility and a $45,000 revolving credit facility, is collateralized by accounts receivable, inventories and certain assets of the Company. Borrowings under this agreement bear interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or (ii) the LIBOR rate plus 2.25% to 3.25%. As of September 30, 2000, interest rates ranged from 9.1250% to 9.3125%. The facility requires a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios and certain limitations are placed on cash dividends. At September 30, 2000, the Company was in compliance with these requirements.

6.  Restructuring

         During the second quarter of 2000, the Company incurred restructuring expenses of $1,599 related to its decision to exit its clinical patient record software business, Clinical-Management Systems, Inc. Of these costs, $568 related to customer contract fulfillment costs, $518 related to remaining software development costs, $312 related to payroll costs and related involuntary severance of employees and $201 related to other costs and expenses for the shutdown of the business. Accrued restructuring expenses at September 30, 2000 were $960.

7.  Income Taxes

         As of December 31, 1999, the deferred income tax asset valuation allowance was eliminated and the full amount of deferred income tax assets, totaling $36,725, was reflected on the consolidated balance sheet. Beginning in 2000, the Company is recognizing income tax expense, including a $1,575 provision in the third quarter and a $7,500 provision for the nine months ended September 30, 2000. In the third quarter of 1999, the Company recorded a $4,000 income tax benefit resulting from a reduction in the valuation allowance due to continued improved operating results. No significant cash outflows for income taxes are expected in the near future, other than alternative minimum taxes and foreign taxes, since, as of September 30, 2000, the Company's net operating losses reflected in the deferred income tax asset will be available to offset future tax liabilities.

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

         The accounting policies of the segments are the same as those for the consolidated entity. There are no intersegment sales, and operating earnings by business segment excludes interest income, interest expense, and corporate expenses.

         Summarized financial information as of and for the nine-month periods ended September 30, 2000 and 1999 by business segment follows:


                                                                Revenues                      Operating earnings

                                                   ------------------------------------  ------------------------------
                                                         2000               1999              2000            1999
                                                   ------------------  ----------------   -------------   -------------

Women's Health                                               $82,014            82,179          18,296         10,822
Diabetes Supplies and Services                                86,402            81,590           8,226          7,589
Cardiovascular                                                12,630            11,500             293          2,041
Other segments                                                   961            10,291          (3,106)        (1,490)
                                                             -------           -------         -------        -------
         Total segments                                      182,007           185,560          23,709         18,962
General corporate                                                  -                 -          (5,129)        (3,961)
Interest expense, net                                              -                 -          (6,119)        (5,659)
Other income, net                                                  -                 -           6,824            104
                                                             -------           -------         -------        -------
         Consolidated revenues and earnings
            before income taxes                            $ 182,007           185,560          19,285          9,446
                                                             =======           =======         =======        =======


                                                             Identifiable assets

                                                   ------------------------------------
                                                     September 30,       December 31,
                                                         2000               1999
                                                   ------------------  ----------------

Women's Health                                              $ 36,296            39,575
Diabetes Supplies and Services                               149,538           153,772
Cardiovascular                                                25,244            21,906
Other segments                                                   582             2,462
General corporate                                             52,875            67,998
                                                             -------           -------
         Consolidated assets                               $ 264,535           285,713
                                                             =======           =======


         The Company's revenues from operations outside the U.S. were approximately 11% and 10% of total revenues for the nine months ended September 2000 and 1999, respectively. No single customer accounted for 10% of consolidated net revenue in either period.

9.  Pending Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which (as amended through issuance of Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of FASB Statement No. 133") is effective for 2001, requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 adds to the guidance related to accounting for derivative instruments and hedging activities. The Company is analyzing the implementation requirements and currently does not anticipate there will be a material impact on the results of operations or financial position after adoption of SFAS No. 133 or SFAS No. 138.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes existing guidance on revenue recognition. The implementation date of SAB No. 101 is no later than the fourth quarter of 2000. The Company does not anticipate that implementation of SAB No. 101 will have a material impact on the Company's financial statements.

10.  Gain on Disposition of Assets

         During the three-month and nine-month periods of 2000, the Company recognized gains of $100 and $1,471, respectively, from the 1999 sale of assets of the clinics of its former infertility business, National Reproductive Medical Centers ("NRMC"). At December 31, 1999, the Company's balance sheet reflected notes receivable from the purchasers of NRMC totaling $1,079, and liabilities for patient refunds and reserves for potentially uncollectible notes receivable and facility lease obligations totaling $2,751. In June 2000, the Company received $750 in full settlement of notes receivable from one purchaser. The recognized gains reflect the realization of most of the proceeds and a re-assessment of remaining patient refunds and other obligations. The gain is reflected in "other income" in the consolidated condensed statements of operations.

11.  Sales of Short-Term Investments

         During the first and second quarters of 2000, the Company sold shares of Healtheon/WebMD Corporation stock generating proceeds of $7,298 and gains of $6,077. These gains are reflected in "other income" in the consolidated condensed statements of operations. At September 30, 2000, the Company has a remaining investment in Healtheon/WebMD of 16,423 shares.

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

Results of Operations

         Revenues decreased $2.5 million, or 3.9%, and $3.6 million, or 1.9%, for the three and nine-month periods ended September 30, 2000 as compared to the same periods in 1999. Excluding the revenues generated by NRMC, which was divested during the second half of 1999, revenues increased by 1.5% for the three-month period and 3.2% for the nine-month period. During the three-month and nine-month periods of 1999, NRMC had revenues of $3.4 million and $9.1 million, respectively. Revenues of the Diabetes Supplies and Services segment increased by $1.4 million, or 5.0%, and $4.8 million, or 5.9%, for the three-month and nine-month periods, respectively. The Cardiovascular segment also achieved revenue increases of $69,000, or 1.8%, and $1.1 million, or 9.8%, for the three-month and nine-month periods, respectively.

         Cost of revenues as a percentage of revenues increased slightly to 50.9% for the three-month period ended September 30, 2000 from 50.2% for the same period in 1999. For the nine-month periods, cost of revenues as a percentage of revenues was relatively constant at 50.6% in 2000 and 50.5% in 1999.

         Selling and administrative expenses as a percentage of revenues increased to 31.8% for the three-month period ended September 30, 2000 from 30.4% for the same period in 1999 primarily due to increased Corporate segment expenses primarily in the information technologies area relating to the development and expansion of the Company's new disease management technology platform, the TRAX(TM) system. Selling and administrative expenses as a percent of revenue decreased to 30.6% for the nine-month period in 2000 compared to 32.9% in 1999 due to economies of scale achieved from the 1999 restructuring efforts within the Women's Health segment and cost reductions in the Diabetes Supplies and Services segment.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health and Cardiovascular segments was approximately 5% for the three-month and nine-month periods ended September 30, 2000 and 1999. The provision for doubtful accounts as a percentage of revenues in the Diabetes Supplies and Services segment was approximately 1% for the three-month and nine-month periods of 2000 and 1999. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors.

         Amortization of intangible assets increased by $91,000 and $283,000 in the three-month and nine-month periods of 2000 compared to the same periods in 1999 due to additional amortization resulting from recording $13.7 million of incremental goodwill related to the contingent consideration for the Gainor Medical acquisition.

         During the second quarter of 2000, the Company recorded restructuring expenses of $1.6 million related to its decision to exit its clinical patient record software business of CMS. Of these costs, $568,000 related to customer contract fulfillment costs, $518,000 related to remaining software development costs, $312,000 related to payroll costs and related involuntary severance of employees and $201,000 related to other costs and expenses for the shutdown of the business. At September 30, 2000, estimated future restructuring expenditures of $960,000 has been included in accrued liabilities. During the third quarter of 1999, the Company incurred approximately $2.0 million of restructuring costs related to the implementation of a consolidation plan for the Women's Health segment to reduce the number of monitoring centers from 38 to 21.

         Interest expense decreased 3.8% for the three-month period ended September 30, 2000 compared to the same period in 1999 primarily due to a lower average outstanding debt balance in 2000. Interest expense increased 8.1% for the nine-month period due primarily to an increase in the number of days the Gainor Medical acquisition debt was outstanding and due to higher interest rates.

         During the three and nine-month periods of 2000, the Company recognized gains of $100,000 and $1.5 million from the 1999 sale of assets of NRMC. At December 31, 1999, the Company's balance sheet reflected notes receivable from the purchasers of NRMC totaling $1.1 million, and liabilities for patient refunds and reserves for potentially uncollectible notes receivable and facility lease obligations totaling $2.8 million. In June 2000, the Company received $750,000 in full settlement of notes receivable from one purchaser. The recognized gains reflect realization of most of the proceeds and a re-assessment of remaining patient refunds and other obligations.

         Other income for nine months ended September 30, 2000 also includes gains of $6.1 million from $7.3 million in proceeds from sales of the Company's investment in Healtheon/WebMD Corporation. See "Liquidity and Capital Resources" below where the use of these proceeds is discussed.

         As of December 31, 1999, the deferred income tax asset valuation allowance was eliminated and the full amount of deferred income tax assets, totaling $36.7 million, was reflected on the consolidated balance sheet. Beginning in 2000, the Company is recognizing income tax expense, including a $1.6 million provision in the third quarter and $7.5 million provision in the first nine months of 2000. In the comparable periods in 1999, the Company recorded a $4.0 million income tax benefit resulting from a reduction in the deferred tax valuation allowance due to continued improved operating results. No significant cash outflows for income taxes are expected in the near future, other than alternative minimum taxes and foreign taxes, since, as of September 30, 2000, the Company's net operating losses reflected in the deferred income tax asset will be available to offset future tax liabilities.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had cash and short-term investments of $2.2 million. Net cash provided by operating activities increased to $18.4 million for the nine-month period ended September 30, 2000, compared to $6.8 million for the same period of 1999. Contributing to this cash flow improvement was a 14.0% improvement in operating earnings, excluding amortization of intangible assets and restructuring charges, from $24.8 million to $28.3 million. The remainder of the increase in cash provided by operations was primarily the result of reductions in accounts payable and accrued liabilities in 1999.

         The Company's accounts receivable days' sales outstanding increased to 72 days' sales as of September 30, 2000 from 69 days' sales as of December 31, 1999. Reductions of accounts receivable days' sales outstanding in the Women's Health segment from 90 days' sales as of December 31, 1999 to 83 days' sales as of September 30, 2000 were offset by an increase in accounts receivable days' sales outstanding of the Cardiovascular segment resulting from a conversion to a new billing system.

     Capital expenditures of $8.0 million in the first nine months of 2000 relate primarily to purchases of patient equipment to support revenue growth in the Cardiovascular segment and for the upgrade and expansion of computer information systems in all segments of the Company. The Company expects to expend approximately $11.5 million for capital items in 2000.

     During the nine months ended September 30, 2000, the Company sold 203,393 shares of Healtheon/WebMD resulting in proceeds of approximately $7.3 million. As of September 30, 2000, the Company had 16,423 shares of this investment remaining. The Company used these proceeds, along with available cash and cash derived from operations to repay a total of $22.2 million of its bank credit facility during the nine months ended September 30, 2000. At September 30, 2000, the Company had a total of $63.8 million outstanding under this facility.

         During the first quarter of 1999, the Company completed the acquisition of substantially all of the assets of the Gainor Medical Management, L.L.C. ("Gainor Medical") business. The acquisition agreement provided for an additional contingent purchase price adjustment based on 1999 financial performance of the Gainor Medical business. In August 2000, a final purchase price adjustment of $400,000 was agreed upon and was paid by the issuance of an additional subordinated note. As of September 30, 2000, total purchase price adjustments of $13.7 million were reflected in the consolidated condensed balance sheets.

         In September 2000, the Board of Directors of the Company approved the repurchase and retirement of $3.0 million of the Company's outstanding common stock. On October 31, 2000, the Company completed this repurchase program, having purchased approximately 1.2 million shares of common stock. In November 2000, the Board of Directors approved a continuation of the share repurchase program and authorized the repurchase of an additional $3.0 million of common stock.

         In September 2000, the Board of Directors also approved, and recommended that shareholders approve, a proposal to effect a reverse stock split of the Company's common stock. If approved by the Company's shareholders at a special shareholders' meeting on December 5, 2000, the Company would issue one new share of common stock in exchange for not less than three nor more than five shares of outstanding common stock.

         The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows and borrowing capacities under the existing credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures, repurchases of outstanding common stock and development of new projects.

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

         The Company's primary interest rate risk relates to its variable rate bank credit facility. At September 30, 2000, the Company's total variable rate long-term debt obligation was $63.8 million. A hypothetical 10% increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $600,000.

         The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 11% of total revenues in the first nine months of 2000. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the German Deutsche mark would impact annual net earnings by approximately $250,000.

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

11       Computation of Earnings per Share
27       Financial Data Schedule (for SEC purposes only)

         Reports on Form 8-K

         The Company has not filed any Current Report on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MATRIA HEALTHCARE, INC.


November 13, 2000               By: /s/ Parker H. Petit
                                   Parker H. Petit
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                                    /s/ George W. Dunaway
                                   George W. Dunaway, Vice President--
                                   Finance and Chief Financial Officer
                                   (Principal Financial Officer)