Form 10-K
period 2000-12-31
MATRIA HEALTHCARE INC
filed 2001-03-30
CIK 1007228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000   OR

 [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from  ----------- to ----------------


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

               Yes      [x]                     No       [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 9, 2001, there were 8,832,330 shares of Common Stock outstanding. The aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $112,480,415 based upon the closing sale price on March 9, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                             MATRIA HEALTHCARE, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I

       Item 1.           Business............................................3
       Item 2.           Properties..........................................8
       Item 3.           Legal Proceedings...................................9
       Item 4.           Submission of Matters to a Vote of Security Holders.9
       Special Item      Executive Officers of the Company...................9

PART II

       Item 5.           Market for the Company's Common Equity
                           and Related Stockholder Matters...................12
       Item 6.           Selected Financial Data.............................13
       Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ....14
       Item 7a.          Quantitative and Qualitative Disclosures About
                           Market Risk.......................................19
       Item 8.           Financial Statements and Supplementary Data.........20
       Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure............20

PART III

       Item 10.          Directors and Executive Officers of the Company.....21
       Item 11.          Executive Compensation .............................21
       Item 12.          Security Ownership of Certain Beneficial Owners
                           and Management....................................21
       Item 13.          Certain Relationships and Related Transactions .....21

PART IV

       Item 14.          Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K...................................... 22

SIGNATURES             ..................................................... 27

                                     PART I

Item 1.  Business.

     General. Matria Healthcare, Inc., a Delaware corporation ("Matria" or the "Company"), was incorporated on October 4, 1995 for the purpose of the merger (the "Merger") of Tokos Medical Corporation (Delaware), a Delaware corporation ("Tokos"), and Healthdyne, Inc., a Georgia corporation ("Healthdyne"), with and into Matria. The effective date of the Merger was March 8, 1996. Prior to the Merger, Matria had no material assets or liabilities and its then outstanding shares of common stock, par value $0.01 per share, were held exclusively by Tokos and Healthdyne. As a result of the Merger, the operations and assets of Tokos and Healthdyne were consolidated into Matria, and each share of common stock of Tokos and Healthdyne outstanding on the effective date of the Merger was exchanged for one share of Matria common stock. Matria's headquarters is located in Marietta, Georgia.

     Matria is a leading provider of comprehensive, integrated disease management services to patients, physicians, health plans and employers. The Company's disease management programs focus on four of the five most costly chronic diseases and acute conditions: high-risk pregnancy and other women's health conditions, diabetes, and select respiratory and cardiac conditions. Matria's telemedicine and fulfillment services complement its disease management programs and emphasize pro-active management of health conditions through prevention, early detection, patient education, care coordination and self-care.

     Business Segments and Geographic Areas. In 2000, the Company's operations consisted of two reportable business segments: Women's Health and Diabetes Supplies and Services. Information regarding net sales, operating income, and total assets of each of the business segments in which the Company operated in fiscal years 1998 through 2000, as well as information regarding revenues of the Company attributed to the geographic areas in which the Company operated during those years, is in note 15 of Notes to Consolidated Financial Statements on pages F-20 through F-21 of this report.

     Women's  Health.  The  Women's  Health  segment  offers  a  wide  range  of specialized services designed to assist physicians and payors in the cost-effective management of maternity patients. Services include specialized home nursing, risk assessment, patient education and management, home uterine contraction monitoring, infusion therapy, gestational diabetes management and other monitoring and clinical services as prescribed by the patient's physician. The Women's Health segment is headquartered in Marietta, Georgia and has 42 sites of service throughout the United States, 15 of which are monitoring centers. All of the 42 sites are or are in the process of becoming accredited as home care organizations by the Joint Commission on Accreditation of Health Care Organizations. In addition, the segment has two after-hours centers. Although this segment maintains a dominant market share, the industry continues to be vulnerable to several controversies surrounding the home obstetrical care business, including academic debate as to the efficacy of certain services and controversy over the "off-label" use of certain tocolytic medications. See "Regulation and Healthcare Industry Changes" below in this Item 1.

     Diabetes Supplies and Services. The Company purchased the Diabetes Supplies and Services segment business effective January 1, 1999. The segment has two components: diabetes disease management and fulfillment services, and medical device design, development and manufacturing services.

     The diabetes disease management and fulfillment component sells insulin, insulin pumps, syringes, microsampling products and other prescription and non-prescription drugs used by diabetics. The majority of this business's fulfillment sales are made on a mail-order basis. In addition, this business provides diabetes screening, patient education and other self-management supplies and services. This business serves patients in the United States through its facilities in Roanoke, Virginia and Irvine, California and in Germany through its facilities in Neumunster and Dresden, Germany. Approximately 44% and 47% of this business component's revenues were derived from its German operations in 2000 and 1999, respectively.

     This segment's medical devices component is the leading global supplier of microsampling products, which are products used to obtain and test small samples of blood. Recently, this component of the business changed its name to Facet Technologies, LLC ("Facet"). Facet has a significant presence in each of the three major products of the microsampling market: standard lancets, lancing devices and safety lancets. Facet designs, assembles, packages and distributes products manufactured by Nissho Corporation, a publicly traded Japanese manufacturer and distributor of medical equipment with a core competency in needle-based technology.

     Facet operates from facilities in McDonough, Georgia, and Milton Keynes and Northants, England. Its products are shipped primarily to North and South America, Europe and Asia. Approximately 24% and 21% of this business component's revenues were derived from sales outside of the United States in 2000 and 1999, respectively.

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

     Discontinued Operations. The Company's former Cardiovascular segment was acquired in July 1998 and was operated through the Company's wholly-owned subsidiary, Quality Diagnostic Services, Inc. ("QDS"). QDS provided cardiac event monitoring services, holter monitoring services and pacemaker follow-up to patients throughout the United States from its headquarters in Marietta, Georgia. Effective February 1, 2001, the Company sold the business and assets of QDS, excluding accounts receivable. Through the divestiture of QDS, the Company has discontinued its service offerings related to cardiac diagnostics and will pursue the addition of coronary artery disease and congestive heart failure programs to its disease management offerings.

     Other. In 2000, the Company had two components that were below the quantitative threshold for reporting: respiratory disease management and clinical patient record software. The respiratory disease management business (Respiratory Management Services - "RMS"), which began in July 1998, provides respiratory disease risk assessment, screening and case management services to patients throughout the United States from its headquarters in Marietta, Georgia in conjunction with National Jewish Medical and Research Center ("National Jewish"), located in Denver, Colorado. The clinical patient record software business (Clinical-Management Systems, Inc. - "CMS") marketed a proprietary automated patient record for obstetricians and gynecologists. The Company exited from the clinical patient record software business in the second quarter of 2000.

     Customers, Suppliers and Third-Party Payors. In 2000, the Company's revenues from continuing operations (excluding QDS) were derived from the following types of customers: approximately 49% from private third-party payors, 25% from original equipment manufacturers, 11% from domestic government payors, 11% from foreign healthcare systems and 4% from employers. The Women's Health segment generated approximately 94% of its revenues from private third-party payors and 6% of its revenues from domestic government payors in 2000. Of the Diabetes Supplies and Services segment revenues in 2000, approximately 48% were obtained from original equipment manufacturers, 22% were from foreign healthcare systems, 16% were from domestic government payors, 8% were from employers and 6% were from private third-party payors.

     The Company markets its women's health services, diabetes disease management services, and respiratory disease management services and, until February 1, 2001, marketed its cardiovascular services to patients, physicians, other healthcare providers and third-party payors, primarily through its employee sales force. All of these businesses' revenues depend on reimbursement from third-party payors, such as managed care companies and government-sponsored health insurance programs. Third-party payors are having greater control over patient access and increasingly use their significant bargaining power to secure discounted rates and other concessions from providers. This trend, as well as other changes in reimbursement rates, policies or payment practices by third-party payors (whether initiated by the payor or legislatively mandated) could have an adverse impact on the Company's disease management businesses.

     Facet markets its products through its employee sales force. Its customers include original equipment manufacturers of blood glucose and other point-of-care test kits, as well as mail order companies, kit companies and distributors that sell to the acute care, alternate care and primary care markets. Three major original equipment manufacturer customers represented approximately 83% of Facet's total sales in 2000. Although the Company believes its relationships with these customers are strong, the loss of any of these major customers could have a material adverse effect on this business component. Additionally, this business is highly dependent on its exclusive supply relationship with Nissho Corporation, from which it purchases virtually all of its products on favorable payment terms. The exclusive supply agreement has approximately two years remaining. Termination of the exclusive supply agreement or failure to continue the exclusive supply agreement on the terms currently in effect would have a material adverse effect on Facet's business, as would any interruption in the supply of products from Nissho Corporation, whatever the cause.

     The Company marketed its clinical patient record software to physicians using a sales force employed by CMS.

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

     The Company has licensed its respiratory disease management programs from National Jewish. Insofar as the licensed programs are the cornerstone of the Company's respiratory disease management programs, the license is material to that portion of the Company's business. Additionally, the Company has an exclusive, perpetual right to use and purchase from Respironics, Inc. the only uterine activity monitor that has received pre-market approval from the Food and Drug Administration ("FDA") for home use on patients with a history of previous preterm birth. The Company's rights to the monitors had been a material competitive advantage in marketing the Company's uterine activity monitoring services. In 2001, the FDA reclassified the monitors from Class III into Class II devices, which will make substantially equivalent devices available to the Company's competitors, without their having to receive pre-market approval. As part of the reclassification, the FDA has imposed special controls on the use of such devices. It is not clear what impact these developments will have on the Company's home uterine activity monitoring business.

     The Company does not possess any patents that are material to its business, although the patents owned by Nissho Corporation and its subcontractors with respect to products distributed by Facet are material to the continued marketing of those products.

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

     Although the Women's Health segment is a leading provider in its market, with a market share of approximately 85%, the Women's Health business and the Company's other disease management businesses compete with a vast and ever increasing number of competitors. Competitors of the Company's disease management businesses include national, regional and local home health agencies, hospitals and physicians, as well as other companies devoted primarily to offering one or more products or services similar or identical to those offered by the Company, such as diabetes supplies or diabetes education. The Company competes on a number of factors, including quality of care and service, reputation within the medical community, geographical scope and price. The Company believes that its clinical expertise and coordinated approach to patient services have enabled it to compete effectively.

     Competition in the microsampling business of the Company's Diabetes Supplies and Services segment also is based on quality, service and price. In addition, competition in research involving the development of new products and the improvement of existing products is particularly significant. Competitors' research efforts could lead to the obsolescence of some or all of Facet's products. The microsampling industry is highly fragmented, with numerous competitors of all sizes. The quality of Facet's products, as well as its strong distribution system, value-added approach to customer service, and design and development expertise have enabled this business to achieve its significant market share, notwithstanding the highly competitive environment in which it operates.

     There can be no assurance that the Company will not encounter increased or more effective competition in the future, which could limit the Company's ability to maintain or increase its business or render some products and services offered by Matria obsolete or non-competitive and which could adversely affect the Company's operating results.

     Research and Development. Facet maintains a dedicated research and development staff at its headquarters in McDonough, Georgia. This business's research and development activities are key factors in its ability to stay abreast of its competition.

     The Company's Women's Health and Other business segments do not maintain separate research and development teams. Program development and refinements result from the cooperative efforts of the businesses' clinical, operating and marketing staff, and these costs are charged to earnings when incurred.

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

     In addition, the Company is subject to various federal and state statutes regulating payments to or relationships with referral sources. Penalties for violation of these statutes include substantial fines and penalties, imprisonment and exclusion from participation in governmental healthcare programs.

     Moreover, many of the medical products utilized by the Company for the provision of its services are classified as medical devices under the federal Food, Drug and Cosmetic Act (the "FDC Act") and are subject to regulation by the FDA. Certain recent FDA actions with respect to home uterine activity monitors were discussed above in this Item 1 under "Trademarks, Licenses and Patents." In addition, some of the Company's services involve the use of drugs that are regulated by the FDA under the FDC Act. Although medical devices and drugs used by the Company are labeled for specific indications and cannot be promoted for any other indications, physicians may and do prescribe them for indications that have not been approved by the FDA. The FDA allows physicians to prescribe drugs and medical devices for such "off-label" indications under the "practice of medicine" doctrine. Nevertheless, the Company believes that publicity concerning the off-label use of terbutaline sulfate has adversely affected the Company's Women's Health segment's business, and any future adverse publicity or increased FDA scrutiny surrounding off-label use of any drugs and devices utilized in the Company's business may have a further adverse impact on the Company's business.

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

     Employees. The Company currently employs a total of approximately 899 full-time employees and over 70 regular part-time employees. In addition, the Company employs an additional 895 part-time clinical employees to provide, among other things, patient training and backup support on an "as needed" basis. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be satisfactory.

     Forward-Looking Statements. This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe", "anticipate", "estimate", "expect", "intend", "plan", "seek" and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (viii) future healthcare or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xii) changes in company-wide or business unit strategies; (xiii) the effectiveness of the Company's advertising, marketing and promotional programs; (xiv) market acceptance of the Company's disease management products; and (xv) increases in interest rates. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission (the "Commission") under federal securities laws.

Item 2.  Properties.

     Matria's principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 107,609 square feet. The facility is leased through February 28, 2003.

     Additional properties also are leased for the other operations of Matria. The Women's Health segment's patient service centers are typically located in suburban office parks and range between 600 and 5,200 square feet of space with an average of approximately 2,200 square feet. Total square footage for these facilities is approximately 88,000 square feet. These facilities are leased for various terms through 2004.

     Facet's current headquarters facility consists of approximately 48,000 square feet of office and warehouse space in McDonough, Georgia. Effective May 1, 2001, its headquarters will relocate to another facility in McDonough, Georgia, which will consist of approximately 70,000 square feet of office and warehouse space. The lease term on this new facility will expire in 2008. Effective April 2001, Facet will occupy approximately 9,000 square feet of space in the Matria headquarters building. This lease expires on February 28, 2003. Facet also leases approximately 1,000 square feet of warehouse space in Milton Keynes, England under an automatically renewable lease, which can be cancelled with six months notice. It also has a 200 square foot office in Northants, England under a lease that expires in July 2001 with automatic annual renewals and which is expected to be amended to allow for a longer term.

     The Company's diabetes disease management business maintains its United States headquarters in Roanoke, Virginia, where its facility consists of approximately 24,000 square feet of office and warehouse space, which is leased through November 2005. The former Van Nuys, California operation of this business moved to an existing Matria facility in Irvine, California in May 2000. This business also maintains leased facilities in Neumunster and Dresden, Germany, consisting of approximately 3,200 and 6,500 square feet, respectively. The Neumunster lease is a month to month tenancy and the Dresden lease expires in 2005.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     A special meeting of stockholders of the Company was held December 5, 2000. The only matter voted upon at the meeting was the approval of an amendment to the Company's Certificate of Incorporation to effect a reverse stock split whereby the Company would issue one new share of Common Stock in exchange for not less than three nor more than five shares of outstanding Common Stock to reduce proportionately the number of authorized shares of Common Stock. The stockholders approved the reserve stock split as follows:

         Affirmative Votes          Negative Votes            Abstentions

             28,371,336               3,401,990                  51,905

     Following such approval, the Company effected a one-for-four reverse stock split on December 5, 2000.

Special Item.  Executive Officers of the Company.

     The following sets forth certain information with respect to the executive officers of the Company:

         Name                      Age      Position with the Company

         Parker H. Petit           61       Chairman of the Board, President and
                                            Chief Executive Officer

         Jeffrey D. Koepsell       54       Executive Vice President and Chief
                                            Operating Officer

         Frank D. Powers           52       President - Population Health
                                            Management

         James P. Reichmann        44       President - Women's Health Division

         George W. Dunaway         40       Vice President - Finance and Chief
                                            Financial Officer

         Yvonne V. Scoggins        51       Vice President - Financial Planning
                                            and Analysis

         Roberta L. McCaw          45       Vice President - Legal, General
                                            Counsel and Secretary

         Thornton A. Kuntz, Jr.    47       Vice President - Administration

          The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

          Mr. Petit has served as Chairman of the Board since the Merger and as President and Chief Executive Officer since October 5, 2000. In addition, he served as a member of the three-person Office of the president in 1997. Mr. Petit was the founder of Healthdyne and served as its Chairman of the Board of Directors and Chief Executive Officer from 1970 until the Merger. Mr. Petit is also Chairman of the Board of Directors of Healthcare.com Corporation and a director of Intelligent Systems Corp. and Logility, Inc.

          Mr. Koepsell has served as a director of the Company and as Executive Vice President and Chief Operating Officer since May 17, 2000. From 1992 to 1998, he was President and Chief Executive Officer of CardioLogic Systems, Inc., a venture capital-backed company in the cardiopulmonary market segment formed in cooperation with Johns Hopkins University and Medical Center. Prior thereto, he served as President and Chief Executive Officer of Physiologic Diagnostic Services, Inc., a women's health service provider acquired by Tokos in 1992. Mr. Koepsell is also a former executive of Healthdyne.

          Mr. Powers has been President - Population Health Management since May 17, 2000. The Population Health Management division includes domestic diabetes disease management and fulfillment services and RMS. Mr. Powers was previously Executive Vice President and Chief Operating Officer of the Company from October 20, 1997 to May 17, 2000 and Executive Vice President from March 8, 1996 to October 20, 1997. Prior thereto, he served as President of Healthdyne Maternity Management, a subsidiary of Healthdyne, from October 1989 until March 1996, and as President of Healthdyne's Home Care Group from November 1986 to October 1989. In addition, he was President of Healthdyne's Home Care Products Division from September 1984 to November 1986 and Corporate Controller of Healthdyne from January 1983 to September 1984.

          Mr. Reichmann has been President - Women's Health Division since June 1, 1999, and was Vice President - Operations of that division from January 1997 to June 1999. Prior thereto, Mr. Reichmann was Vice President of Sales at RIK Medical, L.L.C., a specialty support services company, and was Executive Vice President of Healthdyne Perinatal Services, a subsidiary of Healthdyne, from February 1992 to March 1996.

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

          Ms. Scoggins has been Vice President - Financial Planning and Analysis since February 28, 2001 and previously was Vice President, Treasurer and Chief Accounting Officer of the Company from December 15, 1997 to February 28, 2001 and also Vice President and Controller from March 8, 1996 to December 15, 1997. Prior thereto, she was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President--Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

          Ms. McCaw has been Vice President - Legal, General Counsel and Secretary of the Company since April 23, 1998 and previously was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998, and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut-based law firm, from January 1990 to July 1996.

          Mr. Kuntz has been Vice President - Administration since February 24, 1998 and previously was Vice President--Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President--Administration of Healthdyne from August 1992 to March 1996.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

     Matria's common stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market ("NASDAQ") under the symbol "MATR". The approximate number of stockholders as of March 9, 2001 was 1,900 record holders and 8,500 street holders.

     Neither Matria nor its predecessors paid any cash dividends with respect to their respective common stocks and Matria does not intend to declare any dividends in the near future. The Company is a party to a Loan and Security Agreement that contains covenants restricting the payment of dividends on the Company's common stock.

     The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria common stock as quoted on NASDAQ from January 1, 1999 through December 31, 2000:

                  Quarter                   Low                        High

                  1999
                  First                   $  9.50                    $ 17.75
                  Second                    10.75                      25.50
                  Third                     21.00                      30.00
                  Fourth                    12.00                      23.50

                  2000
                  First                    $16.24                    $ 26.24
                  Second                    11.75                      21.00
                  Third                     13.00                      18.24
                  Fourth                     7.25                      14.24

     Share prices prior to December 5, 2000 have been adjusted to reflect a one-for-four reverse stock split which took effect on December 5, 2000.

Item 6.  Selected Financial Data

     The following sets forth selected consolidated financial data with respect to the Company's operations. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto. The statement of operations data for the five years ended December 31, 2000 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

                                                                                 Years Ended December 31,
                                                               -------------------------------------------------------------
                                                                 2000        1999        1998         1997         1996
                                                               ---------- ----------- ------------ ----------- -------------
                                                                            (In thousands, except per share data)
Consolidated statements of operations data:

Revenues                                                     $   225,767     231,739      128,572     144,533       130,806
Earnings (loss) from continuing operations                        13,694      31,366     (100,406)    (20,902)      (51,121)

Net earnings (loss) from continuing operations
per common share:
      Basic                                                  $      1.10        3.05       (10.98)      (2.29)        (6.33)
      Diluted                                                       1.05        2.82       (10.98)      (2.29)        (6.33)


                                                                                       December 31,
                                                               -------------------------------------------------------------
                                                                 2000        1999        1998         1997         1996
                                                               ---------- ----------- ------------ ----------- -------------
                                                                                      (In thousands)
Consolidated balance sheets data:

Total assets                                                 $   268,293     285,713       97,304     191,132       223,188
Long-term debt, excluding current installments                    76,996      91,090       18,385       1,712         2,499
Redeemable preferred stock                                        41,446      41,005            -           -             -


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     During 1998 and early 1999, the Company implemented several strategic actions to expand its business focus beyond managing the condition of pregnancy into other disease management markets. These actions included: (i) the acquisition in July 1998 of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company; (ii) the completion of a licensing agreement in October 1998 with National Jewish Medical and Research Center ("National Jewish") to provide services in the respiratory disease management market; and
(iii) the acquisition in January 1999 of the business and assets of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Services, Inc. ("DMS"), diabetes supplies and services companies.

     In connection with the above acquisitions, the Company acquired intangible assets that are being amortized over various useful lives from 5 to 15 years. The amortization periods are based on, among other things, the nature of the products and markets, the competitive position of the acquired companies and the adaptability to changing market conditions of the acquired companies.

     The Company continues to refine its diversified disease management strategy. During the third and fourth quarters of 1999, the Company determined that its infertility practice management business, National Reproductive Medical Centers, Inc. ("NRMC"), no longer fit its strategy, and the assets of the NRMC clinics were sold. During the second quarter of 2000, the Company decided to exit its clinical patient record software business, Clinical-Management Systems, Inc. ("CMS") and, as a result, suspended its sales efforts and fully reserved the value of any remaining assets. Additionally, in February 2001, the Company sold the business and certain assets of QDS.

     Disease management is an emerging healthcare sector receiving a heightened focus in the healthcare industry, and the competition in this sector is fragmented without a dominant leader. The Company's management believes that with the successful implementation of its expansion strategies, the Company will become a market leader in disease management and that these strategies will result in revenue growth in 2001 and beyond.

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company included in this Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (the "Commission"). The Company's consolidated financial statements have been restated to reflect the Cardiovascular segment, QDS, as a discontinued operation for 2000, 1999 and 1998. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

Results of Operations

     Revenues decreased $6.0 million or 2.6% in 2000 compared to 1999. Excluding $10.4 million of 1999 revenues generated by NRMC, which was divested during the second half of 1999, revenues increased by $4.4 million or 2.0%. Revenues of the Diabetes Supplies and Services segment increased by $4.2 million, or 3.8%, primarily as a result of strong growth in the domestic diabetes supply fulfillment business.

     Revenues increased $103.2 million or 80.2% in 1999 compared to 1998, primarily due to the acquisitions of the Gainor Medical business and DMS, the businesses that are included in the Diabetes Supplies and Services segment since January 1, 1999. Revenues for the Diabetes Supplies and Services segment were $110.5 million in 1999. The increase in revenues for this segment in 1999 was partly offset by a $5.2 million or 4.5% decrease in revenues in the Women's
Health segment in 1999, as well as a $2.2 million decline in revenues in the Other segments resulting primarily from the sale of the infertility practice management business. The decline in the Women's Health segment resulted from the termination of marketing rights of the fetal fibronectin immunoassay (fFN) test effective August 31, 1998, as well as a decline in prescriptions for preterm labor management services.

     Cost of revenues as a percentage of revenues remained relatively constant at 51.5% and 51.1% for 2000 and 1999, respectively, and increased from 39.9% in 1998. The 1999 increase resulted from the acquisitions of the Gainor Medical and DMS businesses, whose cost percentages were 65.8% and 66.0% in 2000 and 1999, respectively.

     Selling and administrative expenses as a percentage of revenues decreased to 30.3% for 2000 compared to 31.8% in 1999 due to economies of scale achieved from the 1999 restructuring efforts within the Women's Health segment and due to declines in the Other segments resulting from the sale of the assets of NRMC and from the exiting of the clinical patient record software business. These decreases are partially offset by increased corporate expenses resulting from a $1.2 million severance payment to a former senior executive of the Company. Selling and administrative expenses as a percentage of revenues decreased to 31.8% for 1999 from 47.1% for 1998 due to economies of scale achieved as a result of the Company's acquisitions of Gainor Medical and DMS.

     The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health segment was approximately 5% in 2000, 1999 and 1998. The provision for doubtful accounts as a percentage of revenues in the Diabetes Supplies and Services segment was 1% for 2000 and 1999. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors.

     Amortization of intangible assets increased by $364,000 in 2000 compared to 1999 due to additional amortization resulting from recording $13.7 million of incremental goodwill related to the contingent consideration for the Gainor Medical acquisition. Amortization of intangible assets decreased in 1999 compared to 1998 due to the write-offs of intangible assets recorded in 1998 (discussed below). The impact of the decrease resulting from these write-offs was partially offset by the additional amortization of the intangible assets recorded as part of the acquisitions described above.

     During the second quarter of 2000, the Company recorded restructuring expenses of $1.6 million related to its decision to exit its clinical patient record software business, CMS. Of these costs, $568,000 related to customer contract fulfillment costs, $518,000 related to remaining software development costs, $312,000 related to payroll costs and related involuntary severance of employees and $201,000 related to other costs and expenses for the shutdown of the business. Restructuring expenses of $4.2 million in 1999 resulted from the implementation of a consolidation plan for the Women's Health segment to reduce the number of monitoring centers from 38 to 15.

     In 1998, the Company recorded an $82.9 million asset impairment charge to reflect management's revised expectations of revenue and earnings growth and the strategic plan to expand beyond maternity management. Most of the charge was related to the write-down of goodwill and intangible assets, which resulted from the 1996 merger of Tokos and Healthdyne. Based on projections of future revenue growth of its preterm labor management business, the Company determined that estimated future undiscounted cash flows of the Women's Health segment were below the carrying value of its long-lived assets and goodwill. Accordingly, the Company reduced the carrying value of these assets by $74.5 million to their estimated fair value. Likewise, the Company determined that NRMC's estimated future undiscounted cash flows were below the carrying value of its long-lived assets due to continued operational issues, including the termination of the employment of the founding physician in July 1998. As a result, the Company adjusted the carrying value of NRMC's long-lived assets, primarily goodwill, to their estimated fair value by recording an $8.4 million asset impairment charge. The estimated fair value in each case was based on anticipated cash flows discounted at a rate commensurate with the risk involved.

     Interest expense increased by $415,000 in 2000 compared to 1999 primarily due to an increase in the number of days the Gainor Medical acquisition debt was outstanding and due to higher interest rates. Interest expense increased by $7.1 million in 1999 compared to 1998 due to a significant increase in borrowings related to business acquisitions.

     Other income for 2000 includes gains of $6.1 million from $7.3 million in proceeds from sales of the Company's investment in WebMD Corporation ("WebMD"). Additionally, the Company recognized gains of $1.7 million from the 1999 sale of assets of NRMC. At December 31, 1999, the Company's balance sheet reflected notes receivable from the purchasers of NRMC totaling $1.1 million and liabilities for patient refunds and reserves for potentially uncollectible notes receivable and facility lease obligations totaling $2.8 million; no gain or loss was recognized. In June 2000, the Company received $750,000 in full settlement of notes receivable from one purchaser. The recognized gain reflects the realization of most of the proceeds and a re-assessment of remaining patient refunds and other obligations. Other income for 1999 includes gains of $17.3 million from $20.7 million in proceeds from sales of shares of WebMD. See "Liquidity and Capital Resources" below where the use of these proceeds is discussed.

     In 1998, the Company did not record a federal or state income tax expense due to the Company's net loss. In 1999, the Company recorded a $4.0 million income tax benefit resulting from a reduction in the deferred tax asset valuation allowance based on current and expected future net earnings. As of December 31, 1999, the deferred tax asset valuation allowance was eliminated and the full amount of deferred income tax assets, totaling $36.7 million, was reflected on the consolidated balance sheet. In 2000, the Company recognized a $9.1 million tax provision. Cash outflows for income taxes totaled $2.2 million, being comprised of federal alternative minimum taxes, state and foreign taxes. As of December 31, 2000, the Company's remaining net operating losses of $54.1 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future tax liabilities.

     In December 2000, the Company formalized its decision to divest its Cardiovascular segment, QDS. Accordingly, its operating results, net of tax, have been reported as discontinued operations. In February 2001, the Company completed the sale of the business and certain assets for approximately $18.0 million in cash. See "Liquidity and Capital Resources" below where the use of these proceeds is discussed.

Liquidity and Capital Resources

     As of December 31, 2000, the Company had cash and short-term investments of $4.0 million. Net cash provided by continuing operations increased to $20.1 million in 2000 compared to $12.5 million in 1999. Contributing to this cash flow improvement was an increase in operating earnings and a net increase in accounts payable, offset by an increase in inventories. Net cash provided by continuing operations was $3.0 million in 1998.

     The Company's accounts receivable days' sales outstanding were 64 days as of December 31, 2000 compared to 65 days as of December 31, 1999. Accounts receivable days' sales outstanding in the Women's Health segment decreased from 90 days' sales as of December 31, 1999 to 87 days' sales as of December 31, 2000. Days' sales outstanding for the Diabetes Sales and Services division remained constant at 41 days for both periods.

     Net cash used in investing activities was $3.6 million in 2000, $78.2 million in 1999, and $18.9 million in 1998. Capital expenditures of $7.4 million in 2000, $5.1 million in 1999 and $3.9 million in 1998 relate primarily to the upgrade and expansion of computer information systems as the Company positioned itself for expansion into new markets. In 1999, $93.0 million was expended on the purchases of the Gainor Medical business and DMS. In 1998, expenditures of $19.9 million were made related to the acquisitions of QDS and DMS.

     In connection with the acquisition of QDS, the Company invested $2.0 million in 1998 in preferred stock of WebMD and received options and warrants to purchase additional shares of WebMD for $2.7 million, which were exercised in 1999. During the first and second quarters of 2000 and the fourth quarter of 1999, the Company sold 203,393 shares and 561,030 shares, respectively, of WebMD, resulting in proceeds of $7.3 million and $20.7 million, respectively. At December 31, 2000, the Company had a remaining investment in WebMD of 16,423 shares.

     As discussed above, total proceeds of $28.0 million were received in 1999 and 2000 from sales of WebMD. Of this amount, $2.7 million was used in 1999 to exercise the options and warrants to purchase additional shares and $21.6 million was used to repay the Company's term loan facility ($15.0 million in 1999 and $6.6 million in 2000).

     In January 1999, in connection with the acquisitions of Gainor Medical and DMS, the Company entered into a $125.0 million, five-year secured credit facility. The credit facility consists of an $80.0 million term loan facility and a $45.0 million revolving credit facility. In January 1999, the Company borrowed $105.0 million under the facility, using $90.3 million for the purchases of Gainor Medical and DMS and $14.7 million to repay existing debt. The facility is collateralized by accounts receivable, inventories and certain other assets of the Company. Borrowings under this agreement bear interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or (ii) the LIBOR rate plus 2.25% to 3.25%. The facility requires a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios, and certain limitations are placed on cash dividends. At December 31, 2000, the Company was in compliance with these requirements. At December 31, 2000, $43.7 million of the term loan and $29.0 million under the revolving credit facility were outstanding.

     Also, in connection with the acquisitions of Gainor Medical and DMS, the Company issued $45.0 million of redeemable preferred stock to the former owners of Gainor Medical, consisting of $10.0 million of 4% convertible redeemable preferred stock and $35.0 million of 8% redeemable preferred stock with attached warrants to purchase one million shares of the Company's common stock. See note 9 of Notes to Consolidated Financial Statements for a description of the redemption provisions.

     The acquisition agreement for the Gainor Medical business provided for an additional contingent purchase price adjustment based on 1999 financial performance of the Gainor Medical business. In the second and third quarters of 2000, an additional $13.7 million of purchase price was paid by the issuance of subordinated notes to the sellers. These notes bear an interest rate of 12% per annum, and principal payments will be made in the amount of one-third of the respective note amounts on the third, fourth and fifth anniversaries of the notes.

     In  February  2001,  the Company  completed  the sale of the  business  and certain assets of its Cardiovascular segment, QDS, for approximately $18.0 million in cash. The sale excluded existing accounts receivable of $8.8 million at December 31, 2000. The proceeds from the sale were used to repay the term loan facility in February 2001. QDS's net cash flows provided by (used in) operating activities were $(623,000), $710,000 and $1.9 million in 2000, 1999 and 1998, respectively. Capital expenditures incurred by QDS were $3.5 million, $2.2 million and $2.0 million in 2000, 1999 and 1998, respectively, relating primarily to purchases of patient equipment.

     At a special meeting on December 5, 2000, the Company's shareholders approved a reverse stock split of the Company's common stock, whereby one new share of common stock was issued in exchange for four shares of outstanding common stock. Also, the number of authorized shares of common stock was reduced to 25 million. Accordingly, all references to share amounts and per share amounts have been adjusted to reflect the split on a retroactive basis.

     In September 2000, the Board of Directors of the Company approved the repurchase and retirement of $3.0 million of the Company's outstanding common stock. On October 31, 2000, The Company completed this repurchase program, having purchased approximately 297,000 shares of common stock (in terms of post-reverse stock split shares). In November 2000, the Board of Directors approved a continuation of the share repurchase program and authorized the repurchase of an additional $3.0 million of common stock. As of December 31, 2000, the Company had purchased a total of approximately 460,000 shares of common stock at a cost of approximately $4.7 million. At March 27, 2001, approximately 68,500 additional shares have been repurchased in the first quarter of 2001 at a cost of approximately $800,000.

     The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows and borrowing capacities under the existing credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new projects.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, which (as amended through the issuance of Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133) is effective for 2001, requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. Also, in December 1999, the Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides detailed guidance on the recognition of revenue and is effective for 2000 through the issuance of SAB 101B, Second Amendment: Revenue Recognition in Financial Statements. The Company had no derivative or hedge transactions during 2000 or at January 1, 2001 that will require recognition or adjustment under SFAS 133, and the Company's revenue recognition policy was not impacted by SAB No. 101.


Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe", "anticipate", "estimate", "expect", "intend", "plan", "seek" and similar expressions, when used in this Annual Report and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on the terms currently in effect; (iv)
impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (viii) future healthcare or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets;
(xii) changes in company-wide or business unit strategies; (xiii) the effectiveness of the Company's advertising, marketing and promotional programs;
(xiv) market acceptance of the Company's disease management products; (xv) increases in interest rates, and (xvi) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2000. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the Commission under federal securities laws.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk.

     The Company is exposed to market risk from changes in interest rates on long-term debt and foreign exchange rates.

     The Company's primary interest rate risk relates to its variable rate bank credit facility, which is based on LIBOR and prime rates. At December 31, 2000, the Company's variable rate long-term debt obligation totaled $72.7 million. A hypothetical 10% change in the interest rates applied to the December 31, 2000 balance of variable rate debt obligations for a duration of one year would result in additional interest expense of approximately $680,000.

     The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 12% of total revenues in 2000. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such, has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the German mark would impact net earnings by approximately $214,000.

Item 8.  Financial Statements and Supplementary Data.

     The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-25 of this Annual Report on Form 10-K:

                                                                          PAGE

Independent Auditors' Report                                               F-1

Consolidated Balance Sheets -  December 31, 2000 and 1999                  F-2

Consolidated Statements of Operations -  Years Ended
December 31, 2000, 1999 and 1998                                           F-3

Consolidated Statements of Common Shareholders' Equity and
Comprehensive Earnings -  Years Ended December 31, 2000, 1999 and 1998     F-4

Consolidated Statements of Cash Flows -  Years Ended
December 31, 2000, 1999 and 1998                                           F-5

Notes to Consolidated Financial Statements                                 F-6


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Items 10-13.

     The information contained under the heading "Management of the Company" in the Company's definitive proxy materials for its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, is incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

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

     Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Act"), requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the SEC regarding beneficial ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements of the Act in all instances with the exception of late filings with respect to the dispositions of common stock in two instances by Frederick P. Zuspan by gift and open market sale.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-25 of this Annual Report on Form 10-K:

                                                                           PAGE

Independent Auditors' Report                                               F-1

Consolidated Balance Sheets -  December 31, 2000 and 1999                  F-2

Consolidated Statements of Operations -  Years Ended
December 31, 2000, 1999 and 1998                                           F-3

Consolidated Statements of Common Shareholders' Equity and
Comprehensive Earnings -  Years Ended December 31, 2000, 1999 and  1998    F-4

Consolidated Statements of Cash Flows -  Years Ended
December 31, 2000, 1999 and 1998                                           F-5

Notes to Consolidated Financial Statements                                 F-6


     (a)(2) The following supporting financial statement schedule and report of independent auditors thereon are included as part of this Annual Report on Form 10-K:

                                                                           PAGE

Independent Auditors' Report                                                F-1

Schedule II -  Valuation and Qualifying Accounts                            29

     All other  Schedules  are  omitted  because  the  required  information  is
inapplicable  or  information  is  presented  in  the   Consolidated   Financial
Statements or related notes.

     (a)(3) Exhibits:

     The following exhibits are incorporated by reference herein as part of this Report as indicated:

 Exhibit

Number                                      Description

2.1 Agreement and Plan of Merger, dated October 2, 1995, as amended, between Healthdyne, Tokos and Registrant (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus filed as part of the Company's Registration Statement No. 333-00781 on Form S-4 (Registration No. 333-00781) filed February 7, 1996 (the "Form S-4")).

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

3.2      Restated Certificate of Incorporation (incorporated by reference to
         Exhibit 3.1 to the Matria Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 20619).

3.3 Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Matria Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.1 Indenture dated as of December 1, 1986, between Healthdyne and National Bank of Georgia, trustee, for 8% Convertible Subordinated Indentures due December 31, 2001 (incorporated by reference to Exhibit (4)(b) to the Healthdyne Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 0-10647).

4.2 Supplemental Indenture dated March 7, 1996, between the Company and SouthTrust Estate & Trust Company of Georgia, N.A., Trustee to Indenture, dated December 1, 1986, for 8% Convertible Subordinated Debentures due December 31, 2001 (incorporated by reference to Exhibit
         4.3 to the Matria Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 20619).

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

4.6 Amended and Restated Rights Agreement, dated April 27, 1999 between Matria and SunTrust Bank Atlanta (incorporated by reference to Exhibit 4 to the Matria Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

4.7 First Amendment to Credit Agreement and Waiver, dated November 15, 1999, among Matria, certain other borrowers from time to time party thereto, the banks and other financial institutions from time to time party thereto, and First Union National Bank as Administrative Agent (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

4.8 Second Amendment to Credit Agreement, dated January 19, 2000, among Matria, certain other borrowers from time to time party thereto, the banks and other financial institutions from time to time party thereto, and First Union National Bank as Administrative Agent (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

4.9 Non-Negotiable Subordinated Promissory Note, dated June 9, 2000 (incorporated by reference to Exhibit 4 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.1 1996 Stock Incentive Plan (incorporated by reference to Appendix F-1 to the Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4).

*10.2 1996 Directors' Non-Qualified Stock Option Plan (incorporated by reference to Appendix F-11 to the Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4).

*10.3 1996 Employee Stock Purchase Plan (incorporated by reference to Appendix F-111 to the Joint Proxy Statement/Prospectus filed as a part of the Company's Form S-4).

*10.4 Form of Promissory Note with Tokos officers and related Security Agreement (incorporated by reference to an Exhibit to the Tokos Registration Statement on Form S-1 (Registration No. 33-33340), Commission File No. 0-18320).

*10.5 Split-Dollar Life Insurance Agreement between the Company and Parker H. Petit, effective January 1, 1997 (incorporated by reference to Exhibit
         10.12 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.6 Split-Dollar Life Insurance Agreement between the Company and Donald R. Millard, effective January 1, 1997 (incorporated by reference to
         Exhibit 10.13 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.7 Split-Dollar Life Insurance Agreement between the Company and Frank D. Powers, effective January 1, 1997 (incorporated by reference to Exhibit
         10.14 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.8 Split-Dollar Life Insurance Agreement between the Company and Thornton A. Kuntz, Jr. effective January 8, 1998 (incorporated by reference to Exhibit 10.15 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.9    Split-Dollar  Life Insurance  Agreement between the Company and Roberta
         L. McCaw,  effective  January 8, 1998  (incorporated  by  reference  to
         Exhibit 10.16 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.10 Split-Dollar Life Insurance Agreement between the Company and Yvonne V. Scoggins, effective January 8, 1998 (incorporated by reference to
         Exhibit 10.17 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.11   Management Agreement between the Company and Lucor Holdings,  LLC, Mark
         J. Gainor and J. Michael Highland, dated January 19, 1999 (incorporated by reference to Exhibit 10.18 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

10.12 Standstill Agreement between the Company and Mark J. Gainor and SZ Investments, L.L.C., dated January 19, 1999 (incorporated by reference to Exhibit 10.19 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.13 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Donald R. Millard (incorporated by reference to Exhibit 10.12 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

*10.14 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Frank D. Powers (incorporated by reference to Exhibit 10.13 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

*10.15 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.14 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

*10.16 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Frank D. Powers (incorporated by reference to Exhibit 10.16 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30,
         1999).

*10.17 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.17 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30,
         1999).

*10.18 1997 Stock Incentive Plan incorporated by reference to Exhibit A to Matria's Definitive Proxy Statement filed with the Commission on April 16, 1998.

10.19 2000 Stock Incentive Plan (incorporated by reference to Exhibit A to Matria's Definitive Proxy Statement filed with the Commission on April 14, 2000).

10.20 2000 Director's Non-Qualified Stock Option Plan (incorporated by reference to Matria's Definitive proxy Statement filed with the Commission on April 14, 2000).

*10.21 Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 16, 2000 (incorporated by reference to the Company's Quarterly Report on From 10-Q for the quarter ended June 30,
         2000).

*10.22 Amendment to Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 18, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

The following exhibits are filed as part of this Report:

2.5 Asset Purchase Agreement, dated January 8, 2001, for the sale of assets of Quality Diagnostic Services, Inc. ("QDS") among Card Guard Technologies, Inc., Matria Healthcare, Inc., and QDS.

2.6 Amendment to Asset Purchase Agreement, dated February 1, 2001, for the sale of assets of QDS among Card Guard Technologies, Inc., Matria Healthcare, Inc., and QDS.

3.4 Certificate of Amendment of Restated Certificate of Incorporation of Matria dated December 5, 2000.

4.10     Non-Negotiable Subordinated Promissory Note, dated August 22, 2000.

4.11 Third Amendment to Credit Agreement, dated March 17, 2000, among Matria, the Required Lenders and First Union Bank as Administrative Agent.

10.23 Amendment to the 1996 Directors' Non-Qualified Stock Option Plan approved by the Company's stockholders on May 18, 1998.

*10.24 Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Parker H. Petit, dated October 4, 2000.

*10.25   Promissory Note, dated October 12, 2000.

11.0     Computation of Earnings (Loss) per Share.

21.0     List of Subsidiaries.

23.0     Accountants' Consent.

24.0     Power of Attorney (included in signature page to this report).

27.0     Financial Data Schedule.


         (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on December 14, 2000, which reported under Item 9 Regulation FD Disclosure related to Matria's 2000 Investor Conference conducted December 14, 2000.

         *Management contract or compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MATRIA HEALTHCARE, INC.



March 30, 2001                       By:/s/  Parker H. Petit
                                        --------------------------------------
                                        Parker H. Petit
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        /s/  George W. Dunaway
                                        --------------------------------------
                                        George W. Dunaway, Vice President--
                                        Finance and Chief Financial Officer
                                        (Principal Financial Officer)



                                        /s/  Larry N. Brownlee
                                        --------------------------------------
                                        Larry N. Brownlee
                                        Corporate Controller
                                        (Principal Accounting Officer)



     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Parker H. Petit as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                    Title                               Date

/s/ Parker H. Petit                   Chairman of the Board,      March 30, 2001
------------------------------------  President and Chief
     Parker H. Petit                  Executive Officer

/s/ Jeffrey D. Koepsell               Director, Executive         March 30, 2001
------------------------------------  Vice President and
     Jeffrey D. Koepsell              Chief Operating Officer

/s/ Mark J. Gainor                    Director                    March 27, 2001
------------------------------------
     Mark J. Gainor

/s/ Richard F. Levy                   Director                    March 30, 2001
------------------------------------
     Richard F. Levy

/s/ Guy W. Millner                    Director                    March 26, 2001
------------------------------------
     Guy W. Millner

/s/ Carl E. Sanders                   Director                    March 26, 2001
------------------------------------
     Carl E. Sanders

/s/ Thomas S. Stribling               Director                    March 26, 2001
------------------------------------
     Thomas S. Stribling

/s/ Jackie M. Ward                    Director                    March 25, 2001
------------------------------------
     Jackie M. Ward

/s/ Donald W. Weber                   Director                    March 26, 2001
------------------------------------
     Donald W. Weber

/s/ Morris S. Weeden                  Director                    March 26, 2001
------------------------------------
     Morris S. Weeden

/s/ Frederick P. Zuspan, M.D.         Director                    March 28, 2001
-----------------------------
     Frederick P. Zuspan, M.D.

                    Matria Healthcare, Inc. and Subsidiaries
                                   Schedule II
                        Valuation and Qualifying Accounts
                             (Amounts in thousands)

                                                                      Additions
                                                         ------------------------------------
                                            Balance at     Charges to
                                            beginning       Costs and         Charges to                        Balance at
        Description                         of period       Expenses        other accounts      Deductions      end of period
        -----------                         ---------       --------        --------------      ----------      -------------



  December 31, 1998
    Allowance for doubtful accounts           $  22,651        6,342               -               11,988          17,005

  December 31, 1999
    Allowance for doubtful accounts           $  17,005        7,193             2,089(1)          14,324          11,963

  December 31, 2000
    Allowance for doubtful accounts           $  11,963        7,043               -               12,069           6,937


---------------------------------
(1)Represents beginning balances in allowance for doubtful accounts of acquired companies.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, common shareholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG LLP

Atlanta, Georgia
February 15, 2001

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
               (Amounts in thousands, except per share amounts)


                                                                                        December 31,      December 31
                                                                                      ----------------------------------
    ASSETS                                                                                 2000               1999
    ------                                                                            ---------------    ---------------

    Current assets:
       Cash and cash equivalents                                                        $       3,915              9,548
       Short-term investments (notes 2 and 17)                                                    130              8,243
       Trade accounts receivable, less allowances of $6,937 and
          $11,963 at December 31, 2000 and 1999, respectively (note 5)                         39,969             41,651
       Other receivables (note 16)                                                             27,608              7,312
       Assets of discontinued operations (note 16)                                                  -             15,831
       Inventories (note 5)                                                                    17,035             10,310
       Deferred income taxes (note 7)                                                           3,182              5,122
       Prepaid expenses                                                                         2,011              1,924
                                                                                      ---------------    ---------------
             Total current assets                                                              93,850             99,941

    Property and equipment, net (notes 4 and 5)                                                15,644             13,418
    Intangible assets, net (notes 1 and 2)                                                    119,486            128,724
    Deferred income taxes (note 7)                                                             27,315             31,603
    Cash surrender value of life insurance (note 10)                                           10,813             10,803
    Other assets                                                                                1,185              1,224
                                                                                      ---------------    ---------------
                                                                                        $     268,293            285,713
                                                                                      ===============    ===============
    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
       Current installments of long-term debt (notes 5 and 12)                          $      11,815             10,362
       Accounts payable, principally trade                                                     21,734             18,826
       Accrued liabilities (notes 6, 11 and 16)                                                 8,698             12,349
                                                                                      ---------------    ---------------
             Total current liabilities                                                         42,247             41,537

    Long-term debt, excluding current installments (notes 2, 5 and 12)                         76,996             91,090
    Accrued benefit costs (note 10)                                                             5,052              8,030
    Other long-term liabilities (note 11)                                                       3,702              4,807
                                                                                      ---------------    ---------------
             Total liabilities                                                                127,997            145,464
                                                                                      ---------------    ---------------

    Redeemable preferred stock, $.01 par value.  Authorized 50,000 shares (note 9):
       Series A convertible:  issued and outstanding-- 10 shares at
          December 31, 2000 and 1999; redemption value of $10,000                              10,000             10,000
       Series B:  issued and outstanding-- 35 shares at December 31, 2000
          and 1999; redemption value of $35,000                                                31,446             31,005
                                                                                      ---------------    ---------------
             Total redeemable preferred stock                                                  41,446             41,005
                                                                                      ---------------    ---------------

    Common shareholders' equity (note 8):
       Common stock, $.01 par value.  Authorized 25,000 shares; issued and
          outstanding-- 8,777 and 9,193 at December 31, 2000 and 1999, respectively                88                 92
       Additional paid-in capital                                                             288,900            293,486
       Accumulated deficit                                                                   (186,082)          (196,576)
       Accumulated other comprehensive earnings (loss), net of income taxes                      (521)             5,777
       Notes receivable and accrued interest from shareholder                                  (3,535)            (3,535)
                                                                                      ---------------     --------------
            Total common shareholders' equity                                                  98,850             99,244
                                                                                      ---------------     --------------
   Commitments and contingencies (notes 10, 12 and 13)
                                                                                        $     268,293            285,713
                                                                                       ==============     ==============

See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                (Amounts in thousands, except per share amounts)

                                                                                          Years ended December 31,
                                                                                -----------------------------------------
                                                                                     2000           1999           1998
                                                                                ------------  -------------  ------------

Revenues                                                                            $225,767        231,739       128,572

Cost of revenues                                                                     116,179        118,305        51,278
Selling and administrative expenses                                                   68,468         73,653        60,613
Provision for doubtful accounts                                                        7,043          7,193         6,342
Amortization of intangible assets                                                      9,803          9,439        27,700
Restructuring charges (note 11)                                                        1,599          4,241             -
Asset impairment charges (note 3)                                                          -              -        82,885
                                                                                ------------  -------------  ------------
      Operating earnings (loss) from continuing operations                            22,675         18,908      (100,246)

Interest income                                                                          444            474           475
Interest expense                                                                      (8,600)        (8,185)       (1,083)
Other income, net (note 17)                                                            8,275         16,169           448
                                                                                ------------  -------------  ------------
      Earnings (loss) from continuing operations before income taxes                  22,794         27,366      (100,406)

Income tax benefit (expense) (note 7)                                                 (9,100)         4,000             -
                                                                                ------------  -------------  ------------

      Earnings (loss) from continuing operations                                      13,694         31,366      (100,406)

Earnings (loss) from discontinued operations, net of income taxes (note 16)                -          2,640        (1,136)
                                                                                ------------  -------------  ------------

      Net earnings (loss)                                                             13,694         34,006      (101,542)

Redeemable preferred stock dividends                                                  (3,200)        (3,049)            -
Accretion of Series B redeemable preferred stock                                        (441)          (420)            -
                                                                                ------------  -------------  ------------

      Net earnings (loss) available to common shareholders                           $10,053         30,537      (101,542)
                                                                                ============  =============  ============


Net earnings (loss) per common share (note 1):
   Basic:
      Continuing operations                                                           $ 1.10           3.05        (10.98)
      Discontinued operations                                                              -           0.29         (0.12)
                                                                                ------------  -------------  ------------

                                                                                      $ 1.10           3.34        (11.10)
                                                                                ============  =============  ============
   Diluted:
      Continuing operations                                                           $ 1.05           2.82        (10.98)
      Discontinued operations                                                              -           0.26         (0.12)
                                                                                ------------  -------------  ------------

                                                                                      $ 1.05           3.08        (11.10)
                                                                                ============  =============  ============

Weighted average shares outstanding:
   Basic                                                                               9,139          9,151         9,145
                                                                                ============  =============  ============
   Diluted                                                                             9,946         10,036         9,145
                                                                                ============  =============  ============

See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
             Consolidated Statements of Common Shareholders' Equity
                           and Comprehensive Earnings
                        (Amounts and shares in thousands)

                                                                                    Additional
                                                                  Common Stock        paid-in   Accumulated
                                                              Shares      Amount      capital      deficit
                                                             --------- ----------  -----------  ------------

Balance, December 31, 1997                                    9,198    $     92     282,603       (125,991)

Issuance of common stock:
   Exercise of options                                           30           -         273              -
   Employee stock purchase plan                                  30           -         365              -
   Conversion of subordinated debentures                          1           -          13              -
Purchase of treasury stock                                     (156)         (1)     (2,396)             -
Net loss                                                          -            -          -       (101,542)
                                                             -----------------------------------------------
Balance, December 31, 1998                                    9,103          91     280,858       (227,533)

Issuance of common stock:
   Exercise of options                                           37           -         309              -
   Employee stock purchase plan                                  49           1         527              -
   Conversion of subordinated debentures                          4           -          87              -
Recognition of deferred tax effect of exercise of options         -           -       7,710              -
Issuance of warrants on Series B redeemable preferred
   stock                                                          -           -       4,415              -
Accretion on Series B redeemable preferred stock                  -           -        (420)             -
Dividends on redeemable preferred stock                           -           -           -         (3,049)
Net earnings                                                      -           -           -         34,006
Change in foreign currency translation adjustment                 -           -           -              -
Change in unrealized appreciation on available-for-sale
   securities                                                     -           -           -              -
                                                             ----------------------------------------------
Balance, December 31, 1999                                    9,193          92     293,486       (196,576)

Issuance of common stock:
   Exercise of options                                            5           -          65              -
   Employee stock purchase plan                                  40           1         558              -
   Conversion of subordinated debentures                          -           -           5              -
Repurchase of common stock                                     (460)         (5)     (4,728)             -
Fractional shares retired after reverse stock split              (1)          -         (45)             -
Accretion on Series B redeemable preferred stock                  -           -        (441)             -
Dividends on redeemable preferred stock                           -           -           -         (3,200)
Net earnings                                                      -           -           -         13,694
Change in foreign currency translation adjustment, net of
   income taxes                                                   -           -           -              -
Change in unrealized appreciation on available-for-sale
   securities, net of income taxes                                -           -           -              -
                                                             -----------------------------------------------

Balance, December 31, 2000                                    8,777      $   88     288,900       (186,082)
                                                             =======    ========    =======       =========

                                                                                  Notes
                                                              Accumulated       receivable         Total
                                                                other           and accrued        common       Comprehensive
                                                             comprehensive     interest from    shareholders'     earnings
                                                             earnings (loss)    shareholder        equity          (loss)
                                                             --------------  ---------------    -------------- -------------

Balance, December 31, 1997                                           -            (3,535)       153,169

Issuance of common stock:
   Exercise of options                                               -                 -            273
   Employee stock purchase plan                                      -                 -            365
   Conversion of subordinated debentures                             -                 -             13
Purchase of treasury stock                                           -                 -         (2,397)
Net loss                                                             -                 -       (101,542)        (101,542)
                                                             -----------------------------------------------    =========
Balance, December 31, 1998                                           -            (3,535)        49,881

Issuance of common stock:
   Exercise of options                                               -                 -            309
   Employee stock purchase plan                                      -                 -            528
   Conversion of subordinated debentures                             -                 -             87
Recognition of deferred tax effect of exercise of options            -                 -          7,710
Issuance of warrants on Series B redeemable preferred
   stock                                                             -                 -          4,415
Accretion on Series B redeemable preferred stock                     -                 -           (420)
Dividends on redeemable preferred stock                              -                 -         (3,049)
Net earnings                                                         -                 -         34,006          34,006
Change in foreign currency translation adjustment                 (537)                -           (537)           (537)
Change in unrealized appreciation on available-for-sale
   securities                                                    6,314                 -          6,314           6,314
                                                             -----------------------------------------------------------
Balance, December 31, 1999                                       5,777            (3,535)        99,244          39,783
                                                                                                                ========

Issuance of common stock:
   Exercise of options                                               -                 -             65
   Employee stock purchase plan                                      -                 -            559
   Conversion of subordinated debentures                             -                 -              5
Repurchase of common stock                                           -                 -         (4,733)
Fractional shares retired after reverse stock split                  -                 -            (45)
Accretion on Series B redeemable preferred stock                     -                 -           (441)
Dividends on redeemable preferred stock                              -                 -         (3,200)
Net earnings                                                         -                 -         13,694          13,694
Change in foreign currency translation adjustment, net of
   income taxes                                                    (25)                -            (25)            (25)
Change in unrealized appreciation on available-for-sale
   securities, net of income taxes                              (6,273)                -         (6,273)         (6,273)
                                                             ------------------------------------------------------------
Balance, December 31, 2000                                        (521)           (3,535)        98,850           7,396
                                                             ==========           =======       ========         ========


See accompanying notes to consolidated financial statements

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                                 Years ended December 31,
                                                                                           ---------------------------------------
                                                                                              2000         1999         1998
                                                                                           ---------------------------------------

           Cash Flows from Operating Activities:
              Net earnings (loss)                                                          $ 13,694        34,006     (101,542)
              Less, earnings (loss) from discontinued operations, net of income taxes             -         2,640       (1,136)
                                                                                           --------      --------     --------
              Earnings (loss) from continuing operations                                     13,694        31,366     (100,406)
              Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
                    Depreciation and amortization                                            13,984        13,987       32,292
                    Provision for doubtful accounts                                           7,043         7,193        6,342
                    Deferred tax expense (benefit)                                            9,100        (4,000)           -
                    Gains on sales of investments                                            (6,077)      (17,349)           -
                    Asset impairment charges                                                      -             -       82,885
                    Other, net                                                                    -             -          146
                    Changes in assets and liabilities, net of effect of acquisitions:
                       Trade accounts receivable                                             (5,583)       (5,319)      (5,151)
                       Inventories                                                           (6,735)         (191)        (559)
                       Other current assets                                                     347           419         (827)
                       Intangible and other noncurrent assets                                (4,818)       (3,503)      (2,398)
                       Accounts payable                                                       3,713        (5,667)       1,839
                       Accrued and other liabilities                                         (4,550)       (4,458)     (11,143)
                                                                                           --------      --------    ---------
           Net cash provided by continuing operations                                        20,118        12,478        3,020
           Net cash provided by (used in) discontinued operations                              (623)          710        1,911
                                                                                           --------      --------    ---------
                 Net cash provided by operating activities                                   19,495        13,188        4,931
                                                                                           --------      --------    ---------

           Cash Flows from Investing Activities:
              Purchases of property and equipment                                            (7,395)       (5,128)      (3,941)
              Purchases of property and equipment related to discontinued operations         (3,492)       (2,233)      (2,001)
              Acquisition of businesses, net of cash acquired                                     -       (93,022)     (19,947)
              Proceeds from sales of short-term investments                                   7,298        23,579        8,997
              Investment in an affiliated company                                                 -        (2,680)      (2,010)
              Proceeds from disposal of property and equipment                                    -         1,257            -
                                                                                           --------       -------      -------
                 Net cash used in investing activities                                       (3,589)      (78,227)     (18,902)
                                                                                           --------       -------      -------

           Cash Flows from Financing Activities:
              Borrowings under credit agreement                                              23,000       108,000       16,659
              Proceeds from issuance of debt                                                    891           979          781
              Principal repayments of long-term debt                                        (37,650)      (41,552)      (1,627)
              Proceeds from issuance of common stock                                            579           837          638
              Repurchases of common stock                                                    (4,733)            -       (2,397)
              Preferred stock dividend payments                                              (3,200)       (2,249)           -
              Other, net                                                                          -             -          (60)
                                                                                           --------        ------      -------
                 Net cash provided by (used in) financing activities                        (21,113)       66,015       13,994
                                                                                           --------        ------     --------
           Effect of exchange rate changes on cash and cash equivalents                        (426)         (537)           -
                                                                                           --------        -------    --------
                 Net increase (decrease) in cash and cash equivalents                        (5,633)          439           23
           Cash and cash equivalents at beginning of year                                     9,548         9,109        9,086
                                                                                           --------        ------     --------
           Cash and cash equivalents at end of year                                         $ 3,915         9,548        9,109
                                                                                           ========       =======     ========
           Supplemental disclosures of cash paid for:

              Interest                                                                      $ 8,596         6,325        1,161
                                                                                           ========       =======     ========
              Income taxes                                                                  $ 2,167           457           10
                                                                                           ========       =======     ========

           Supplemental disclosure of noncash investing and financing activities:
              Equipment acquired under capital lease obligations                            $   266           526          707
                                                                                           ========       =======     ========

           See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


(1)    Summary of Significant Accounting Policies

       (a)    Business

              Prior to 1998, Matria Healthcare, Inc. ("Matria" or the "Company"), a Delaware corporation, was primarily a nationwide provider of women's health services. During 1998, Matria established itself as a diversified provider of disease management. In July 1998, the Company acquired Quality Diagnostic Services, Inc. ("QDS") and entered the cardiovascular disease management market. In October 1998, the Company entered the respiratory disease management market by signing a licensing agreement with National Jewish Medical Research Center ("National Jewish") that gives Matria exclusive rights to market the comprehensive asthma and chronic obstructive pulmonary disease management programs developed by National Jewish. In 1998, the Company expanded its existing diabetes-in-pregnancy program to include the general diabetes population. In January 1999, the Company significantly expanded its offering of diabetes supplies and disease management services through the acquisitions of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Systems, Inc. ("DMS"). See note 2 for a summary of acquisitions, note 15 for a description of the revenues, operating earnings, identifiable assets, depreciation and amortization and capital expenditures of the Company's reportable business segments and note 16 for a summary of dispositions of businesses, including the sale of QDS in February 2001.

       (b)    Basis of Financial Statement Presentation

              The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets, and revenues, other income and expenses for the periods. Actual results could differ from those estimates.

              The consolidated financial statements include the accounts of Matria and all of its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    Revenues and Allowances for Uncollectible Accounts

              Revenues for the Women's Health and Other segments are generated by providing services through patient service centers. Revenues from these segments are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Diabetes Supplies and Services segment provides services through its patient service center, provides supplies to patients, and assembles, packages and distributes lancing products to original equipment manufacturers. Revenues for services are recognized when services are provided and revenues from product sales are recognized when product is shipped. Revenues from this segment are recorded net of contractual and other discounts. A significant portion of the Company's revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of the Company's trade accounts receivable is susceptible to changes in third-party reimbursement policies.

              A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon the Company's evaluation of current industry conditions, historical collection experience, and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)

       (d)    Concentration of Credit Risk

              Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable from third-party payors. The collectibility of accounts receivable from third-party payors is directly affected by conditions and changes in the insurance industry and governmental programs, which are taken into account by the Company in computing and evaluating its allowance for uncollectible accounts.

       (e)    Cash and Cash Equivalents

              Cash and cash equivalents consist of cash and interest-bearing deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (f)    Short-Term Investments

              At December 31, 2000, short-term investments consist of the Company's holdings in marketable equity securities (see notes 2 and 17). Under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company classifies these short-term investments as available-for-sale securities which are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive earnings in common shareholders' equity. Unrealized gains of $41 and $6,314 are included in common shareholders' equity in the consolidated balance sheets at December 31, 2000 and 1999.

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

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)

       (i)    Intangible Assets

              A summary of intangible assets follows:

                                                                December 31,
                                                        ---------------------------
                                                         2000            1999
                                                        -----------     -----------

                        Goodwill                        $     135,045         134,326
                        Other intangible assets                 3,825           3,978
                                                          -----------     -----------
                                                              138,870         138,304
                        Less accumulated amortization          19,384           9,580
                                                          -----------     -----------
                                                        $     119,486         128,724
                                                          ===========     ===========


              Intangible assets consist of goodwill and other intangible assets, primarily resulting from the Company's acquisitions (see note 2). Goodwill is being amortized using the straight-line method over periods ranging from 8 to 15 years. At each balance sheet date, the Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds (see note 3).

              Other intangible assets consist of customer lists, purchased software, covenants not to compete and patents. These costs are being amortized on a straight-line basis over periods ranging from four to ten years.

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

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


       (l)    Income Taxes

              The Company accounts for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date. Investment and research and experimental tax credits are accounted for by the flow-through method.

       (m)    Net Earnings (Loss) Per Share of Common Stock

              Basic net earnings (loss) per common share are based on the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and warrants, determined using the treasury stock method, and dilutive convertible preferred shares, determined using the if-converted method. In 1998, the computation of diluted net earnings (loss) per common share was antidilutive; therefore, the amounts reported for basic and diluted net earnings (loss) per common share are the same.

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)

              The computations for basic and diluted net earnings (loss) per common share are as follows:

                                                                                        Years ended December 31,
                                                                             -----------------------------------------------
                                                                                2000             1999              1998
                                                                             ------------     ------------      ------------
              Basic

              Earnings (loss) from continuing operations                        $ 13,694           31,366         (100,406)
              Earnings (loss) from discontinued  operations,  net of income
              taxes                                                                    -            2,640           (1,136)
                                                                             -----------       ----------        ---------
                                                                                  13,694           34,006         (101,542)
              Redeemable preferred stock dividends                                (3,200)          (3,049)               -
              Accretion on Series B redeemable preferred stock                      (441)            (420)               -
                                                                             -----------       ----------        ---------
              Net earnings (loss) available to common shareholders             $  10,053           30,537         (101,542)
                                                                             ===========       ==========        =========

              Weighted average number of common shares outstanding                 9,139            9,151            9,145
                                                                             ===========       ==========        =========
              Net earnings (loss) per common share:
                 Continuing operations                                            $ 1.10             3.05           (10.98)
                 Discontinued operations                                               -             0.29            (0.12)
                                                                             -----------       ----------        ---------
                                                                                  $ 1.10             3.34           (11.10)
                                                                             ===========       ==========        =========


              Diluted

              Net earnings (loss) available to common shareholders              $ 10,053           30,537         (101,542)
              Dividends on convertible preferred shares                              400              381                -
                                                                             -----------       ----------       ----------
              Net earnings (loss) for diluted calculation                       $ 10,453           30,918         (101,542)
                                                                             ===========       ==========       ==========

              Shares:
                 Weighted average number of common shares outstanding              9,139            9,151            9,145
                 Shares issuable from assumed exercise of options and warrants       251              356                -
                 Convertible preferred stock                                         556              529                -
                                                                             -----------       ----------       ----------
                                                                                   9,946           10,036            9,145
                                                                             ===========       ==========       ==========

              Net earnings (loss) per common share:
                 Continuing operations                                            $ 1.05             2.82           (10.98)
                 Discontinued operations                                               -             0.26            (0.12)
                                                                             -----------       ----------       ----------
                                                                                  $ 1.05             3.08           (11.10)
                                                                             ===========       ==========       ==========


              All basic and diluted net earnings (loss) per common share amounts reflected for all periods in the accompanying consolidated financial statements and these notes thereto have been restated to reflect the reverse stock split (see note 8).

       (n)    Comprehensive Earnings

              Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Until 1999, the Company had no elements of comprehensive earnings other than net earnings (loss). For 2000 and 1999, comprehensive earnings consists of net earnings, foreign currency translation adjustments and changes in unrealized appreciation on available-for-sale securities.

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)

       (o)    Fair Value of Financial Instruments

              The Company uses financial instruments in the normal course of business. The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these assets and liabilities. The Company estimates that the carrying amounts of the Company's long-term debt approximate the fair value based on the current rates offered to the Company for debt with the same remaining maturities.

       (p)    Reclassifications

              Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to presentations adopted in 2000.

(2)    Acquisitions

       Effective January 1, 1999, the Company acquired substantially all of the assets of Gainor Medical for an initial purchase price of approximately $134,000. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of intangible assets of
       $3,800, consisting of purchased U.S. patient lists and executive noncompete agreements (being amortized over five years), international patient lists (being amortized over ten years), and goodwill of $106,044 (being amortized over 15 years). Results of its operations have been included in the Company's consolidated results of operations effective January 1, 1999.

       In connection with the acquisition of the Gainor Medical business, the Company recognized a $25,015 deferred tax asset for the estimated tax benefits of the net operating loss carryforwards to be realized in the future as a result of the acquisition (see note 7).

       The acquisition agreement also provided for an additional contingent purchase price adjustment based on 1999 financial performance of the Gainor Medical business. In 2000, an additional $13,719 of purchase price was paid by the issuance of subordinated notes. These notes bear an interest rate of 12% per annum and principal payments will be made in the amount of one-third of the respective note amounts on the third, fourth and fifth anniversaries of the notes.

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

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


       On July 21, 1998, Matria purchased certain assets of QDS, a cardiac event monitoring company, a Georgia corporation and wholly owned subsidiary of Endeavor Technologies, Inc. (subsequently named WebMD Corporation) ("WebMD") for $17,000 in cash. The acquisition agreement also provided for additional cash payments of up to $6,000 contingent upon 1999 revenues of the cardiovascular businesses. The 1999 revenue amounts required to earn additional consideration were not achieved and no additional payments will be made. The assets purchased include intellectual property, accounts receivable, and contract rights. The acquisition was accounted for in accordance with the purchase method of accounting with the results of operations of the business acquired included in the consolidated financial statements from the effective date of the acquisition, July 1, 1998. The acquisition resulted in expensed acquired in-process research and development of $2,482, intangible assets of $3,846, including noncompete agreements and workforce (amortized over five years), customer lists and trade names (amortized over 15 years), and goodwill of $8,254 (amortized over 15 years). In connection with the acquisition, the Company made a $2,010 preferred stock investment in WebMD, which was reflected in other long-term assets at December 31, 1998. In 1999, the Company made an additional $2,680 investment to exercise options and warrants to purchase additional shares of WebMD. At December 31, 2000, the Company's remaining investment in WebMD is reflected in short-term investments. In December 2000, the Company formalized its decision to sell the QDS business and accordingly reported all results of operations as discontinued operations. See note 17 for a summary of gains from sales of shares of WebMD and note 16 for a discussion about the disposition of this business.

       The following is a summary of the fair value of assets acquired and consideration paid in connection with these acquisitions:

                                                                             Gainor           QDS              DMS
                                                                           ------------    -----------      ----------

        Cash paid for the assets acquired, net of cash acquired         $     81,770          17,000           8,492
        Preferred stock issued for assets acquired                            45,000               -               -
        Contingent consideration                                              13,719               -               -
        Cash paid for acquisition costs                                        5,337             370               -
                                                                           -----------     -----------      ----------
        Fair value of assets acquired, including goodwill               $    145,826          17,370           8,492
                                                                           ===========     ===========      ==========


(3)     Asset Impairment Charges

     In 1998, the Company recorded an $82,885 asset impairment charge to reflect management's revised expectations of revenue and earnings growth and the strategic plan to expand beyond maternity management. Most of the charge was related to the write-down of goodwill and intangible assets, which resulted from the 1996 merger ("Merger") of Tokos Medical Corporation (Deleware) ("Tokos") and Healthdyne, Inc. ("Healthdyne"). Based on projections of future revenue growth of its preterm labor management business, the Company determined that estimated future undiscounted cash flows of the Women's Health segment were below the carrying value of its long-lived assets and goodwill. Accordingly, the Company reduced the carrying value of these assets by $74,496 to their estimated fair value. The operations of Tokos and Healthdyne are included in the Women's Health operating segment (see note 15).

       Likewise, the Company determined that the estimated future undiscounted cash flows of National Reproductive Medical Center, Inc. ("NRMC") were below the carrying value of its long-lived assets due to continued operational issues, including the termination of the employment of the founding physician in July 1998. As a result, the Company adjusted the carrying value of NRMC's long-lived assets, primarily goodwill, to their estimated fair value by recording an $8,389 asset impairment charge. The operations of NRMC are included in Other Segments (see note 15). See further discussion of the disposition of NRMC in note 16.

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


       The estimated fair value in each case was based on anticipated cash flows discounted at a rate commensurate with the risk involved.

(4)    Property and Equipment

       Property and equipment are summarized as follows:

                                                                      December 31,

                                                                 ------------------------
                                                                    2000          1999
                                                                 ----------    ----------
        Machinery, equipment and fixtures                     $     20,278        17,116
        Medical equipment                                           18,623        17,744
        Leasehold improvements                                       2,124         1,801
                                                                 ---------     ---------
                                                                    41,025        36,661

        Less accumulated depreciation and amortization              25,381        23,243
                                                                 ---------     ---------

                                                               $    15,644        13,418
                                                                 =========     =========


(5)    Long-Term Debt

       Long-term debt is summarized as follows:

                                                                                                 December 31,
                                                                                        ------------------------------
                                                                                            2000              1999
                                                                                        -------------     ------------

        Secured  term  loan,  variable  interest  at the LIBOR  rate plus  2.5%;
           payable in quarterly installments; maturing in March 2004                 $      43,669           59,000
        Secured revolving line of credit, variable interest at the LIBOR rate plus 2.5%; outstanding principal balance plus all accrued
           but unpaid interest payable March 2004                                           29,000           27,000
        Subordinated acquisition note, interest at 8% payable
           quarterly; interest at 4% payable annually; payable in annual
           installments beginning in 2003 and maturing in 2005                              13,963           13,000
        Convertible subordinated debentures (net of discount of $87 and $35 at December 31, 2000 and 1999, respectively);  interest at 8%
           payable annually; maturing on December 31, 2001; convertible into the
           Company's common stock at $19.60 per share; redeemable by the
           Company at face value                                                             1,146            1,187
        Capital lease obligations; interest ranging from approximately
           7% to 13% with various monthly payments and maturing at
           various dates through December 2003 (note 12)                                       602              754
        Other debt; interest at rates ranging from approximately 7.5%
           to 9%; payable in monthly installments through May 2002                             431              511
                                                                                       -----------        ---------
              Total long-term debt                                                          88,811          101,452

        Less current installments                                                           11,815           10,362
                                                                                       -----------        ---------

                  Long-term debt, excluding current installments                     $      76,996           91,090
                                                                                       ===========        =========

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)

       In connection with the acquisitions of Gainor Medical and DMS in January 1999 (see note 2), the Company entered into a $125,000 five-year bank credit facility. This facility consisted of an $80,000 term loan facility and a $45,000 revolving credit facility. The facility is collateralized by accounts receivable, inventories, property and equipment, and certain other assets of the Company. Borrowings under this agreement bear interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or
       (ii) the LIBOR rate plus 2.25% to 3.25%. As of December 31, 2000, interest rates under this agreement ranged from 9.1875% to 11.0%. The weighted average interest rate on this facility for 2000 was 9.43%. The facility requires a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios and certain limitations are placed on cash dividends. At December 31, 2000, the Company was in compliance with these requirements.

       Approximate aggregate minimum annual payments due on long-term debt for the five years subsequent to December 31, 2000 are as follows:

                        2001                 $        11,815
                        2002                          11,415
                        2003                          18,819
                        2004                          42,107
                        2005                           4,655
                        Thereafter                         -
                                                  -------------
                                             $        88,811
                                                  =============


       In February 2001, $18,000 of the term loan facility was repaid from the proceeds of the sale of QDS (see note 16). All subsequent payments due on the term loan facility will be proportionately reduced from the amounts reflected in the table above.

(6)    Accrued Liabilities

       Accrued liabilities are summarized as follows:

                                                                                     December 31,
                                                                             -----------------------------
                                                                                2000             1999
                                                                             -----------      ------------
        Accrued salaries, wages and incentives                           $       2,466            2,960
        Accrued liabilities of business dispositions (note 16)                   1,460            2,751
        Accrued interest                                                         1,431            1,893
        Accrued preferred stock dividends                                          800              800
        Accrued restructuring costs (note 11)                                      764            1,369
        Other                                                                    1,777            2,576
                                                                             -----------      ------------
                                                                         $       8,698           12,349
                                                                             ===========      ============

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)

(7)    Income Taxes

       The provision (benefit) for income taxes consisted of:

                                                                                      Years ended December 31,
                                                                            ---------------------------------------------
                                                                                2000            1999            1998
                                                                            ------------    ------------    -------------
        Current tax provision:
           U.S. federal                                                 $        768              87              10
           State and local                                                       692             162               -
           Non-U.S.                                                              707             208               -
                                                                              ------           -----          ------
              Total current tax provision                                      2,167             457              10
                                                                              ------        --------          ------
        Deferred tax provision:
           U.S. federal                                                        6,456          (4,087)            (10)
           State and local                                                       509            (162)              -
           Non-U.S.                                                              (32)           (208)              -
                                                                              -------       --------          ------
              Total deferred tax provision                                     6,933          (4,457)            (10)
                                                                             -------        --------          ------

        Total income tax expense (benefit)                              $     $9,100          (4,000)              -
                                                                             =======         =======          ======


       Below is a reconciliation of the expected income tax expense (benefit) - (based on the U.S. federal statutory income tax rate) to the actual income taxes:

                                                                                      Years ended December 31,

                                                                            ---------------------------------------------
                                                                                2000            1999            1998
                                                                            ------------    ------------    -------------


        Computed expected income tax expense (benefit)                  $        7,978          10,202         (35,540)
        Increase (decrease) resulting from:
            State and local income taxes, net of federal benefit                   781           1,188               -
            Non-U.S. municipal taxes and tax rate differences                      159               -               -
            Nondeductible expenses                                                 182           1,194          39,563
            Losses in excess of allowable carrybacks                                 -               -             796
            Nontaxable municipal interest income                                     -               -             (83)
            Change in effective tax rate                                             -          (3,886)              -
            Tax benefits realized as a result of acquisitions                        -          25,015               -
            Benefit of deductions attributable to stock options
                credited to additional paid-in capital                               -           7,710               -
            Reduction in valuation allowance                                         -         (45,339)         (4,624)
            Other, net                                                               -             (84)           (112)
                                                                            ------------    ------------    -------------
        Income tax expense (benefit)                                    $        9,100          (4,000)              -
                                                                            ============    ============    =============


       At December 31, 1998, the Company had a deferred tax asset of approximately $45,339 before an offsetting valuation allowance. The valuation allowance was based on an assessment of the likelihood of whether the deferred tax asset would be realized. The elimination of the valuation allowance of $45,339 during 1999 was attributable to the following items: (1) 1999 income which utilized $12,500 of net operating losses; (2) an increase in deferred income taxes to include the state income tax benefits of $(3,886); (3) a reduction of $25,015 based upon an assessment of future operating earnings of the combined businesses in conjunction with the acquisition of Gainor Medical (see note 2); (4) a $7,710 credit to additional paid-in capital related to the operating loss carryforward generated by the exercise of stock options; and (5) a $4,000 credit to income tax benefit on the consolidated statement of operations as the Company believes now, more likely than not, that it will realize the related deferred income tax assets.

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


At December 31, 2000 and 1999, the deferred income tax assets consist of future tax benefits attributable to:

                                                                               2000              1999
                                                                           -------------     -------------
             Deferred income tax assets:
                Current:
                 Allowance for doubtful accounts                        $       2,432             3,017
                 Accruals and reserves not deducted for tax purposes              750             2,105
                                                                           -------------     -------------
                                                                                3,182             5,122
                                                                           -------------     -------------
                Non-current:
                 Accruals and reserves not deducted for tax purposes            1,287             1,764
                 Depreciation and amortization                                  1,959             2,608
                 Net operating loss carryforwards                              21,045            25,766
                 Credit carryforwards                                           2,657             2,010
                 Other                                                            367              (545)
                                                                           -------------     -------------
                                                                               27,315            31,603
                                                                           -------------     -------------
                      Total deferred income tax assets                  $      30,497            36,725
                                                                           =============     =============


       At December 31, 2000, the Company had the following estimated credit and operating loss carryforwards available for federal income tax reporting purposes to be applied against future taxable income and tax liabilities:





                                              General             Net
                Year of                      business          operating
               Expiration                     credits             loss
              ------------                ------------      -------------

                   2001                 $          34                  -
                   2002                            38                  -
                   2003                            89                  -
                   2004                            43                  -
                   2005                            61                  -
                   2006                           151                  -
                   2007                             -                 29
                   2008                             -              1,011
                   2009                             -              4,599
                   2010                             -             11,364
                   2011                             -             34,070
                   2012                             -              1,824
                   2018                             -                414
                   2019                             -                354
                   2020                             -                436
                                            ------------      -------------
                                        $         416             54,101
                                            ============      =============


       The Company also has available alternative minimum tax ("AMT") credit carryforwards of approximately $2,241 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $45,965.

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


(8)    Common Shareholders' Equity

       Reverse Stock Split

       In December 2000, the Company executed a one-for-four reverse stock split under which every four shares of the Company's common stock were converted into one new share of common stock. All amounts reflected for common stock and additional paid-in capital, and all amounts of authorized and outstanding common shares and per share amounts reflected for all periods in the accompanying financial statements and these notes thereto have been restated to reflect the reverse stock split.

       Stock Option Plans

       During 2000, the Board of Directors of the Company adopted the 2000 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2000 Stock Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Under the terms of this plan, a total of 550,000 shares of common stock were reserved for issuance. The Stock Option Committee shall determine the term of each option granted, provided that the term shall not be for more than ten years. The options are exercisable based on established performance goals, provided, however, that they are exercisable in no less than two years and no more than four years and expire after ten years.

       Also during 2000, the Board of Directors of the Company adopted the 2000 Non-employee Director Stock Option Plan, which provides for the issuance of non-qualified stock options to the Company's non-employee directors. Under the terms of this plan, a total of 62,500 shares of common stock were reserved for issuance. The options are granted with an exercise price equal to the fair market value of the Company's common stock on the date the option is granted and vest monthly over the 12 months from the date of grant. The term of each option is ten years from the date of grant.

       During 1997, the Board of Directors of the Company adopted the 1997 Stock Incentive Plan for key employees, officers, independent contractors, and consultants of the Company. The 1997 Stock Option Plan has three components: a stock option component, a stock bonus/stock purchase component, and a Stock Appreciation Right component. A total of 450,000 shares of the Company's common stock have been authorized for issuance under this Plan. The Stock Option Committee shall determine the term of each option granted under the Plan, provided, however, that the term does not exceed ten years. These options are exercisable based upon established performance goals, provided, however, that they are not exercisable in less than two years or more than four years and expire after ten years.

       The Company has elected to adopt the disclosure-only provisions of SFAS 123 which require presentation of pro forma net earnings (loss) and pro forma earnings (loss) per share as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net earnings (loss) from continuing operations and earnings
       (loss) per common share from continuing operations would have been as follows:

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


                                                                          2000           1999            1998
                                                                       ----------    -----------    -------------

             Pro forma net earnings (loss) from continuing
             operations available to common shareholders             $     8,221         25,989         (101,343)
                                                                        =========     =========     =============

             Pro forma basic net  earnings  (loss) per common share
             from continuing operations                              $      0.90           2.84           (11.08)
                                                                        =========    ==========     =============


       The weighted average fair value of the individual options granted during 2000, 1999 and 1998 is estimated at $10.67, $9.50 and $9.89, respectively, on the date of grant. The fair values for those years were determined using the Black-Scholes option-pricing model with the following assumptions.






                                                     2000            1999            1998
                                                 -----------     -----------     -----------
                Dividend yield                         None            None             None
                Volatility                              57%             58%              50%
                Risk-free interest rate               6.15%           5.54%            5.15%
                Expected life                       5 Years         5 Years          5 Years



       A summary of stock option transactions under these plans is shown below:






                                              2000                        1999                          1998
                                     ------------------------    ------------------------     -------------------------
                                                   Weighted                    Weighted                      Weighted
                                                    average                     average                       average
                                                   exercise                    exercise                      exercise
                                      Shares         price        Shares         Price          Shares         price
                                     ---------     ----------    ----------    ----------     -----------    ----------

       Outstanding at beginning of     884,729     $  23.16        806,280      $ 23.63         726,346      $  24.92
       year
       Granted                         234,105        19.16        196,605        17.20         232,880         20.04
       Exercised                       (16,875)       14.62        (39,586)        8.68         (30,368)         9.00
       Canceled                        (53,615)       22.73        (78,570)       20.48        (122,578)        26.84
                                     ---------     ----------    ----------    ----------     -----------    ----------

       Outstanding at end of year    1,048,344     $  22.41        884,729     $  23.16         806,280      $  23.63
                                     =========     ==========    ==========    ==========     ===========    ==========
       Exercisable at end of year      634,478     $  24.67        499,078     $  25.32         496,267      $  23.96
                                     =========     ==========    ==========    ==========     ===========    ==========


       The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:





                                                Options outstanding                          Options exercisable
                                ----------------------------------------------------    -------------------------------
                                                      Weighted           Weighted                           Weighted
           Range of                                    average            average                           average
           Exercise                Shares             remaining          exercise         Shares            exercise
            Price                Outstanding         contractual           price        exercisable          price
                                                     life (years)
          --------------------- --------------     ----------------     ------------    ------------      -------------

          $  7.50 - $ 10.00          5,250               9.3            $    9.23              646        $     7.50
          $ 10.00 - $ 20.00        289,121               8.2                16.34          107,111             16.65
          $ 20.00 - $ 30.00        681,762               6.5                23.77          454,510             24.95
          $ 30.00 - $ 40.00         71,260               5.1                33.97           71,260             33.97
          $ 40.00 - $126.00            951               1.5               106.56              951            106.56
                                ----------                                               ---------
                                 1,048,344                                                 634,478
                                ==========                                               =========


                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


       Employee Stock Purchase Plan

       The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 125,000 shares of the Company's common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee's compensation or 1,000 shares of common stock per quarter. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. During 2000, 1999 and 1998, respectively, 39,755, 48,469 and 30,133 shares of common stock were issued under the Purchase Plan. Compensation costs related to this plan determined under SFAS 123 were insignificant to the Company's consolidated statements of operations for the three years ended December 31, 2000.

       Shareholders' Rights Plan

       In connection with the Merger, Matria established a Shareholders' Rights Agreement. If a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender offer or exchange that would result in the acquisition of a beneficial ownership of 20% or more of the Company's outstanding common stock, the rights detach from the common stock and are distributed to shareholders as separate securities. Each right entitles its holder to purchase one one-hundredth of a share (a unit) of common stock, at a purchase price of $244 per unit. The rights, which do not have voting power, expire on March 9, 2006 unless previously distributed and may be redeemed by the Company in whole at a price of $0.01 per right any time before and within ten days after their distribution. If the Company is acquired in a merger or other business combination transaction, or 50% of its assets or earnings power are sold at any time after the rights become exercisable, the rights entitle a holder to buy a number of common shares of the acquiring company having a market value of twice the exercise price of the right. If a person acquires 20% of the Company's common stock or if a 15% or larger holder merges with the Company and the common stock is not changed or exchanged in such merger, or engages in self-dealing transactions with the Company, each right not owned by such holder becomes exercisable for the number of common shares of the Company having a market value of twice the exercise price of the right.

(9)    Redeemable Preferred Stock

       In connection with the purchase of the Gainor Medical  business (see note
       2), the Company designated 16,500 shares and issued 10,000 shares of 4% Series A convertible redeemable preferred stock ("Series A CRPS"), and designated 60,000 shares and issued 35,000 shares of 8% Series B redeemable preferred stock ("Series B RPS") with attached warrants to purchase 1,000,000 shares of the Company's common stock at $12.00 per share.

       The Series A CRPS is convertible at any time into 555,556 shares of common stock. At its option, the Company may redeem the Series A CRPS, at any time beginning two years after the acquisition date, after the 30-day moving average of the closing price of the Company's stock has exceeded $21.60 per share, at a redemption price of $1,222 per share. The Series A CRPS has a mandatory redemption feature which requires the Company to redeem one-third of the shares issued on each of the eighth, ninth and tenth anniversary dates of the original issuance date at the redemption price of $1,000 per share. Redemption may occur at the holder's request, in the event there is a change of control of the Company, as defined in the applicable shareholder agreement. Dividends are payable quarterly, in arrears, in cash or additional shares of Series A CRPS, or a combination thereof, at the option of the Company. The Series A CRPS has been recorded at the mandatory redemption value.

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


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

(10)   Employee Benefit Plans

       The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company's obligation for contributions under the 401(k) plan is limited to each participant's contribution but not more than 3% of the participant's compensation. Discretionary Company contributions are allowed under the plan. Contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were approximately $784, $833 and $814, respectively.

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

       During 2000,  1999 and 1998, the Company paid $2,754,  $2,754 and $2,640, respectively, in insurance premiums related to these split-dollar life insurance contracts. At December 31, 2000 and 1999, respectively, the cash surrender value of life insurance policies was $10,813 and $10,803 and the related liability was $5,052 and $8,030.

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


(11)   Restructuring

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

(12)   Commitments

       The Company is committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 2000 are as follows:



                                                Operating          Capital
           Years ending December 31,              leases            leases
           -------------------------          --------------     ------------

               2001                       $         6,281               447
               2002                                 5,368               125
               2003                                 2,454                80
               2004                                   971                 -
               2005                                   826                 -
               Thereafter                           1,375                 -
                                               --------------    -----------
                                          $        17,275               652
                                               ==============
               Less interest                                             50
                                                                -----------
           Present value of future
           minimum capital lease payments                      $        602
                                                                ===========


       Amortization of leased assets is included in depreciation expense. Rental expense for cancelable and noncancelable leases was approximately $6,673, $7,460 and $6,500 for the years ended December 31, 2000, 1999 and 1998, respectively.

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)

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

(14)   Quarterly Financial Information - Unaudited

       Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 2000 and 1999.


                                                                                              Quarter
                                                                   --------------------------------------------------------------
                                                                      Fourth           Third          Second            First
                                                                   ------------     -----------    -------------     ------------

       2000:

         Revenues                                               $       56,390          57,434         58,197            53,746

         Net earnings (loss)
             Continuing operations                                       2,089           2,658          3,621             5,326
             Discontinued operations                                      (180)           (195)           (55)              430
                                                                       --------        --------       --------          -------
                Total                                                    1,909           2,463          3,566             5,756
                                                                       ========        ========       ========          =======

         Net earnings (loss) per diluted common share
             Continuing operations                                        0.13            0.18           0.28              0.44
             Discontinued operations                                     (0.02)          (0.01)         (0.01)             0.04
                                                                      ---------        --------       --------          --------
                 Total                                                    0.11            0.17           0.27              0.48
                                                                      =========        ========       ========          ========

       1999:

         Revenues                                               $       57,679          59,999         58,392            55,669

         Net earnings
             Continuing operations                                      19,961           7,189          3,327               889
             Discontinued operations                                       599             548            711               782
                                                                      --------         -------        -------           -------
                Total                                                   20,560           7,737          4,038             1,671
                                                                      ========         =======        =======           =======

         Net earnings per diluted common share
             Continuing operations                                        1.91            0.62           0.25              0.02
             Discontinued operations                                      0.06            0.05           0.07              0.08
                                                                          ----            ----           ----              ----
                Total                                                     1.97            0.67           0.32              0.10
                                                                          ====            ====           ====              ====


       The sum of the four  quarterly  net  earnings  (loss) per diluted  common
       share  amounts  may  not  equal  the  annual  amount   reflected  on  the
       consolidated statements of operations due to rounding.

(15)   Business Segment Information

       The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately and the Company evaluates performance based on operating earnings of each respective business unit.

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


       As of December 31, 2000 the Company's operations have been classified into two reportable business segments: Women's Health and Diabetes
       Supplies and Services. The Women's Health segment offers services designed to assist physicians and payors in the cost-effective management of maternity patients, including: specialized home nursing, risk assessment, patient education and management, home uterine contraction monitoring, infusion therapy, gestational diabetes management and other monitoring and clinical services as prescribed by the patient's physician. The Diabetes Supplies and Services segment has two components, diabetes disease management and fulfillment services, and medical device design, development and manufacturing services. The Other Segments include three business segments that are below the quantitative threshold for disclosure: respiratory disease management, clinical records software and services (business was exited in the second quarter of 2000) and infertility practice management services (sold during the third and fourth quarters of 1999). In December 2000, the Board of Directors of the Company approved the sale of the business and certain assets of its Cardiovascular segment, a business that provided cardiac event monitoring, holter monitoring and pacemaker follow-up services (see note
       16). The results of operations of this business segment are classified as discontinued operations and are not included in the Company's segment information, but are included in the reconciliations to consolidated amounts.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales, and operating earnings (loss) by business segment excludes interest income, interest expense and corporate expenses.

       Summarized financial information as of and for the years ended December 31, 2000, 1999 and 1998 by business segment follows:


                                                          Revenues                   Operating earnings (loss)
                                               --------------------------------  -----------------------------------
                                                  2000        1999       1998       2000         1999        1998
                                               ----------  ---------  ---------  ----------  -----------  ----------

       Women's Health                        $   109,716     109,986    115,147     24,292      15,566       (8,584)
       Diabetes Supplies and Services            114,694     110,529         39      9,729      11,402           39
       Other Segments                              1,357      11,224     13,386     (3,601)     (2,409)      (4,956)
                                               ----------  ---------  ---------  ----------  -----------  ----------
                Total segments                   225,767     231,739    128,572     30,420      24,559      (13,501)

       General corporate                               -           -          -     (7,745)     (5,651)      (3,860)
       Asset impairment charges (note 3)               -           -          -          -           -      (82,885)
       Interest expense, net                           -           -          -     (8,156)     (7,711)        (608)
       Other income, net                               -           -          -      8,275      16,169          448
                                               ----------  ---------  ---------  ----------  -----------  ----------
                                             $   225,767     231,739    128,572     22,794      27,366     (100,406)
                                               ==========  =========  =========  ==========  ===========  ==========


                                                     Identifiable assets           Depreciation and amortization
                                               --------------------------------  -----------------------------------
                                                 2000        1999       1998       2000         1999        1998
                                               ----------  ---------  ---------  ----------  -----------  ----------
       Women's Health                        $    38,343      39,575     57,088      2,381       3,380       29,150
       Diabetes Supplies and Services            153,620     153,772         39      9,922       9,610            -
       Other Segments                                764       2,462      6,543        151         571        3,041
       General corporate                          75,566      74,073     16,916      1,530         426          101
       Net assets of discontinued operations           -      15,831     16,448          -           -            -
                                               ----------  ---------  ---------  ----------  -----------  ----------
                                             $   268,293     285,713     97,034     13,984      13,987       32,292
                                               ==========  =========  =========  ==========  ===========  ==========

                                                   Capital expenditures
                                                -----------------------------------
                                                   2000         1999        1998
                                                ---------   -----------  ----------
       Women's Health                        $      2,212       2,933        2,828
       Diabetes Supplies and Services               3,558         787            -
       Other Segments                                  25         541          406
       General corporate                            1,600         867          707
                                                ---------   -----------  ----------
                                             $      7,395       5,128        3,941
                                                =========   ===========  ==========

                   MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998
           (Amounts in thousands, except share and per share amounts)


       The Company's revenues from operations outside the U.S. were approximately 12% and 11% of total revenues in 2000 and 1999, respectively, and less than 1% of total revenues in 1998. No single customer accounted for 10% of consolidated net revenues in 2000, 1999 or 1998.

(16)     Dispositions of Businesses

       In February 2001, the Company sold the business and certain assets of QDS and received cash proceeds totaling approximately $18,000. The accounts receivable of QDS, totaling approximately $8,800 at December 31, 2000, were excluded from the sale. The proceeds to be received and the accounts receivable of QDS are reflected in "other receivables" on the consolidated balance sheets at December 31, 2000. No gain or loss was recognized on the sale of these assets. As of December 31, 2000, an accrued liability totaling $1,217 was recorded for estimated future salary and severance costs of personnel retained to collect the accounts receivable and for net costs of operating activities through the sale date. The accompanying consolidated financial statements have been restated to reflect QDS as a discontinued operation for all periods presented.

       The operating results of discontinued operations are as follows:

                                                                        2000            1999           1998
                                                                    ------------    -----------    -----------

       Revenues                                                   $      15,336         15,596           6,644

       Earnings (loss) before income taxes                        $           -          2,640          (1,136)
       Income tax expense                                                     -              -               -
                                                                     ----------      ---------         -------
       Net earnings (loss) from discontinued operations           $           -          2,640          (1,136)
                                                                     ==========      =========         =======


       In 1999, the Company determined that its infertility business, NRMC, no longer fit the Company's diversified disease management strategy. During the third and fourth quarters of 1999, the Company sold the assets of these clinics and realized cash proceeds of $1,257 and received notes from the buyers of NRMC totaling $1,079. Due to the uncertainty of collection of the notes and an accrual for future patient refunds, no gain or loss was recognized on the sale of these assets in 1999. In 2000, the Company received $750 in full settlement of notes receivable from one purchaser and recognized a gain of $1,746 from the sale of these assets, which reflected the realization of most of the proceeds and a re-assessment of remaining obligations. As of December 31, 2000, an accrual for future patient refunds and other costs totaling $243 was reflected in accrued liabilities, and an additional $109 for long-term commitments was reflected in other long-term liabilities.

(17)   Sales of Short-Term Investments

       In connection with the acquisition of QDS (see note 2), the Company invested $2,010 in 1998 in preferred stock of WebMD and received options and warrants to purchase additional shares of WebMD for $2,680, which were exercised in 1999. In 1999, the Company sold shares of WebMD generating proceeds of $20,720 and a gain of $17,349, which was reflected in "other income" in the consolidated statements of operations. In 2000, additional shares were sold generating proceeds of $7,298 and gains of $6,077. At December 31, 2000, the Company has a remaining investment in WebMD of 16,423 shares.