Form 10-Q
period 2001-03-31
MATRIA HEALTHCARE INC
filed 2001-05-14
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

Yes       X               No

The number of shares outstanding of the issuer's only class of common stock, $.01 par value, together with associated common stock purchase rights, as of May 1, 2001 was 8,773,055.

                             MATRIA HEALTHCARE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2001

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION

         Item 1.      Financial Statements............................... 3
         Item 2.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.............10
         Item 3.      Quantitative and Qualitative Disclosures About
                         Market Risk.....................................13


PART II--OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K...................14


SIGNATURES          .....................................................15

                          Part I--Financial Information

Item 1.  Financial Statements



                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                                                      March 31,         December 31,
ASSETS                                                                                   2001                2000
                                                                                   ------------------   ----------------


Current assets:
     Cash and cash equivalents                                                             $   1,535              3,915
     Short-term investments                                                                       91                130
     Trade accounts receivable, less allowances of $6,656 and
        $6,937 at March 31, 2001 and December 31, 2000, respectively                          43,598             39,969
     Other receivables                                                                         7,504             27,608
     Inventories                                                                              16,503             17,035
     Prepaid expenses and other current assets                                                 5,690              5,193
                                                                                   ------------------   ----------------
          Total current assets                                                                74,921             93,850

Property and equipment, less accumulated depreciation of $22,575 and
        $25,381 at March 31, 2001 and December 31, 2000, respectively                         16,426             15,644
Intangible assets, less accumulated amortization of $21,841 and
        $19,384 at March 31, 2001 and December 31, 2000, respectively                        117,043            119,486
Deferred income taxes                                                                         26,824             27,315
Other assets                                                                                  13,447             11,998
                                                                                   ------------------   ----------------
                                                                                          $  248,661            268,293
                                                                                   ==================   ================








See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



                                                                                        March 31,       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                      2001              2000
                                                                                     ----------------  ----------------


Current liabilities:
     Current installments of long-term debt                                                 $  7,630            11,815
     Accounts payable, principally trade                                                      19,621            21,734
     Accrued liabilities                                                                       7,513             8,698
                                                                                     ----------------  ----------------
          Total current liabilities                                                           34,764            42,247

Long-term debt, excluding current installments                                                64,705            76,996
Other long-term liabilities                                                                    8,676             8,754
                                                                                     ----------------  ----------------
          Total liabilities                                                                  108,145           127,997
                                                                                     ----------------  ----------------

Redeemable preferred stock, $.01 par value. Authorized 50,000 shares:
     Series A convertible, redeemable; issued 10 shares at March 31, 2001
        and December 31, 2000; redemption value $10,000                                       10,000            10,000
     Series B redeemable; issued 35 shares at March 31, 2001 and
        December 31, 2000; redemption value $35,000                                           31,555            31,446
                                                                                     ----------------  ----------------
          Total redeemable preferred stock                                                    41,555            41,446
                                                                                     ----------------  ----------------

Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 25,000 shares:
        issued and outstanding 8,721 and 8,777 shares
        at March 31, 2001 and December 31, 2000, respectively                                     87                88
     Additional paid-in capital                                                              288,034           288,900
     Accumulated deficit                                                                    (184,851)         (186,082)
     Accumulated other comprehensive loss                                                       (774)             (521)
     Notes receivable and accrued interest from shareholder                                   (3,535)           (3,535)
                                                                                     ----------------  ----------------
          Total common shareholders' equity                                                   98,961            98,850
                                                                                     ----------------  ----------------
                                                                                           $ 248,661           268,293
                                                                                     ================  ================



See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                       2001            2000
                                                                                   -------------    ------------


Revenues                                                                               $ 61,368          53,746

Cost of revenues                                                                         33,450          27,911
Selling and administrative expenses                                                      17,836          15,898
Provision for doubtful accounts                                                           1,778           1,667
Amortization of intangible assets                                                         2,457           2,446
                                                                                   -------------    ------------
       Operating earnings                                                                 5,847           5,824
Interest expense, net                                                                    (1,707)         (2,176)
Other income (expense), net                                                                (759)          5,057
                                                                                   -------------    ------------
       Earnings from continuing operations before income taxes                            3,381           8,705

Income tax expense                                                                       (1,350)         (3,379)
                                                                                   -------------    ------------
Earnings from continuing operations                                                       2,031           5,326
Earnings from discontinued operations, net of income taxes                                   --             430
                                                                                   -------------    ------------
      Net earnings                                                                        2,031           5,756

Preferred stock dividend requirements                                                      (800)           (800)
Accretion of preferred stock                                                               (109)           (109)
                                                                                   -------------    ------------
         Net earnings available to common shareholders                                  $ 1,122           4,847
                                                                                   =============    ============

Earnings per common share:
      Basic:
         Continuing operations                                                          $  0.13            0.48
         Discontinued operations                                                             --            0.05
                                                                                   -------------    ------------
                                                                                        $  0.13            0.53
                                                                                   =============    ============

      Diluted:
         Continuing operations                                                          $  0.13            0.44
         Discontinued operations                                                             --            0.04
                                                                                   -------------    ------------
                                                                                        $  0.13            0.48
                                                                                   =============    ============

Weighted average shares outstanding:

          Basic                                                                           8,749           9,206
                                                                                   =============    ============
          Diluted                                                                         8,811          10,250
                                                                                   =============    ============




See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   ----------------------------
                                                                                       2001           2000
                                                                                   -------------   ------------

Cash Flows from Operating Activities:
   Net earnings                                                                        $  2,031         5,756
   Less, earnings from discontinued operations, net of income taxes                          --           430
                                                                                   -------------   -----------
   Earnings from continuing operations                                                    2,031         5,326
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                    3,655         3,524
         Provision for doubtful accounts                                                  1,778         1,667
         Deferred tax expense                                                             1,350         3,378
         Gains on sales of investments                                                       --        (5,789)
         Changes in assets and liabilities:
            Trade accounts receivable                                                    (5,405)          (99)
            Inventories                                                                     532           121
            Other current assets                                                         (1,062)          110
            Intangible and other noncurrent assets                                       (1,634)       (2,564)
            Accounts payable                                                             (1,730)       (1,316)
            Accrued and other liabilities                                                  (262)         (686)
                                                                                   -------------   -----------
               Net cash provided by (used in) continuing operations                        (747)        3,672
               Net cash provided by discontinued operations                                 644         1,320
                                                                                   -------------   -----------
                  Net cash provided by (used in) operating activities                      (103)        4,992
                                                                                   -------------   -----------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                                   (1,981)         (810)
   Purchases of property and equipment related to discontinued operations                   (17)       (2,095)
   Proceeds from disposition of business                                                 18,076            --
   Proceeds from sales of short-term investments                                             --         6,809
                                                                                   -------------   -----------
                  Net cash provided by investing activities                              16,078         3,904
                                                                                   -------------   -----------

Cash Flows from Financing Activities:
   Borrowings under credit agreement                                                      9,500            --
   Principal repayments of long-term debt                                               (25,976)      (12,281)
   Proceeds from issuance of common stock                                                    85           210
   Repurchases of common stock                                                             (842)           --
   Preferred stock dividend payments                                                       (800)         (800)
                                                                                   -------------   -----------
                  Net cash used in financing activities                                 (18,033)      (12,871)
                                                                                   -------------   -----------

Effect of exchange rate changes on cash and cash equivalents                               (322)         (271)
                                                                                   -------------   -----------
                  Net decrease in cash and cash equivalents                              (2,380)       (4,246)
Cash and cash equivalents at beginning of year                                            3,915         9,548
                                                                                   -------------   -----------
Cash and cash equivalents at end of period                                             $  1,535         5,302
                                                                                   =============   ===========
Supplemental disclosures of cash paid for:
   Interest                                                                            $  2,254         2,523
                                                                                   =============   ===========
   Income Taxes                                                                        $    172           383
                                                                                   =============   ===========



See accompanying notes to consolidated condensed financial statement

              Notes to Consolidated Condensed Financial Statements
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


1.  General

     The consolidated condensed financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet data for December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the full year ending December 31, 2001.

     In February 2001, the Company completed the sale of the business and certain assets of its Cardiovascular segment, Quality Diagnostic Services, Inc. ("QDS"), a business that provided cardiac event monitoring, holter monitoring and pacemaker follow-up services. The results of operations of QDS, net of income taxes, have been reported as discontinued operations for all periods presented (see note 6).

     The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 2000.


2.  Net Earnings Per Share of Common Stock

     Basic earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and warrants, determined using the treasury stock method, and dilutive convertible preferred shares, determined using the if-converted method.


3.  Comprehensive Earnings

     Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings for the three-month periods ended March 31, 2001 and 2000 were $1,778 and $2,218, respectively.

4.  Long-Term Debt

     As of March  31,  2001,  the  Company  had  $56,556  outstanding  under its
$125,000 five-year bank credit facility. This facility, which initially consisted of an $80,000 term loan facility and a $45,000 revolving credit facility, is collateralized by accounts receivable, inventories, property and equipment and certain assets of the Company. Borrowings under this agreement bear interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or (ii) the LIBOR rate plus 2.25% to 3.25%. As of March 31, 2001, interest rates under this agreement ranged from 7.375% to 9.500%. The weighted average interest rates on this facility for the three-month periods ended March 31, 2001 and 2000 were 8.76% and 9.35%, respectively. The facility requires a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios and certain limitations are placed on cash dividends. At March 31, 2001, the Company was in compliance with these requirements.

5.  Business Segment Information

     The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately, and the Company evaluates performance based on operating earnings of the respective business unit.

     The Company's operations are classified into two reportable business segments: Women's Health and Diabetes Supplies and Services. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education and management; home uterine contraction monitoring; infusion therapy; gestational diabetes management; and other monitoring and clinical services as prescribed by the patient's physician. The Diabetes Supplies and Services segment has two components: diabetes disease management and fulfillment services and medical device design, development and manufacturing services. The Other segment includes two business segments that are below the quantitative threshold for disclosure: respiratory disease management and clinical records software and services (which was exited in the second quarter of 2000). In December 2000, the Board of Directors of the Company approved the sale of the business and certain assets of its Cardiovascular segment, QDS (see note 6). The results of operations of this business segment are classified as discontinued operations and are not included in the Company's segment information.

     The accounting policies of the segments are the same as those for the consolidated entity. Operating earnings by business segment exclude interest income, interest expense and corporate expenses.

     Summarized financial information as of and for the three-month periods ended March 31, 2001 and 2000 by business segment follows:

                                                              Revenues                  Operating earnings
                                                   ------------------------------- -----------------------------
                                                        2001            2000            2001           2000
                                                   ---------------  --------------   -----------   -------------

Women's Health                                           $ 25,529          26,489         4,264           5,578
Diabetes Supplies and Services                             35,364          27,008         3,612           2,511
Other                                                         555             249            (8)           (671)
Intersegment sales                                            (80)             --            --              --
                                                   ---------------  --------------   -----------   -------------
         Total segments                                    61,368          53,746         7,868           7,418
General corporate                                              --              --        (2,021)         (1,594)
Interest expense, net                                          --              --        (1,707)         (2,176)
Other income, net                                                              --          (759)          5,057
                                                   ---------------  --------------   -----------   -------------
         Consolidated revenues and earnings
            from continuing operations before
            income taxes                                 $ 61,368          53,746         3,381           8,705
                                                   ===============  ==============   ===========   =============




                                                   Identifiable assets
                                              -------------------------------
                                                March 31,       December 31,
                                                   2001            2000
                                              ---------------  --------------

Women's Health                                      $ 38,418          38,343
Diabetes Supplies and Services                       155,349         153,620
Other                                                    609             764
General corporate                                     54,285          75,566
                                              ---------------  --------------
         Consolidated assets                       $ 248,661         268,293
                                              ===============  ==============

     The Company's revenues from operations outside the U.S. were approximately 13% of total revenues for the three-month periods ended March 31, 2001 and 2000. No single customer accounted for 10% of consolidated net revenue in either period.


6.  Disposition of Business

     In February 2001, the Company completed the sale of the business and certain assets of its Cardiovascular segment, QDS, and received cash proceeds totaling approximately $18,000. The accounts receivable of QDS, totaling approximately $8,800 at December 31, 2000, were excluded from the sale. The proceeds to be received and the accounts receivable of QDS were reflected in "other receivables" on the consolidated condensed balance sheets at December 31, 2000. No gain or loss was recognized on the sale of these assets. As of March 31, 2001, an accrued liability totaling $239 was recorded for estimated future salary and severance costs of personnel retained to collect the accounts receivable.

     The accompanying consolidated condensed financial statements have been restated to reflect QDS as a discontinued operation for all periods presented. The operating results of discontinued operations for the three months ended March 31, 2000 were as follows:

       Revenues                                                      $ 4,536

       Earnings before income taxes                                  $   702
       Income tax expense                                               (272)
                                                                  ----------
       Earnings from discontinued operations                         $   430
                                                                  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     In February 2001, the Company completed the sale of the business and certain assets of its Cardiovascular segment, Quality Diagnostic Services, Inc. ("QDS"). The results of operations of QDS, net of income taxes, have been reported as discontinued operations. During the second quarter of 2000, the Company decided to exit its clinical patient record software business, Clinical-Management Systems, Inc. ("CMS"), and, as a result, suspended its sales efforts and fully reserved the value of any remaining assets.

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.


Results of Operations

     Revenues increased $7.6 million, or 14.2%, for the three-month period ended March 31, 2001 as compared to the same period in 2000. This increase results from strong growth in the Diabetes Supplies and Services segment, where revenues increased $8.4 million, or 30.9%. Revenues in the Women's Health segment decreased $960,000, or 3.6%, due primarily to a decline in the prescriptions written for preterm labor management services and a change in the patient therapy mix.

     Cost of revenues as a percentage of revenues increased to 54.5% for the three-month period ended March 31, 2001 from 51.9% for the same period in 2000. This increase was primarily the result of the variance in revenues noted above, since the cost of revenues as a percentage of revenues of the Diabetes Supplies and Services segment is higher than this percentage for the Women's Health segment. Also, the cost of revenues as a percentage of revenues in the Women's Health segment increased in 2001 due to the decline in revenues with relatively fixed costs of labor.

     Selling and administrative expenses as a percentage of revenues decreased slightly to 29.1% for the three-month period ended March 31, 2001 from 29.6% for the same period in 2000 due to a decline in the Other segment resulting from exiting the clinical patient record software business.

     The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health segment was approximately 5% for the three-month periods ended March 31, 2001 and 2000. The provision for doubtful accounts as a percentage of revenues in the Diabetes Supplies and Services segment was approximately 1% for the three-month periods of 2001 and 2000. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors.

     Interest expense decreased $457,000, or 20.2%, for the three-month period ended March 31, 2001 compared to the same period in 2000 due to a lower average outstanding debt balance and lower average interest rates in 2001. The weighted average interest rates on the bank credit facility for the three-month periods ended March 31, 2001 and 2000 were 8.76% and 9.35%, respectively.

     Other income (expense), net for the three months ended March 31, 2001 includes a $737,000 charge to reduce the carrying value amounts related to the split dollar life insurance program established in 1997. This non-cash expense was the result of recent declines in the stock market. Other income for the three months ended March 31, 2000 includes gains of $5.8 million from $6.8 million in proceeds of sales of the Company's investment in WebMD Corporation.

     In December 2000, the Company formalized its decision to divest its Cardiovascular segment, QDS. Accordingly, its operating results, net of income taxes, have been recorded as discontinued operations for all periods presented. See note 6 of Notes to Consolidated Condensed Financial Statements where revenues and earnings of discontinued operations are presented. In February 2001, the Company completed the sale of the business and certain assets for approximately $18.0 million in cash. See "Liquidity and Capital Resources" below where the use of the proceeds is discussed.


Liquidity and Capital Resources

     As of March 31, 2001, the Company had cash and short-term investments of $1.6 million. Net cash used in continuing operations was $747,000 for the three months ended March 31, 2001 as compared to net cash provided by continuing operations of $3.7 million for the same period of 2000. This decline in cash flow from continuing operations was primarily due to the increase in accounts receivable, largely in the Diabetes Supplies and Services segment as a result of the strong revenue growth during the first quarter of 2001. The Company's total accounts receivable days' sales outstanding were 64 days' sales as of March 31, 2001, consisting of 45 days' sales for the Diabetes Sales and Services segment and 91 days' sales for the Women's Health segment.

     Capital expenditures for the three months ended March 31, 2001 totaled $2.0 million, which included patient equipment in the Women's Health segment and the upgrade and expansion of computer information systems as the Company positioned itself for expansion into new markets. The Company expects to expend approximately $8.0 million for capital items in 2001.

     The Company has a $125.0 million, five-year secured credit facility, which consists of an $80.0 million term loan facility and a $45.0 million revolving credit facility. The facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or (ii) the LIBOR rate plus 2.25% to 3.25%. The facility requires a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios, and certain limitations are placed on cash dividends. At March 31, 2001, the Company was in compliance with these requirements.

     At March 31, 2001, $23.6 million of the term loan and $33.0 million under the revolving credit facility were outstanding. In addition to the payment of the scheduled installment of the term loan, in February 2001, $18.0 million of the term loan facility was repaid from the proceeds of the sale of QDS. The accounts receivable of QDS were excluded from the sale. During the three months ended March 31, 2001, net cash provided by discontinued operations of QDS totaled $644,000, representing collections of accounts receivable, less payments of salary and severance costs of personnel retained to collect the accounts receivable and other accrued liabilities.

     The Company is continuing to repurchase common stock under a share repurchase program. During the three months ended March 31, 2001, an additional 71,900 shares were repurchased at a cost of approximately $842,000.

     The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows and borrowing capacities under the existing credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new projects.


New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133, which (as amended through issuance of Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133) is effective for 2001, requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company had no derivative or hedge transactions at January 1, 2001 that would require recognition or adjustment under SFAS 133.


Forward-Looking Information

     This Form 10-Q contains forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe", "anticipate", "estimate", "expect", "intend", "plan", "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained;
(ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nissho Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (viii) future healthcare or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xii) changes in company-wide or business unit strategies; (xiii) the effectiveness of the Company's advertising, marketing and promotional programs; (xiv) market acceptance of the Company's disease management products; (xv) increases in interest rates, and (xvi) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2000. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risk from changes in interest rates on long-term debt and foreign exchange rates.

     The Company's primary interest rate risk relates to its variable rate bank credit facility. At March 31, 2001, the Company's total variable rate long-term debt obligation was $56.6 million. A hypothetical 10% increase in the Company's variable interest rate for a duration of one year would result in additional interest expense of approximately $450,000.

     The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 13% of total revenues in the first three months of 2001. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the German mark would impact net earnings by approximately $370,000, on an annual basis.

                           PART II--OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

   11    Computation of Earnings per Share


         Reports on Form 8-K

The Company has not filed any Current Report on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MATRIA HEALTHCARE, INC.


May 14, 2001                         By: /s/  Parker H. Petit
                                              Parker H. Petit
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

                                         /s/  George W. Dunaway
                                              George W. Dunaway, Vice
                                              President--Finance and Chief
                                              Financial Officer
                                              (Principal Financial Officer)