Form 10-Q
period 2001-06-30
MATRIA HEALTHCARE INC
filed 2001-08-14
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

The number of shares outstanding of the issuer's only class of common stock, $.01 par value, together with associated common stock purchase rights, as of August 1, 2001 was 8,764,869.

                             MATRIA HEALTHCARE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2001

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION

         Item 1.      Financial Statements................................... 3
         Item 2.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.................16
         Item 3.      Quantitative and Qualitative Disclosures About Market
                      Risk...................................................20


PART II--OTHER INFORMATION

         Item 4.      Submission of Matters to a Vote of Security Holders....22
         Item 6.      Exhibits and Reports on Form 8-K.......................22


SIGNATURES          .........................................................23

                          Part I--Financial Information

Item 1.  Financial Statements



                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                         June 30,         December 31,
ASSETS                                                                                     2001               2000
------
                                                                                      ----------------   ----------------

Current assets:
     Cash and cash equivalents                                                                $   959              3,915
     Short-term investments                                                                       115                130
     Trade accounts receivable, less allowances of $7,085 and
        $6,937 at June 30, 2001 and December 31, 2000, respectively                            45,534             39,969
     Other receivables                                                                          7,155             27,608
     Inventories                                                                               17,274             17,035
     Prepaid expenses and other current assets                                                  6,501              5,193
                                                                                      ----------------   ----------------
          Total current assets                                                                 77,538             93,850
Property and equipment, less accumulated depreciation of $23,947 and
     $25,381 at June 30, 2001 and December 31, 2000, respectively                              17,153             15,644
Intangible assets, less accumulated amortization of $24,298 and
     $19,384 at June 30, 2001 and December 31, 2000, respectively                             114,589            119,486
Deferred income taxes                                                                          25,411             27,315
Other assets                                                                                   13,828             11,998
                                                                                      ----------------   ----------------
                                                                                            $ 248,519            268,293
                                                                                      ================   ================





See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                           June 30,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                         2001              2000
------------------------------------                                                   ----------------  ----------------

Current liabilities:
     Current installments of long-term debt                                                   $  27,792            11,815
     Accounts payable, principally trade                                                         20,949            21,734
     Accrued liabilities                                                                          5,443             8,698
                                                                                        ----------------  ----------------
          Total current liabilities                                                              54,184            42,247
Long-term debt, excluding current installments                                                   62,065            76,996
Other long-term liabilities                                                                       8,642             8,754
                                                                                        ----------------  ----------------
          Total liabilities                                                                     124,891           127,997
                                                                                        ----------------  ----------------

Redeemable preferred stock, $.01 par value. Authorized 50,000 shares:
     Series A convertible, redeemable; issued 2.5 shares and 10 shares at
        June 30, 2001 and December 31, 2000, respectively; redemption value
        $2,500 and $10,000 at June 30, 2001 and December 31, 2000, respectively                   2,500            10,000
     Series B redeemable; issued 20 shares and 35 shares at June 30, 2001 and
        December 31, 2000, respectively; redemption value $20,000 and $35,000
        at June 30, 2001 and December 31, 2000, respectively                                     18,094            31,446
                                                                                        ----------------  ----------------
          Total redeemable preferred stock                                                       20,594            41,446
                                                                                        ----------------  ----------------

Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 25,000 shares:
        issued and outstanding 8,721 and 8,777 shares
        at June 30, 2001 and December 31, 2000, respectively                                         87                88
     Additional paid-in capital                                                                 290,021           288,900
     Accumulated deficit                                                                       (182,602)         (186,082)
     Accumulated other comprehensive loss                                                          (937)             (521)
     Notes receivable and accrued interest from shareholder                                      (3,535)           (3,535)
                                                                                        ----------------  ----------------
          Total common shareholders' equity                                                     103,034            98,850
                                                                                        ----------------  ----------------
                                                                                              $ 248,519           268,293
                                                                                        ================  ================


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                             Three Months Ended             Six Months Ended
                                                                                  June 30,                      June 30,
                                                                          --------------------------    --------------------------
                                                                              2001          2000           2001           2000
                                                                          -------------  -----------    ------------  ------------

Revenues                                                                      $ 64,838       58,197         126,206       111,943

Cost of revenues                                                                35,025       29,864          68,475        57,775
Selling and administrative expenses                                             18,770       16,299          36,606        32,197
Provision for doubtful accounts                                                  1,995        1,844           3,773         3,511
Amortization of intangible assets                                                2,456        2,450           4,913         4,896
Restructuring expenses                                                              --        1,599              --         1,599
                                                                          -------------  -----------    ------------  ------------
      Operating earnings from continuing operations                              6,592        6,141          12,439        11,965
Interest expense, net                                                           (1,518)      (1,936)         (3,225)       (4,112)
Other income (expense), net                                                         21        1,726            (738)        6,783
                                                                          -------------  -----------    ------------  ------------
      Earnings from continuing operations before income taxes                    5,095        5,931           8,476        14,636
Income tax expense                                                               2,050        2,310           3,400         5,689
                                                                          -------------  -----------    ------------  ------------
      Earnings from continuing operations                                        3,045        3,621           5,076         8,947
Earnings (loss) from discontinued operations, net of income taxes                   --          (55)             --           375
                                                                          -------------  -----------    ------------  ------------
      Net earnings                                                               3,045        3,566           5,076         9,322
Preferred stock dividend requirements                                             (796)        (800)         (1,596)       (1,600)
Accretion of preferred stock                                                      (109)        (110)           (218)         (219)
Gain on repurchase of preferred stock                                            2,139           --           2,139            --
                                                                           ------------   ----------    ------------    -----------
      Net earnings available to common shareholders                            $ 4,279        2,656           5,401         7,503
                                                                           ============   ==========    ============    ===========

Net earnings per common share:
      Basic:
         Continuing operations                                                 $  0.49         0.30            0.62          0.77
         Discontinued operations                                                    --        (0.01)             --          0.04
                                                                          -------------  ------------   ------------  ------------
                                                                               $  0.49         0.29            0.62          0.81
                                                                          =============  ===========    ============  ============

      Diluted:
         Continuing operations                                                 $  0.48         0.28            0.61          0.72
         Discontinued operations                                                    --        (0.01)             --          0.04
                                                                          -------------  ------------   ------------- ------------
                                                                               $  0.48         0.27            0.61          0.76
                                                                          =============  ===========    ============= ============

Weighted average shares outstanding:
          Basic                                                                  8,721        9,218           8,735         9,212
                                                                          =============  ===========    ============  ============
          Diluted                                                                9,056       10,067           9,003        10,159
                                                                          =============  ===========    ============  ============


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                  -----------------------------
                                                                                      2001            2000
                                                                                  --------------   ------------
Cash Flows from Operating Activities:
   Net earnings                                                                        $  5,076          9,322
   Less, earnings from discontinued operations, net of income taxes                          --            375
                                                                                  --------------   ------------
   Earnings from continuing operations                                                    5,076          8,947
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                                    7,528          6,876
         Provision for doubtful accounts                                                  3,773          3,511
         Deferred tax expense                                                             3,400          5,689
         Gains on sales of investments                                                       --         (6,077)
         Changes in assets and liabilities:
            Trade accounts receivable                                                    (9,337)        (2,908)
            Inventories                                                                    (239)          (361)
            Other current assets                                                         (2,874)          (353)
            Intangible and other noncurrent assets                                       (1,883)        (2,718)
            Accounts payable                                                               (380)         1,214
            Accrued and other liabilities                                                (1,788)        (2,981)
                                                                                  --------------   ------------
               Net cash provided by continuing operations                                 3,276         10,839
               Net cash provided by discontinued operations                               1,505            283
                                                                                  --------------   ------------
                  Net cash provided by operating activities                               4,781         11,122
                                                                                  --------------   ------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                                   (4,123)        (3,021)
   Purchases of property and equipment related to discontinued operations                   (17)        (2,879)
   Proceeds from disposition of business                                                 18,076             --
   Proceeds from sales of short-term investments                                             --          7,298
                                                                                  --------------   ------------
                  Net cash provided by investing activities                              13,936          1,398
                                                                                  --------------   ------------

Cash Flows from Financing Activities:
   Borrowings under credit agreement                                                     33,562          3,000
   Proceeds from issuance of debt                                                         1,013            891
   Principal repayments of long-term debt                                               (33,965)       (23,703)
   Proceeds from issuance of common stock                                                   174            369
   Repurchases of common stock                                                             (976)            --
   Repurchase of preferred stock                                                        (18,931)            --
   Preferred stock dividend payments                                                     (1,971)        (1,600)
                                                                                  --------------   ------------
                  Net cash used in financing activities                                 (21,094)       (21,043)
                                                                                  --------------   ------------

Effect of exchange rate changes on cash and cash equivalents                               (579)          (300)
                                                                                  --------------   ------------
                  Net decrease in cash and cash equivalents                              (2,956)        (8,823)
Cash and cash equivalents at beginning of year                                            3,915          9,548
                                                                                  --------------   ------------
Cash and cash equivalents at end of period                                              $   959            725
                                                                                  ==============   ============

Supplemental disclosures of cash paid for:
  Interest                                                                              $ 3,536          5,211
                                                                                  ==============   ============
  Income taxes                                                                          $   474          1,272
                                                                                  ==============   ============


See accompanying notes to consolidated condensed financial statement

              Notes to Consolidated Condensed Financial Statements
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


1.  General

     The consolidated condensed financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet data for December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results for the full year ending December 31, 2001.

     In February 2001, the Company completed the sale of the business and certain assets of its Cardiovascular segment, Quality Diagnostic Services, Inc. ("QDS"), a business that provided cardiac event monitoring, holter monitoring and pacemaker follow-up services. The results of operations of QDS, net of income taxes, have been reported as discontinued operations for all periods presented (see note 7).

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


3.  Comprehensive Earnings

     Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings for the three-month and six-month periods ended June 30, 2001 were $2,882 and $4,660, respectively, and for the corresponding periods in 2000 were $3,187 and $5,405, respectively.


4.  Long-Term Debt

     As of June 30, 2001, the Company had $62,358 outstanding under its $125,000 five-year bank credit facility. This facility, which initially consisted of an $80,000 term loan facility and a $45,000 revolving credit facility was entered into in January 1999 in connection with the acquisition of the Company's Diabetes business from Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Systems, Inc. ("DMS"). This facility was collateralized by accounts receivable, inventories, property and equipment and certain assets of the Company. Borrowings under this agreement bore interest, at the Company's option, of (i) prime plus 1.25% to 2.25% or (ii) the LIBOR rate plus 2.25% to 3.25%. As of June 30, 2001, interest rates under this agreement ranged from 6.25% to 8.75%. The weighted average interest rates on this facility for the six-month periods ended June 30, 2001 and 2000 were 8.28% and 9.26%, respectively. The facility required a commitment fee payable quarterly, in arrears, of 0.375% to 0.500%, based upon the unused portion.

     In addition, on June 29, 2001, the Company borrowed $11,000 under a new term loan bank facility. The proceeds of this loan, along with $8,000 which was borrowed under the existing revolving credit facility referred to above, were used to repurchase a portion of the Company's outstanding preferred stock (see note 5).

     On July 9, 2001, the Company repaid all of the outstanding bank debt with a portion of the proceeds from a private offering of $125,000 of 11% senior notes and entered into an amended senior revolving credit facility (see note 8).


5.  Redeemable Preferred Stock

     In May 2001, the Company entered into a Securities Purchase Agreement with Gainor Medical to repurchase all or part of the outstanding preferred stock, common stock warrants and subordinated notes issued in connection with the January 1999 acquisition. On June 29, 2001, in the first stage of the transaction, the Company repurchased 7,500 shares of the 10,000 shares of 4% Series A convertible redeemable preferred stock ("Series A CRPS") and 15,000 shares of the 35,000 shares of 8% Series B redeemable preferred stock ("Series B RPS") with a face value of $22,500 and a book value of $21,070 for $18,931. The resulting gain of $2,139 is included in net earnings available to common shareholders in the second quarter.

     On July 9, 2001, in the second stage of the transaction, the Company purchased the remaining shares of Series A CRPS and Series B RPS (see note 8).


6.  Business Segment Information

     The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately, and the Company evaluates performance based on operating earnings of the respective business unit.

     The Company's operations are classified into two reportable business segments: Women's Health and Diabetes. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education and management; home uterine contraction monitoring; infusion therapy; gestational diabetes management; and other monitoring and clinical services as prescribed by the patient's physician. The Diabetes segment has two components: diabetes disease management and fulfillment services and medical device design, development and manufacturing services. The Other segment includes two business segments that are below the quantitative threshold for disclosure: respiratory disease management and clinical records software and services (which was exited in the second quarter of 2000). In December 2000, the Board of Directors of the Company approved the sale of the business and certain assets of its Cardiovascular segment, QDS (see note 7). The results of operations of this business segment are classified as discontinued operations and are not included in the Company's segment information.

     The accounting policies of the segments are the same as those for the consolidated entity. Operating earnings of the Diabetes segment have been reduced by amortization of goodwill of $4,631 and $4,614 for the six months ended June 30, 2001 and 2000, respectively. Operating earnings by business segment exclude interest income, interest expense and corporate expenses.

     Summarized financial information as of and for the six-month periods ended June 30, 2001 and 2000 by business segment follows:


                                                              Revenues                  Operating earnings
                                                   ------------------------------- -----------------------------
                                                        2001            2000            2001           2000
                                                   ---------------  --------------   -----------   -------------

Women's Health                                           $ 52,386          55,230         8,876          12,853
Diabetes                                                   72,674          56,004         7,450           5,083
Other                                                       1,269             709            49          (2,620)
Intersegment sales                                           (123)             --            --              --
                                                   ---------------  --------------   -----------   -------------
         Total segments                                   126,206         111,943        16,375          15,316
General corporate                                              --              --        (3,936)         (3,351)
Interest expense, net                                          --              --        (3,225)         (4,112)
Other income, net                                              --              --          (738)          6,783
                                                   ---------------  --------------   -----------   -------------
      Consolidated revenues and earnings
      from continuing operations before income
      taxes                                              $126,206         111,943         8,476          14,636
                                                   ===============  ==============   ===========   =============



                                                       Identifiable assets
                                                   ------------------------------
                                                      June 30,     December 31,
                                                       2001            2000
                                                   ---------------  -------------

Women's Health                                        $ 38,227          38,343
Diabetes                                               157,090         153,620
Other                                                      590             764
General corporate                                       52,612          75,566
                                                   --------------- --------------
   Consolidated assets                                $248,519         268,293
                                                   =============== ==============

     The Company's revenues from operations outside the U.S. were approximately 15% and 17% of total revenues for the six-month periods ended June 30, 2001 and 2000, respectively. No single customer accounted for 10% of consolidated net revenue in either period.


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

     The accompanying consolidated condensed financial statements have been restated to reflect QDS as a discontinued operation for all periods presented. The operating results of discontinued operations for the six months ended June 30, 2000 were as follows:

       Revenues                                                      $8,662

       Earnings before income taxes                                  $  612
       Income tax expense                                              (237)
                                                                   ----------
       Earnings from discontinued operations                         $  375
                                                                   ==========


8.  Subsequent Events

     a. 11% Senior Notes. On July 9, 2001, the Company completed a private offering of $125,000 of 11% senior notes. The senior notes were issued with an original issue discount of 6.5% from the principal amount. Interest will be payable semi-annually in arrears on May 1 and November 1. The senior notes are unsecured and will mature on May 1, 2008. Among the covenants under the bond indenture is a requirement to repurchase notes from the Company's annual excess cash flow, as defined, or from the proceeds received from asset sales.

     The Company used the proceeds from the senior notes to repurchase all of the remaining preferred stock, common stock warrants and subordinated notes held by Gainor Medical and to repay all amounts outstanding under the Company's bank credit facilities, as detailed below.

     In the second stage of the transaction under the Securities Purchase Agreement with Gainor Medical, the Company repurchased the remaining 2,500 shares of Series A CRPS and 20,000 shares of Series B RPS with a face value of $22,500 and a book value of $20,600 for $22,000. This second stage will result in a $1,400 charge to be included in net earnings available to common shareholders in the third quarter. The Company also repaid the 12% subordinated notes at its face value of $13,963, plus accrued interest, and retired one million common stock warrants with a book value of $4,415 for $3,370. The retirement of the warrants, an equity security, will not be reflected as a gain.

     In addition, the Company repaid the entire $73,761 existing bank debt and entered into an amended senior revolving credit facility. The amended facility has a borrowing capacity of $30,000 with a three-year final maturity. The amended facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest at the Company's option of (i) prime plus 1.5% to 2.5% or (ii) the LIBOR rate plus 2.5% to 3.5%. The facility requires a commitment fee payable quarterly, in arrears, of 1.0% to 1.5%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios.

     b. Repurchase of Senior Notes. In August 2001, the Company repurchased in the open market $3,000 principal amount of its outstanding senior notes at a cost of approximately $2,828. Including the effects of the original issue discount and debt issuance expenses, this transaction will result in a loss on repurchase of long-term debt in the third quarter of approximately $125. Such repurchases in the open market are permitted under the bond indenture and may be applied to reduce the amount required to be repurchased, at 100% of the principal amount, under the annual excess cash flow repurchase covenant.

     c. Interest Rate Swap. Effective August 1, 2001, the Company entered into an interest rate swap transaction with a bank involving a notional amount of $60,000. Under the arrangement, the bank will pay the Company a semi-annual 11% fixed rate of interest. The Company will pay the bank semi-annually a variable rate of interest based on the three-month LIBOR rate plus 5.2%, compounded quarterly. The variable rate for the three-month period ended November 1, 2001 will be approximately 8.88%.

     d. Supplemental Guarantor/Non-Guarantor Financial Information. The new senior notes are unconditionally guaranteed by the Company and its domestic subsidiaries. All guarantees are joint and several. Each of the domestic and foreign subsidiaries is 100% owned by the Company.

     The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor foreign subsidiaries on a combined basis.

                     Consolidating Condensed Balance Sheets
                                  June 30, 2001
                                   (Unaudited)



                                                   Matria       Guarantor       Non-Guarantor
                                                  Healthcare,    Domestic          Foreign
                                                     Inc.       Subsidiaries     Subsidiaries    Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------


ASSETS
Cash and cash equivalents                              $  (163)          551               571           --            959
Short-term investments                                     115            --                --           --            115
Trade accounts receivables                              25,339        15,777             4,418           --         45,534
Other receivables                                          588         5,940               627           --          7,155
Inventories                                              2,103         9,693             5,478           --         17,274
Other current assets                                     4,935         1,561                 5           --          6,501
                                                       -------        -------          --------      -------      ---------
     Total current assets                               32,917        33,522            11,099           --         77,538

Property and equipment, net                             12,011         4,699               443           --         17,153
Intangible assets, net                                   2,964       101,757             9,868           --        114,589
Investment in subsidiaries                             111,583            --                --     (111,583)            --
Deferred income taxes                                   24,445            --               966           --         25,411
Other long-term assets                                  13,685           143                --           --         13,828
                                                      --------       --------          --------   ---------       ---------
                                                     $ 197,605       140,121            22,376     (111,583)       248,519
                                                      ========       ========          ========   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt                $ 27,697            95                --           --         27,792
Other current liabilities                                8,445        13,818             4,129           --         26,392
                                                      --------       --------         ---------    ---------      ---------
     Total current liabilities                          36,142        13,913             4,129           --         54,184

Long-term debt, excluding current installments          55,495            31             6,539           --         62,065
Intercompany                                            20,009         5,407)          (14,602)          --             --
Other long-term liabilities                              8,140           470                32           --          8,642
                                                      --------       --------          --------    ---------      ---------
     Total liabilities                                 119,786         9,007            (3,902)          --        124,891

Redeemable preferred stock                              20,594            --                --           --         20,594

Common shareholders' equity
     Common stock                                           87            --                --           --             87
     Additional paid-in capital                        290,021       101,715             9,868     (111,583)       290,021
     Accumulated earnings (deficit)                   (233,578)       37,572            13,404           --       (182,602)
     Other                                                 695        (8,173)            3,006           --         (4,472)
                                                      --------       --------           --------   ---------      ---------
          Total common shareholders' equity             57,225       131,114            26,278     (111,583)       103,034
                                                      --------       --------          ---------   ---------      ---------
                                                     $ 197,605       140,121            22,376     (111,583)       248,519
                                                     =========       ========          =========   =========      =========

                     Consolidating Condensed Balance Sheets
                                December 31, 2000
                                   (Unaudited)


                                                   Matria       Guarantor       Non-Guarantor
                                                 Healthcare,    Domestic          Foreign
                                                    Inc.      Subsidiaries      Subsidiaries   Eliminations   Consolidated
                                               ----------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                            $  1,524         1,045              1,346             --          3,915
Short-term investments                                    130            --                 --             --            130
Trade accounts receivable, net                         27,134        10,278              2,557             --         39,969
Other receivables                                         134        27,156                318             --         27,608
Inventories                                             1,454        10,043              5,538             --         17,035
Other current assets                                    4,747           440                  6             --          5,193
                                                    ---------      --------        -----------     -----------     ----------
     Total current assets                              35,123        48,962              9,765             --         93,850

Property and equipment, net                            11,217         3,903                524             --         15,644
Intangible assets, net                                  3,247       105,938             10,301             --        119,486
Investment in subsidiaries                            116,214            --                 --       (116,214)            --
Deferred income taxes                                  26,408            --                907             --         27,315
Other long-term assets                                 11,879           119                 --             --         11,998
                                                   ----------      --------        -----------      ----------     ----------
                                                     $204,088       158,922             21,497       (116,214)       268,293
                                                   ==========      ========        ===========      ==========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt               $ 11,712           103                 --             --         11,815
Other current liabilities                              10,639        15,137              4,656             --         30,432
                                                   ----------      ---------       ------------    ----------       ---------
     Total current liabilities                         22,351        15,240              4,656             --         42,247

Long-term debt, excluding current installments         70,384            73              6,539             --         76,996
Intercompany                                           (4,384)       19,977            (15,593)            --             --
Other long-term liabilities                             8,102           617                 35             --          8,754
                                                   ----------      --------        -----------     ----------       ---------
     Total liabilities                                 96,453        35,907             (4,363)            --        127,997

Redeemable preferred stock                             41,446            --                 --             --         41,446

Common shareholders' equity
     Common stock                                          88            --                 --             --             88
     Additional paid-in capital                       288,900       105,913             10,301       (116,214)       288,900
     Accumulated earnings (deficit)                  (223,231)       25,275             11,874             --       (186,082)
     Other                                                432        (8,173)             3,685             --         (4,056)
                                                    ---------      ---------        ----------       ---------      ----------
          Total common shareholders' equity            66,189       123,015             25,860       (116,214)        98,850
                                                    ---------      ---------        ----------      ----------      ----------

                                                    $ 204,088       158,922             21,497       (116,214)       268,293
                                                    =========       ========        ==========      ==========      ==========


                Consolidating Condensed Statements of Operations
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

                                         Matria      Guarantor   Non-Guarantor
                                       Healthcare,     Domestic      Foreign
                                          Inc.       Subsidiaries Subsidiaries  Eliminations  Consolidated
                                      ----------------------------------------------------------------------

Revenues                                  $ 53,655        53,778        19,257            (484)      126,206

Cost of revenues                            21,589        31,873        15,497            (484)       68,475
Selling and administrative expenses         25,984         8,584         2,038              --        36,606
Provision for doubtful accounts              2,740         1,030             3              --         3,773
Amortization of intangible assets            4,913            --            --              --         4,913
                                           --------     ----------      --------       ---------     --------
        Operating earnings (loss) from
         continuing operations              (1,571)       12,291         1,719              --        12,439

Interest income (expense), net              (3,024)            2          (203)             --        (3,225)
Other income (expense), net                   (756)            4            14              --          (738)
                                           ---------    ----------      --------       ---------      -------
     Earnings (loss) from continuing
     operations before income taxes         (5,351)       12,297         1,530              --         8,476

Income tax expense                           3,400            --             --             --         3,400
                                           ---------     ----------     --------       ---------      -------
Net earnings (loss)                      $  (8,751)       12,297         1,530              --         5,076
                                           =========     ==========     ========       =========      =======



                Consolidating Condensed Statements of Operations
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)


                                         Matria      Guarantor    Non-Guarantor
                                       Healthcare,     Domestic      Foreign
                                          Inc.       Subsidiaries Subsidiaries Eliminations     Consolidated
                                      -----------------------------------------------------------------------

Revenues                                  $ 55,931        37,694        18,801            (483)       111,943

Cost of revenues                            20,199        24,452        13,607            (483)        57,775
Selling and administrative expenses         24,776         5,288         2,133              --         32,197
Provision for doubtful accounts              2,869           639             3              --          3,511
Amortization of intangible assets            4,896            --            --              --          4,896
Restructuring expenses                          --         1,599            --              --          1,599
                                          ----------      --------     ---------       --------        ------
     Operating earnings from
       continuing operations                 3,191         5,716         3,058              --         11,965

Interest income (expense), net              (4,019)           60          (153)             --         (4,112)
Other income (expense), net                  7,421          (669)           31              --          6,783
                                          ----------     ---------     ---------       --------       --------
     Earnings from continuing
       operations before income taxes        6,593         5,107         2,936              --         14,636
Income tax expense                           5,689            --            --              --          5,689
                                          ----------     ---------     ---------       --------       --------
Earnings from continuing operations            904         5,107         2,936              --          8,947
Earngins from discontinued operations           --           375            --              --            375
                                          ----------     ---------     ---------       --------        -------

Net earnings                              $    904         5,482         2,936              --          9,322
                                          ==========     =========     =========       =========       =======


                Consolidating Condensed Statements of Cash Flows
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)


                                                               Matria       Guarantor       Non-Guarantor
                                                            Healthcare,      Domestic         Foreign
                                                                Inc.       Subsidiaries     Subsidiaries    Consolidated
                                                           ---------------------------------------------------------------

Cash Flows from Operating Activities:
    Net cash provided by (used in) continuing operations        $  (2,255)          6,721             (1,190)        3,276
    Net cash provided by discontinued operations                       --           1,505                 --         1,505
                                                             --------------   ------------          ---------      -------
    Net cash provided by (used in) operating activities            (2,255)          8,226             (1,190)        4,781
                                                             --------------   ------------          ---------      -------
activities

Cash Flows from Investing Activities:
     Purchases of property and equipment                           (2,786)         (1,357)                 3        (4,140)
     Proceeds from disposition of business                             --          18,076                 --        18,076
                                                              -------------   -------------        ----------     --------
     Net cash provided by (used  in) investing activities          (2,786)         16,719                  3        13,936
                                                              -------------   -------------        ----------     --------

Cash Flows from Financing Activities:
     Borrowings under credit agreement                             33,562              --                 --        33,562
     Proceeds from issuance of debt                                 1,013              --                 --         1,013
     Principal repayments of long-term debt                       (33,915)            (50)                --       (33,965)
     Proceeds from issuance of common stock                           174              --                 --           174
     Repurchases of common stock                                     (976)             --                 --          (976)
     Repurchases of preferred stock                               (18,931)             --                 --       (18,931)
     Preferred stock dividend payments                             (1,971)             --                 --        (1,971)
                                                               ------------    -------------         ---------      --------
          Net cash used in financing activities                   (21,044)            (50)                --       (21,094)
                                                                 ----------    -------------         ----------     --------
Effect of exchange rate changes on cash and cash equivalents           --              --               (579)         (579)
Net change in intercompany balances                                24,398         (25,389)               991            --
                                                                                                                        --
          Net decrease in cash and cash equivalents                (1,687)           (494)              (775)       (2,956)

Cash and cash equivalents at beginning of year                      1,524           1,045              1,346         3,915
                                                                -----------   -----------           ----------    --------
Cash and cash equivalents at end of period                      $    (163)            551                571           959
                                                                ===========   ===========           ===========   ========

                Consolidating Condensed Statements of Cash Flows
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)


                                                               Matria       Guarantor        Non-Guarantor
                                                            Healthcare,      Domestic          Foreign
                                                                Inc.       Subsidiaries       Subsidiaries    Consolidated
                                                           ---------------------------------------------------------------

Cash Flows from Operating Activities:
    Net cash provided by (used in) continuing operations         $  1,945         13,040             (4,146)        10,839
    Net cash provided by discontinued operations                       --            283                 --            283
                                                               -----------      ---------          ----------      -------
    Net cash provided by (used in) operating activities             1,945         13,323             (4,146)        11,122
                                                               ------------     ---------          ----------      -------
Cash Flows from Investing Activities:
     Purchases of property and equipment                           (2,783)        (3,040)               (77)        (5,900)
     Proceeds from sales of short-term investments                  7,298             --                 --          7,298
                                                               ------------     ---------           --------        -------
     Net cash provided by (used in) investing activities            4,515         (3,040)               (77)         1,398
                                                               ------------     ---------           --------        -------

Cash Flows from Financing Activities:
     Borrowings under credit agreement                              3,000             --                 --          3,000
     Proceeds from issuance of debt                                   891             --                 --            891
     Principal repayments of long-term debt                       (23,592)          (102)                (9)       (23,703)
     Proceeds from issuance of common stock                           369             --                 --            369
     Preferred stock dividend payments                             (1,600)            --                 --         (1,600)
                                                               -----------      ----------          ---------      --------
          Net cash used in financing activities                   (20,932)          (102)                (9)       (21,043)
                                                               -----------      ----------          ---------      --------

Effect of exchange rate changes on cash and cash                       --             --               (300)          (300)
equivalents
Net change in intercompany balances                                 8,640        (11,601)             2,961             --
                                                               -----------      ----------          --------      --------
          Net decrease in cash and cash equivalents                (5,832)        (1,420)            (1,571)        (8,823)

Cash and cash equivalents at beginning of year                      5,702          1,622              2,224          9,548
                                                               -----------      ----------          ---------      --------
Cash and cash equivalents at end of period                     $     (130)           202                653            725
                                                                ==========      ==========          =========      ========


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     During June and July 2001, the Company completed a series of transactions which resulted in the retirement of all outstanding preferred stock, common stock warrants and subordinated notes related to the Company's acquisition of the Diabetes business from Gainor Medical Management, L.L.C. ("Gainor Medical") and all existing bank debt through a private offering of $125 million of 11% senior notes.

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


Results of Operations

     Revenues increased $6.6 million, or 11.4%, and $14.3 million, or 12.7%, for the three-month and six-month periods ended June 30, 2001 as compared to the same period in 2000. This increase results from strong growth in the Diabetes segment, where revenues increased $8.3 million, or 28.7%, and $16.7 million, or 29.8%, for the three-month and six-month periods, respectively. Revenues in the Women's Health segment decreased $1.9 million, or 6.6%, and $2.8 million, or 5.1%, for the three-month and six-month periods, respectively, due primarily to a decline in the prescriptions written for preterm labor management services and a change in the patient therapy mix.

     Cost of revenues as a percentage of revenues increased to 54.0% for the three-month period ended June 30, 2001 from 51.3% for the same period in 2000. For the six-month period, the percentage increased to 54.3 % in 2001 from 51.6% in 2000. The increases in both periods are primarily the result of the variance in revenues noted above, since the cost of revenues as a percentage of revenues of the Diabetes segment is higher than this percentage for the Women's Health segment. Also, the cost of revenues as a percentage of revenues in the Women's Health segment increased in 2001 due to the decline in revenues with relatively fixed costs of labor.

     Selling and administrative expenses as a percentage of revenues increased slightly to 28.9% for the three-month period ended June 30, 2001 from 28.0% for the same period in 2000 due primarily to an increase in sales expenses in the Diabetes segment to support the higher revenue levels. Selling and administrative expenses as a percentage of revenues remained relatively constant at 29.0% and 28.8% for the six-month period ended June 30, 2001 and 2000, respectively.

     The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health segment was approximately 5% for the three-month and six-month periods ended June 30, 2001 and 2000. The provision for doubtful accounts as a percentage of revenues in the Diabetes segment was approximately 1% for the three-month and six-month periods of 2001 and 2000. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors.

     During the second quarter of 2000, the Company recorded restructuring expenses of $1.6 million related to its decision to exit its clinical patient record software business, CMS.

     Interest expense decreased $529,000, or 25.0%, and $986,000, or 22.5%, for the three-month and six-month periods ended June 30, 2001 compared to the same period in 2000 due to a lower average outstanding debt balance and lower average interest rates in 2001. The weighted average interest rates on the bank credit facility for the six-month periods ended June 30, 2001 and 2000 were 8.28% and 9.26%, respectively.

     Other income (expense), net for the six months ended June 30, 2001 includes a $737,000 charge in the first quarter of 2001 to reduce the carrying value amounts related to the split dollar life insurance program established in 1997. This non-cash expense was the result of declines in the stock market. Other income for the three months ended June 30, 2000 included gains of $1.4 million from the 1999 sale of assets of the Company's infertility business. Other income in the three and six-month periods of 2000 also includes gains of $288,000 and $6.1 million from $489,000 and $7.3 million, respectively, in proceeds from sales of the Company's investment in WebMD Corporation.

     In December 2000, the Company formalized its decision to divest its Cardiovascular segment, QDS. Accordingly, its operating results, net of income taxes, have been recorded as discontinued operations for all periods presented. See note 7 of Notes to Consolidated Condensed Financial Statements where revenues and earnings of discontinued operations are presented. In February 2001, the Company completed the sale of the business and certain assets for approximately $18.0 million in cash. See "Liquidity and Capital Resources" below where the use of the proceeds is discussed.

Liquidity and Capital Resources

     As of June 30, 2001, the Company had cash and short-term investments of $1.1 million. Net cash provided by continuing operations was $3.3 million for the six months ended June 30, 2001 as compared to net cash provided by continuing operations of $10.8 million for the same period of 2000. This decline in cash flows from continuing operations was primarily due to the increase in accounts receivable, largely in the Diabetes segment as a result of the strong revenue growth during the six months of 2001. The Company's total accounts receivable days' sales outstanding were 63 days' sales as of June 30, 2001, consisting of 49 days' sales for the Diabetes segment and 84 days' sales for the Women's Health segment.

     Capital expenditures for the six months ended June 30, 2001 totaled $4.1 million, which included patient equipment in the Women's Health segment and the upgrade and expansion of computer information systems as the Company positioned itself for expansion into new markets in the Diabetes segment. The Company expects to expend approximately $8 million for capital items in 2001.

     On June 29, 2001, in the first stage of the transaction, the Company repurchased 7,500 shares of the 10,000 shares of 4% Series A convertible redeemable preferred stock ("Series A CRPS") and 15,000 shares of the 35,000 shares of 8% Series B redeemable preferred stock ("Series B RPS") with a face value of $22.5 million and a book value of $21.1 million for $18.9 million. The resulting gain of $2.1 million is included in net earnings available to common shareholders in the second quarter. As an interim vehicle for funding this stage of the transaction, the Company borrowed $11 million under a new term loan bank facility, along with $8 million under the existing revolving credit facility (see notes 4 and 5 of Notes to Consolidated Condensed Financial Statements).

     At June 30, 2001, $33.4 million of bank term loans and $40.0 million under the bank revolving credit facility were outstanding. On July 9, 2001, the Company repaid all outstanding bank debt with a portion of the proceeds from a private offering of $125 million of 11% senior notes. Also, the Company used $39.3 million of the bond proceeds to repurchase all of the remaining preferred stock, common stock warrants and subordinated notes held by Gainor Medical (see note 8 of Notes to Consolidated Condensed Financial Statements).

     The senior notes were issued with an original issue discount of 6.5% from the principal amount. Interest will be payable semi-annually in arrears on May 1 and November 1. The senior notes are unsecured and will mature on May 1, 2008. Among the covenants under the bond indenture is a requirement to repurchase notes from the Company's annual excess cash flow, as defined, or from the proceeds received from asset sales.

     In addition, on July 9, 2001, the Company amended its senior revolving credit facility. The amended facility has a borrowing capacity of $30.0 million and a three-year final maturity. The amended facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest at the Company's option of (i) prime plus 1.5% to 2.5% or (ii) the LIBOR rate plus 2.5% to 3.5%. The facility requires a commitment fee payable quarterly, in arrears, of 1.0% to 1.5%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios.

     In August 2001, the Company repurchased in the open market $3 million principal amount of its outstanding senior notes at a cost of approximately $2.8 million. Including the effects of the original issue discount and debt issuance expenses, this transaction will result in a loss on repurchase of long-term debt in the third quarter of approximately $125,000. Such repurchases in the open market are permitted under the bond indenture and may be applied to reduce the amount required to be repurchased, at 100% of the principal amount, under the annual excess cash flow repurchase covenant.

     Effective August 1, 2001, the Company entered into an interest rate swap transaction with a bank involving a notional amount of $60 million. Under the arrangement, the bank will pay the Company a semi-annual 11% fixed rate of interest. The Company will pay the bank semi-annually a variable rate of interest based on the three-month LIBOR rate plus 5.2%, compounded quarterly. The variable rate for the three-month period ended November 1, 2001 will be approximately 8.88%.

     In February 2001, $18.0 million of the term loan portion of the bank credit facility was repaid from the proceeds of the sale of QDS. The accounts receivable of QDS were excluded from the sale. During the six months ended June 30, 2001, net cash provided by discontinued operations of QDS totaled $1.5 million, representing collections of accounts receivable, less payments of salary and severance costs of personnel retained to collect the accounts receivable and other accrued liabilities.

     The Company has completed its repurchase of common stock under the share repurchase program initiated in the fourth quarter of 2000. During the six months ended June 30, 2001, an additional 81,900 shares were repurchased at a cost of approximately $976,000.

     The Company believes that its cash, other liquid assets, operating cash flows and borrowing capacities under the amended revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new projects.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, which (as amended through issuance of Statement of Financial Accounting Standards No. 137, Deferral of the Effective Date of FASB Statement No. 133) is effective for 2001, requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions. The Company had no derivative or hedge transactions at January 1, 2001 that would require recognition or adjustment under SFAS 133. The new interest rate swap arrangement will be accounted for as a fair value hedge. It is management's expectation that changes in the fair value of the interest rate swap arrangement will be highly effective in achieving offsetting changes in fair value of its fixed rate long-term debt attributable to interest rate risk.

     In July 2001, the FASB issued Statement of Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. SFAS 141 will require upon adoption of SFAS 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     As of January 1, 2002, the date of adoption of SFAS 142, the Company expects to have unamortized goodwill of $107.5 million and unamortized identifiable intangible assets of $2.1 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $9.2 million and $4.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

     At June 30, 2001, the Company's primary interest rate risk related to its variable rate bank credit facility, which had an outstanding balance of $73.4 million. A hypothetical 10% increase in this bank credit facility's variable interest rate for a duration of one year would have resulted in additional interest expense of approximately $540,000. On July 9, 2001, the Company repaid all amounts outstanding under its variable rate bank credit facility with a portion of the proceeds from the $125 million fixed rate senior notes.

     In addition, on July 9, 2001, the Company amended its variable rate senior revolving credit facility, under which the Company now has a borrowing capacity of $30 million. To date, there has been no balance outstanding under this facility.

     Effective August 1, 2001, the Company entered into an interest rate swap agreement with a bank for a notional amount of $60 million. The Company's primary interest rate risk now relates to this financing arrangement. A hypothetical 10% increase in the variable interest rate under this swap arrangement for a duration of one year would result in additional interest expense of approximately $528,000.

     The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 12% of total revenues in the first six months of 2001. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the German mark would impact net earnings by approximately $300,000, on an annual basis.

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The directors of the Company are divided into three classes. The class comprised of Richard F. Levy, Guy W. Milner, Carl E. Sanders and Thomas S. Stribling will continue to serve until the 2002 annual meeting of stockholders and until their successors are elected and qualified. The class comprised of Mark J. Gainor, Jackie M. Ward and Frederick P. Zuspan, M.D. will continue to serve until the 2003 annual meeting of stockholders and until their successors are elected and qualified.

     At the annual meeting of stockholders of the Company held May 24, 2001 ("the Meeting"), the following directors were elected, each of whom will serve until the 2004 annual meeting of stockholders and until their successors are elected and qualified:

Nominee                   Affirmative Votes                  Withheld Votes
-------                   -----------------                  --------------
Parker H. Petit              5,836,205                          1,808,325
Jeffrey D. Koepsell          7,588,279                             56,251
Donald W. Weber              7,587,812                             56,718
Morris S. Weeden             7,483,409                            161,121

    In addition, the following proposals were approved at the Meeting:

o   Approval to adopt the Matria Healthcare, Inc. 2001 Stock Incentive Plan:

         Affirmative Votes         Negative Votes                  Abstentions
         -----------------         ------------------              -----------
          6,025,999                1,608,199                       10,332

o Approval to amend the Matria Healthcare, Inc. 2001 Director's Non-Qualified Stock Option Plan:

         Affirmative Votes         Negative Votes                  Abstentions
         -----------------         ------------------              -----------
          6,989,259                644,341                         10,930


    In July 2001, Mark J. Gainor resigned from the board of directors.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         11.  Computation of Earnings per Share


     Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on June 15, 2001, reporting under Items 5 and 9, respectively, the repurchase of certain securities from Gainor Medical Management, LLC, Mark J. Gainor and SZ Investments, LLC and the private placement of Senior Notes to raise capital to fund the repurchase of securities.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MATRIA HEALTHCARE, INC.


August 14, 2001           By:   /s/  Parker H. Petit
                               ------------------------------------------------
                               Parker H. Petit
                               Chairman of the Board, President and
                               Chief Executive Officer
                               (Principal Executive Officer)

                               /s/  George W. Dunaway
                               ------------------------------------------------
                               George W. Dunaway, Vice President--
                               Finance and Chief Financial Officer
                               (Principal Financial Officer)