Form 10-Q
period 2001-09-30
MATRIA HEALTHCARE INC
filed 2001-11-14
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the issuer's only class of common stock, $.01 par value, together with associated common stock purchase rights, as of November 2, 2001 was 8,758,739.

                             MATRIA HEALTHCARE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION

  Item 1.      Financial Statements.........................................  3
  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 17
  Item 3.      Quantitative and Qualitative Disclosures About Market Risk... 23


PART II--OTHER INFORMATION

  Item 2.      Changes in Securities and Use of Proceeds.................... 24
  Item 6.      Exhibits and Reports on Form 8-K............................. 24


SIGNATURES          ........................................................ 25

                          Part I--Financial Information

Item 1.  Financial Statements



                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                          September 30,        December 31,
ASSETS                                                                                        2001                 2000
------                                                                                 ------------------   -----------------

Current assets:
     Cash and cash equivalents                                                                $   1,918               3,915
     Short-term investments                                                                          70                 130
     Trade accounts receivable, less allowances of $7,586 and
        $6,937 at September 30, 2001 and December 31, 2000, respectively                         50,614              39,969
     Other receivables                                                                            6,222              27,608
     Inventories                                                                                 18,133              17,035
     Prepaid expenses and other current assets                                                    7,619               5,193
                                                                                             ----------          ----------
          Total current assets                                                                   84,576              93,850
Property and equipment, less accumulated depreciation of $25,279 and
   $25,381 at September 30, 2001 and December 31, 2000, respectively                             18,079              15,644
Intangible assets, less accumulated amortization of $26,755 and
   $19,384 at September 30, 2001 and December 31, 2000, respectively                            112,090             119,486
Deferred income taxes                                                                            24,794              27,872
Other assets                                                                                     18,399              11,998
                                                                                             ----------          ----------
                                                                                              $ 257,938             268,850
                                                                                             ==========          ==========









See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                          September 30,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                          2001               2000
------------------------------------                                                   ------------------  ----------------

Current liabilities:
     Current installments of long-term debt                                                    $   2,045           11,815
     Accounts payable, principally trade                                                          22,040           21,734
     Accrued liabilities                                                                          10,413            9,255
                                                                                               ---------        ---------
          Total current liabilities                                                               34,498           42,804
Long-term debt, excluding current installments                                                   114,362           76,996
Other long-term liabilities                                                                        7,972            8,754
                                                                                               ---------        ---------
          Total liabilities                                                                      156,832          128,554
                                                                                               ---------        ---------

Redeemable preferred stock, $.01 par value. Authorized 50,000 shares:
     Series A convertible, redeemable; issued 10 shares at December 31, 2000;
        redemption value $10,000                                                                      --           10,000
     Series B redeemable; issued 35 shares at December 31, 2000; redemption
        value $35,000                                                                                 --           31,446
                                                                                               ---------        ---------
          Total redeemable preferred stock                                                            --           41,446
                                                                                               ---------        ---------

Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 25,000 shares:
        issued and outstanding 8,748 and 8,777 shares
        at September 30, 2001 and December 31, 2000, respectively                                     87               88
     Additional paid-in capital                                                                  285,680          288,900
     Accumulated deficit                                                                        (180,405)        (186,082)
     Accumulated other comprehensive loss                                                           (721)            (521)
     Notes receivable and accrued interest from shareholder                                       (3,535)          (3,535)
                                                                                               ----------       ----------
          Total common shareholders' equity                                                      101,106           98,850
                                                                                               ----------       ----------
                                                                                               $ 257,938          268,850
                                                                                               ==========       ==========










See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                 September 30,
                                                                          --------------------------    --------------------------
                                                                              2001          2000           2001           2000
                                                                          -------------  -----------    ------------  ------------

Revenues                                                                     $ 68,097       57,434         194,303       169,377

Cost of revenues                                                               37,420       29,639         105,895        87,414
Selling and administrative expenses                                            18,690       17,261          55,296        49,458
Provision for doubtful accounts                                                 1,991        1,760           5,764         5,271
Amortization of intangible assets                                               2,457        2,452           7,370         7,348
Restructuring expenses                                                            --            --              --         1,599
                                                                            ----------   ----------      ----------    ----------
     Operating earnings from continuing operations                              7,539        6,322          19,978        18,287
Interest expense, net                                                          (3,453)      (2,007)         (6,678)       (6,119)
Other income (expense), net                                                        13          41             (725)        6,824
                                                                            ----------   ----------      ----------    ----------
     Earnings from continuing operations before income taxes                    4,099        4,356          12,575        18,992
Income tax expense                                                              1,650        1,698           5,050         7,387
                                                                            ----------   ----------      ----------    ----------
     Earnings from continuing operations                                        2,449        2,658           7,525        11,605
Earnings (loss) from discontinued operations, net of income taxes                (210)        (195)           (210)          180
                                                                            ----------   ----------      ----------    ----------
     Net earnings                                                               2,239        2,463           7,315        11,785
Preferred stock dividend requirements                                             (42)        (800)         (1,638)       (2,400)
Accretion of preferred stock                                                       (7)        (111)           (225)         (330)
     Gain (loss) on repurchases of preferred stock                             (1,400)          --             739            --
                                                                            ----------   ----------      ----------    ----------
     Net earnings available to common shareholders                          $     790        1,552           6,191         9,055
                                                                            ==========   ==========      ==========    ==========

Net earnings per common share:
     Basic:
        Continuing operations                                               $    0.11         0.19            0.73          0.96
        Discontinued operations                                                 (0.02)       (0.02)          (0.02)         0.02
                                                                            ----------   ----------      ----------    ----------
                                                                            $    0.09         0.17            0.71          0.98
                                                                            ==========   ==========     ===========    ==========
     Diluted:
        Continuing operations                                               $    0.11         0.19            0.72          0.91
        Discontinued operations                                                 (0.02)       (0.02)          (0.02)         0.02
                                                                            ----------   ----------      ----------    ----------
                                                                            $    0.09         0.17            0.70          0.93
                                                                            ==========   ==========      ==========    ==========
Weighted average shares outstanding:
     Basic                                                                      8,736        9,227           8,735         9,217
                                                                            ==========   ==========      ==========    ==========
     Diluted                                                                    8,905       10,003           8,924        10,107
                                                                            ==========   ==========      ==========    ==========


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                  -----------------------------
                                                                                       2001            2000
                                                                                  --------------   ------------
Cash Flows from Operating Activities:
   Net earnings                                                                      $   7,315         11,785
   Less, earnings (loss) from discontinued operations, net of income taxes                (210)           180
                                                                                     ----------     ----------
   Earnings from continuing operations                                                   7,525         11,605
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                                  11,815         10,390
         Provision for doubtful accounts                                                 5,764          5,271
         Deferred income tax expense                                                     5,050          7,387
         Gains on sales of investments                                                      --         (6,077)
         Changes in assets and liabilities:
            Trade accounts receivable                                                  (16,408)        (4,740)
            Inventories                                                                 (1,099)        (1,353)
            Other current assets                                                        (3,664)          (557)
            Intangible and other noncurrent assets                                      (2,390)        (4,034)
            Accounts payable                                                               717          2,477
            Accrued and other liabilities                                                1,308         (2,036)
                                                                                     ----------     ----------
               Net cash provided by continuing operations                                8,618         18,333
               Net cash provided by (used in) discontinued operations                    2,409            (74)
                                                                                     ----------     ----------
                  Net cash provided by operating activities                             11,027         18,259
                                                                                     ----------     ----------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                                  (6,389)        (4,715)
   Purchases of property and equipment related to discontinued operations                  (17)        (3,280)
   Proceeds from disposition of business                                                18,076             --
   Proceeds from sales of short-term investments                                            --          7,298
                                                                                     ----------     ----------
                  Net cash provided by (used in) investing activities                   11,670           (697)
                                                                                     ----------     ----------
Cash Flows from Financing Activities:
   Proceeds from issuance of senior notes                                              112,042             --
   Borrowings under credit agreement                                                    36,000          7,000
   Proceeds from issuance of debt                                                        1,013            891
   Principal repayments of long-term debt                                             (126,500)       (30,172)
   Proceeds from issuance of common stock                                                  609            500
   Repurchases of common stock and warrants                                             (4,346)            --
   Repurchase of preferred stock                                                       (40,931)            --
   Preferred stock dividend payments                                                    (2,438)        (2,400)
                                                                                     ----------     ----------
                  Net cash used in financing activities                                (24,551)       (24,181)
                                                                                     ----------     ----------

Effect of exchange rate changes on cash and cash equivalents                              (143)          (766)
                                                                                     ----------     ----------
                  Net decrease in cash and cash equivalents                             (1,997)        (7,385)
Cash and cash equivalents at beginning of year                                           3,915          9,548
                                                                                     ----------     ----------
Cash and cash equivalents at end of period                                           $   1,918          2,163
                                                                                     ==========     ==========

Supplemental disclosures of cash paid for:
   Interest                                                                          $   5,400          6,577
                                                                                     ==========     ==========
   Income taxes                                                                      $     725          1,686
                                                                                     ==========     ==========

Supplemental disclosures of cash paid for:
   Equipment acquired under capital lease obligations                                $      --            266
                                                                                     ==========     ==========

See accompanying notes to consolidated condensed financial statements.

              Notes to Consolidated Condensed Financial Statements
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


1.  General

         The consolidated condensed financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet for December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications of prior period information have been made to conform to the current year presentation. The results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results for the full year ending December 31, 2001.

         In February 2001, the Company completed the sale of the business and certain assets of its Cardiovascular segment, Quality Diagnostic Services, Inc. ("QDS"), a business that provided cardiac event monitoring, holter monitoring and pacemaker follow-up services. The results of operations of QDS, net of income taxes, have been reported as discontinued operations for all periods presented (see note 9).

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 2000.


2.  Net Earnings Per Share of Common Stock

         Basic earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and warrants, determined using the treasury stock method, and dilutive convertible preferred shares, determined using the if-converted method. All outstanding warrants and convertible preferred stock were repurchased in July 2001 (see note 5).


3.  Comprehensive Earnings

         Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings for the three-month and nine-month periods ended September 30, 2001 were $2,455 and $7,115, respectively, and for the corresponding periods in 2000 were $2,148 and $7,553, respectively.

4.  Fair Value of Financial Instruments

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                        September 30, 2001
                                                    --------------------------
                                                      Carrying         Fair
                    (Debit) / Credit                   Amount          Value
                                                    -----------     ----------
   Senior notes (see notes 5 and 6)                  $ 116,851        122,610
   Interest rate swap arrangement (see note 6)       $  (2,593)        (2,593)

         The carrying amount of the senior notes includes an adjustment to reflect the fair value of the portion of the senior notes included in the interest rate swap arrangement (see note 6) and is net of the unamortized discount. The estimated fair values of the above financial instruments are based upon quoted market prices of comparable financial instruments and the estimated amount that the Company would receive to terminate the agreement at September 30, 2001, taking into account current interest rates. The Company's other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.


5.  Long-Term Debt

         On July 9, 2001, the Company issued $125,000 of 11% senior notes at a discount of 6.5% from the principal amount. The senior notes are unsecured and will mature on May 1, 2008. Interest is payable semi-annually in arrears on May 1 and November 1. Among the covenants under the bond indenture is a requirement to repurchase notes from the Company's annual excess cash flow, as defined, or from the proceeds received from asset sales.

         The Company used the proceeds from the senior notes to complete the transactions under the Securities Purchase Agreement with Gainor Medical Management, L.L.C. ("Gainor Medical") and to repay all amounts outstanding under the Company's bank credit facilities. The securities transactions included the repurchase of all outstanding preferred stock, common stock warrants and subordinated notes held by Gainor Medical. The 12% subordinated notes were repaid at their face value of $13,963, plus accrued interest. The Company also retired one million common stock warrants with a book value of $4,415 for $3,370. The retirement of the warrants, an equity security, was not reflected as a gain. See note 7 for a description of the preferred stock transactions.

         The Company repaid the entire $73,761 of outstanding bank debt as noted above and also entered into an amended senior revolving credit facility. The amended facility has a borrowing capacity of $30,000 with a three-year final maturity. The amended facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest at the Company's option of (i) prime plus 1.5% to 2.5% or (ii) the LIBOR rate plus 2.5% to 3.5%. The facility requires a commitment fee payable quarterly, in arrears, of 1.0% to 1.5%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios. There was no balance outstanding under this agreement as of September 30, 2001.

         In August 2001, the Company repurchased in the open market $3,000 principal amount of its outstanding senior notes at a cost of approximately $2,828. Including the effects of unamortized discount and debt issuance expenses, this transaction resulted in a charge of $134. As of September 30, 2001, the consolidated condensed balance sheet reflected $116,851, composed of the outstanding note balance of $122,000, less an unamortized discount of $7,742, plus the fair value adjustment of $2,593 (see note 6). Such repurchases in the open market are permitted under the bond indenture and may be applied to reduce the amount required to be repurchased, at 100% of the principal amount, under the annual excess cash flow repurchase covenant. See note 10 for supplemental guarantor and non-guarantor financial information provided in connection with these senior notes.

6.  Derivative Financial Instruments

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

         Effective August 1, 2001, the Company entered into an interest rate swap contract with a bank involving a notional amount of $60,000. This transaction, which terminates in May 2008 if early termination rights are not exercised, is considered to be a hedge against changes in the fair value of the Company's fixed-rate debt obligation and is used to lower the Company's overall borrowing costs. Under the arrangement, the bank will pay the Company a semi-annual 11% fixed rate of interest. The Company will pay the bank semi-annually a variable rate of interest based on the three-month LIBOR rate plus 5.2%, compounded quarterly. The variable rate for the three-month period ended November 1, 2001 was 8.88%.

         As of September 30, 2001, the interest rate swap agreement was reflected at fair value of $2,593 (see note 4) on the Company's consolidated condensed balance sheet, and the related portion of fixed-rate debt being hedged was reflected at an amount equal to the sum of its principal amount, less the unamortized discount, plus an adjustment of $2,593, representing the fair value of the debt obligation attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreement, as well as the change in the adjusted carrying value of the related portion of fixed-rate debt being hedged, have offsetting effects on net interest expense in the consolidated condensed statements of operations since the interest rate swap is fully effective. Interest expense was reduced by $197 for the three months ended September 30, 2001 to reflect the net swap payment to be received from the bank based on the lower variable interest rate.


7.  Redeemable Preferred Stock

     In May 2001, the Company entered into a Securities Purchase Agreement with Gainor Medical to repurchase all or part of the outstanding preferred stock, common stock warrants and subordinated notes issued in connection with the January 1999 acquisition. On June 29, 2001, in the first stage of the transaction, the Company repurchased 7,500 shares of the 10,000 shares of 4% Series A convertible redeemable preferred stock ("Series A CRPS") and 15,000 shares of the 35,000 shares of 8% Series B redeemable preferred stock ("Series B RPS") with a combined face value of $22,500 and a combined book value of $21,070 for $18,931. The resulting gain of $2,139 was included in net earnings available to common shareholders in the second quarter.

         On July 9, 2001, in the second stage of the transaction, the Company purchased the remaining 2,500 shares of Series A CRPS and 20,000 shares of Series B RPS with a face value of $22,500 and a book value of $20,600 for $22,000. This second stage resulted in a $1,400 loss included in net earnings available to common shareholders in the third quarter and a net gain of $739 for the nine months ended September 30, 2001.

8.  Business Segment Information

         The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately, and the Company evaluates performance based on operating earnings of the respective business unit.

         The Company's operations are classified into two reportable business segments: Women's Health and Diabetes. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education and management; home uterine contraction monitoring; infusion therapy; gestational diabetes management; and other monitoring and clinical services as prescribed by the patient's physician. The Diabetes segment has two components: diabetes disease management and fulfillment services and medical device design, development and manufacturing services. The Other segment includes two business segments that are below the quantitative threshold for disclosure: respiratory disease management and clinical records software and services (which was exited in the second quarter of 2000). In December 2000, the Board of Directors of the Company approved the sale of the business and certain assets of its Cardiovascular segment, QDS (see note 9). The results of operations of this business segment are classified as discontinued operations and are not included in the Company's segment information.

         The accounting policies of the segments are the same as those for the consolidated entity. Operating earnings of the Diabetes segment have been reduced by amortization of goodwill of $6,947 and $6,925 for the nine months ended September 30, 2001 and 2000, respectively. Operating earnings by business segment exclude interest income, interest expense and corporate expenses.

         Summarized financial information as of and for the nine-month periods ended September 30, 2001 and 2000 by business segment follows:

                                  Revenues                  Operating earnings
                          --------------------------    -----------------------
                             2001            2000            2001          2000
                          ----------      ----------    ----------   ----------
Women's Health            $  78,760          82,014        13,169       18,296
Diabetes                    113,794          86,402        12,207        8,226
Other                         1,872             961            96       (3,106)
Intersegment sales             (123)             --            --          --
                          ----------     -----------    ----------   ----------
   Total segments           194,303         169,377        25,472       23,416
General corporate                --              --        (5,494)      (5,129)
Interest expense, net            --              --        (6,678)      (6,119)
Other income, net                --              --          (725)       6,824
                          ----------     ----------     ----------   ----------
   Consolidated revenues
   and earnings from
   continuing operations
   before income taxes    $ 194,303         169,377        12,575       18,992
                          ==========     ==========     ==========   ==========

                                                      Identifiable assets
                                               ---------------------------------
                                                 September 30,     December 31,
                                                      2001             2000
                                               ----------------- ---------------
Women's Health                                   $   38,389            38,343
Diabetes                                            162,507           153,620
Other                                                   596               764
General corporate                                    56,446            76,123
                                                 ----------        ----------
         Consolidated assets                     $  257,938           268,850
                                                 ==========        ==========

         The Company's revenues from operations outside the U.S. were approximately 16% and 17% of total revenues for the nine-month periods ended September 30, 2001 and 2000, respectively. No single customer accounted for 10% of consolidated net revenue in either period.


9.  Disposition of Business

         In February 2001, the Company completed the sale of the business and certain assets of its Cardiovascular segment, QDS, and received cash proceeds totaling approximately $18,000. No gain or loss was recognized on the sale. The accounts receivable of QDS, totaling approximately $8,800 at December 31, 2000, were excluded from the sale. The proceeds to be received from the sale and the accounts receivable of QDS were reflected in "other receivables" on the consolidated condensed balance sheets at December 31, 2000. During the third quarter of 2001, the Company recorded a $210 charge (net of tax) for additional costs related to collecting the outstanding accounts receivable.

         The accompanying consolidated condensed financial statements have been restated to reflect QDS as a discontinued operation for all periods presented. The operating results of discontinued operations for the nine months ended September 30, 2001 and 2000 were as follows:

                                                            2001        2000
                                                         ----------  ----------
        Revenues                                         $     --      12,630

        Earnings (loss) before income taxes              $   (350)        293
        Income tax benefit (expense)                          140        (113)
                                                         ----------  ----------
        Earnings (loss) from discontinued operations     $   (210)        180
                                                         ==========  ==========

10.  Supplemental Guarantor/Non-Guarantor Financial Information

         Supplemental financial information is being provided in connection with the Company's private offering of $125,000 of 11% senior notes (see note 5). The new senior notes are unconditionally guaranteed by the Company and its domestic subsidiaries. All guarantees are joint and several. Each of the domestic and foreign subsidiaries is 100% owned by the Company.

         The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor foreign subsidiaries on a combined basis.

                     Consolidating Condensed Balance Sheets
                               September 30, 2001
                                   (Unaudited)

                                                    Matria       Guarantor       Non-Guarantor
                                                 Healthcare,      Domestic          Foreign
                                                     Inc.       Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                ------------    ------------     ------------   ------------   ------------
ASSETS
Cash and cash equivalents                       $     1,079             226              613            --          1,918
Short-term investments                                   70              --               --            --             70
Trade accounts receivable, net                       25,191          20,049            5,374            --         50,614
Inventories                                           1,847          10,728            5,558            --         18,133
Other current assets                                  5,392           7,629              820            --         13,841
                                                ------------    ------------     ------------   ------------   ------------
     Total current assets                            33,579          38,632           12,365            --         84,576

Property and equipment, net                          11,755           5,857              467            --         18,079
Intangible assets, net                                2,823         104,165            5,102            --        112,090
Investment in subsidiaries                          109,267              --               --      (109,267)            --
Deferred income taxes                                24,794              --               --            --         24,794
Other long-term assets                               18,186             213               --            --         18,399
                                                ------------    ------------     ------------   ------------   ------------
                                                $   200,404         148,867           17,934      (109,267)       257,938
                                                ============    ============     ============   ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt          $     1,970              75               --            --          2,045
Other current liabilities                            11,601          15,268            5,584            --         32,453
                                                ------------    ------------     ------------   ------------   ------------
     Total current liabilities                       13,571          15,343            5,584            --         34,498

Long-term debt, excluding current installments      107,797              26            6,539            --        114,362
Intercompany                                              9          16,190          (16,199)           --             --
Other long-term liabilities                           7,451             415              106            --          7,972
                                                ------------    ------------     ------------   ------------   ------------
     Total liabilities                              128,828          31,974           (3,970)           --        156,832

Redeemable preferred stock                               --              --               --            --             --

Common shareholders' equity
     Common stock                                        87              --               --            --             87
     Additional paid-in capital                     285,680         104,165            5,102      (109,267)       285,680
     Accumulated earnings (deficit)                (214,700)         20,900           13,395            --       (180,405)
     Other                                              509          (8,172)           3,407            --         (4,256)
                                                ------------    ------------     ------------   ------------   ------------
          Total common shareholders' equity          71,576         116,893           21,904      (109,267)       101,106
                                                ------------    ------------     ------------   ------------   ------------

                                                $   200,404         148,867           17,934      (109,267)       257,938
                                                ============    ============     ============   ============   ============


                     Consolidating Condensed Balance Sheets
                                December 31, 2000
                                   (Unaudited)

                                                    Matria        Guarantor      Non-Guarantor
                                                  Healthcare,      Domestic        Foreign
                                                     Inc.        Subsidiaries    Subsidiaries      Eliminations  Consolidated
                                                  ------------     ------------    ------------      ------------  ------------
ASSETS
Cash and cash equivalents                         $     1,524            1,045           1,346                --         3,915
Short-term investments                                    130               --              --                --           130
Trade accounts receivable, net                         27,134           10,278           2,557                --        39,969
Other receivables                                         134           27,156             318                --        27,608
Inventories                                             1,454           10,043           5,538                --        17,035
Other current assets                                    4,747              440               6                           5,193
                                                  ------------     ------------    ------------      ------------  ------------
     Total current assets                              35,123           48,962           9,765                --        93,850

Property and equipment, net                            11,217            3,903             524                --        15,644
Intangible assets, net                                  3,247          110,764           5,475                --       119,486
Investment in subsidiaries                            116,214               --              --          (116,214)           --
Deferred income taxes                                  26,408               --           1,464                --        27,872
Other long-term assets                                 11,879              119              --                --        11,998
                                                  ------------     ------------    ------------      ------------  ------------
                                                  $   204,088          163,748          17,228          (116,214)      268,850
                                                  ============     ============    ============      ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt            $    11,712              103              --                --        11,815
Other current liabilities                              10,639           15,137           5,213                --        30,989
                                                  ------------     ------------    ------------      ------------  ------------
     Total current liabilities                         22,351           15,240           5,213                --        42,804

Long-term debt, excluding current installments         70,384               73           6,539                --        76,996
Intercompany                                          (21,954)          37,181         (15,227)               --            --
Other long-term liabilities                             8,102              617              35                           8,754
                                                  ------------     ------------    ------------      ------------  ------------
     Total liabilities                                 78,883           53,111          (3,440)               --       128,554

Redeemable preferred stock                             41,446               --              --                --        41,446

Common shareholders' equity
     Common stock                                          88               --              --                --            88
     Additional paid-in capital                       288,900          110,739           5,475          (116,214)      288,900
     Accumulated earnings (deficit)                  (205,661)           8,071          11,508                --      (186,082)
     Other                                                432           (8,173)          3,685                --        (4,056)
                                                  ------------     ------------    ------------      ------------  ------------
          Total common shareholders' equity            83,759          110,637          20,668          (116,214)       98,850
                                                  ------------     ------------    ------------      ------------  ------------
                                                  $   204,088          163,748          17,228          (116,214)      268,850
                                                  ============     ============    ============      ============  ============


                Consolidating Condensed Statements of Operations
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)


                                                Matria        Guarantor       Non-Guarantor
                                             Healthcare,       Domestic         Foreign
                                                 Inc.        Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            ------------     ------------     ------------     ------------     ------------

Revenues                                    $    80,632          87,628            26,530            (487)         194,303

Cost of revenues                                 32,849          52,771            20,762            (487)         105,895
Selling and administrative expenses              38,426          13,654             3,216              --           55,296
Provision for doubtful accounts                   4,162           1,601                 1              --            5,764
Amortization of intangible assets                   423           6,574               373              --            7,370
                                            ------------     ------------     ------------     ------------     ------------
     Operating earnings from
        continuing operations                     4,772          13,028             2,178              --           19,978

Interest income (expense), net                   (6,384)              6              (300)             --           (6,678)
Other income (expense), net                        (744)              5                14              --             (725)
                                            ------------     ------------     ------------     ------------     ------------
     Earnings (loss) from continuing
        operations before income taxes           (2,356)         13,039             1,892              --           12,575

Income tax expense                                5,045             --                  5              --            5,050
                                            ------------     ------------     ------------     ------------     ------------
Earnings (loss) from continuing operations       (7,401)         13,039             1,887              --            7,525
Loss from discontinued operations                    --            (210)               --              --             (210)
                                            ------------     ------------     ------------     ------------     ------------
Net earnings (loss)                         $    (7,401)         12,829             1,887              --            7,315
                                            ============     ============     ============     ============     ============



                Consolidating Condensed Statements of Operations
                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)

                                            Matria         Guarantor       Non-Guarantor
                                         Healthcare,        Domestic         Foreign
                                             Inc.         Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                         ------------     ------------     ------------     ------------     ------------

Revenues                                 $    82,967           58,807           28,621          (1,018)         169,377

Cost of revenues                              30,250           37,431           20,751          (1,018)          87,414
Selling and administrative expenses           38,185            8,237            3,036              --           49,458
Provision for doubtful accounts                4,278              988                5              --            5,271
Amortization of intangible assets                423            6,553              372              --            7,348
Restructuring expenses                            --            1,599               --              --            1,599
                                         ------------     ------------     ------------    ------------     ------------
     Operating earnings from
        continuing operations                  9,831            3,999            4,457              --           18,287

Interest income (expense), net                (5,907)              60             (272)             --           (6,119)
Other income (expense), net                    7,464             (670)              30              --            6,824
                                         ------------     ------------     ------------     ------------     ------------
     Earnings from continuing
        operations before income taxes        11,388            3,389            4,215              --           18,992
Income tax expense                             7,387               --               --              --            7,387
                                         ------------     ------------     ------------     ------------     ------------
Earnings from continuing operations            4,001            3,389            4,215              --           11,605
Earnings from discontinued operations             --              180               --              --              180
                                         ------------     ------------     ------------     ------------     ------------
Net earnings                             $     4,001            3,569            4,215              --           11,785
                                         ============     ============     ============     ============     ============


                Consolidating Condensed Statements of Cash Flows
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

                                                                    Matria        Guarantor       Non-Guarantor
                                                                 Healthcare,       Domestic          Foreign
                                                                     Inc.        Subsidiaries     Subsidiaries     Consolidated
                                                                ------------     ------------     ------------     ------------

Cash Flows from Operating Activities:
  Net cash provided by (used in) continuing operations          $     1,126            9,026           (1,534)           8,618
  Net cash provided by discontinued operations                           --            2,409               --            2,409
                                                                ------------     ------------     ------------     ------------
      Net cash provided by (used in)operating activities:             1,126           11,435           (1,534)          11,027

Cash Flows from Investing Activities:
   Purchases of property and equipment                               (3,556)          (2,788)             (62)          (6,406)
   Proceeds from disposition of business                                 --           18,076               --           18,076
                                                                ------------     ------------     ------------     ------------
      Net cash provided by (used in) investing activities:           (3,556)          15,288              (62)          11,670
                                                                ------------     ------------     ------------     ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of senior notes                           112,042               --               --          112,042
   Borrowings under credit agreement                                 36,000               --               --           36,000
   Proceeds from issuance of debt                                     1,013               --               --            1,013
   Principal repayments of long-term debt                          (126,425)             (75)              --         (126,500)
   Proceeds from issuance of common stock                               609               --               --              609
   Repurchases of common stock                                       (4,346)              --               --           (4,346)
   Repurchases of preferred stock                                   (40,931)              --               --          (40,931)
   Preferred stock dividend payments                                 (2,438)              --               --           (2,438)
                                                                ------------     ------------     ------------     ------------
      Net cash used in financing activities                         (24,476)             (75)              --          (24,551)
                                                                ------------     ------------     ------------     ------------
Effect of exchange rate changes on cash and cash equivalents             --               --             (143)            (143)
Net change in intercompany balances                                  26,461          (27,467)           1,006               --
                                                                ------------     ------------     ------------     ------------
      Net decrease in cash and cash equivalents                        (445)            (819)            (733)          (1,997)

Cash and cash equivalents at beginning of year                        1,524            1,045            1,346            3,915
                                                                ------------     ------------     ------------     ------------
Cash and cash equivalents at end of period                      $     1,079              226              613            1,918
                                                                ============     ============     ============     ============

                Consolidating Condensed Statements of Cash Flows
                  For the Nine Months Ended September 30, 2000
                                   (Unaudited)

                                                                    Matria        Guarantor       Non-Guarantor
                                                                 Healthcare,       Domestic          Foreign
                                                                    Inc.         Subsidiaries     Subsidiaries     Consolidated
                                                                ------------     ------------     ------------     ------------
Cash Flows from Operating Activities:
    Net cash provided by continuing operations                  $     5,061           10,940            2,332           18,333
    Net cash used in discontinued operations                             --              (74)              --              (74)
                                                                ------------     ------------     ------------     ------------
        Net cash provided by operating activities                     5,061            0,866            2,332           18,259
                                                                ------------     ------------     ------------     ------------

Cash Flows from Investing Activities:
     Purchases of property and equipment                             (4,177)          (3,740)             (78)          (7,995)
     Proceeds from sales of short-term investments                    7,298               --               --            7,298
                                                                ------------     ------------     ------------     ------------
        Net cash provided by (used in) investing activities           3,121           (3,740)             (78)            (697)

Cash Flows from Financing Activities:
     Borrowings under credit agreement                                7,000               --               --            7,000
     Proceeds from issuance of debt                                     891               --               --              891
     Principal repayments of long-term debt                         (30,034)            (129)              (9)         (30,172)
     Proceeds from issuance of common stock                             500               --               --              500
     Preferred stock dividend payments                               (2,400)              --               --           (2,400)
                                                                ------------     ------------     ------------     ------------
        Net cash used in financing activities                       (24,043)            (129)              (9)         (24,181)
                                                                ------------     ------------     ------------     ------------
Effect of exchange rate changes on cash and cash equivalents:            --               --             (766)            (766)
Net change in intercompany balances                                  11,572           (8,618)          (2,954)              --
                                                                ------------     ------------     ------------     ------------
        Net decrease in cash and cash equivalents                    (4,289)          (1,621)          (1,475)          (7,385)

Cash and cash equivalents at beginning of year                        5,702            1,622            2,224            9,548
                                                                ------------     ------------     ------------     ------------
Cash and cash equivalents at end of period                      $     1,413                1              749            2,163
                                                                ============     ============     ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         During June and July 2001, the Company completed a series of transactions, which resulted in the retirement of all outstanding preferred stock, common stock warrants and subordinated notes related to the Company's acquisition of the Diabetes business from Gainor Medical Management, L.L.C. ("Gainor Medical") and all existing bank debt, through a private offering of $125 million of 11% senior notes.

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


Results of Operations

         Revenues increased $10.7 million, or 18.6%, and $24.9 million, or 14.7%, for the three-month and nine-month periods ended September 30, 2001 as compared to the same periods in 2000. These increases result from strong growth in the Diabetes segment, where revenues increased $10.7 million, or 35.3%, and $27.4 million, or 31.7%, for the three-month and nine-month periods, respectively. Revenues in the Women's Health segment decreased $410,000, or 1.5%, and $3.3 million, or 4.0%, for the three-month and nine-month periods, respectively, due primarily to a decline in the prescriptions written for preterm labor management services and a change in the patient therapy mix.

         Cost of revenues as a percentage of revenues increased to 55.0% for the three-month period ended September 30, 2001 from 51.6% for the same period in 2000. For the nine-month period, the percentage increased to 54.5% in 2001 from 51.6% in 2000. The increases in both periods are primarily the result of the variance in revenues noted above, since the cost of revenues as a percentage of revenues of the Diabetes segment is higher than this percentage for the Women's Health segment. Also, the cost of revenues as a percentage of revenues in the Women's Health segment increased in 2001 due to the decline in revenues with relatively fixed costs of labor.

         Selling and administrative expenses as a percentage of revenues decreased to 27.4% from 30.1% and to 28.5% from 29.2%, respectively, for the three-month and nine-month periods ended September 30, 2001 compared to the same periods in 2000. These decreases are also due primarily to the variances in revenues noted above, since the percentage of selling and administrative expenses to revenues for the Diabetes segment is lower than for the Women's Health segment. For the three months ended September 30, 2001, selling and administrative expenses in the Diabetes segment increased to 15.2% in 2001 from 12.7% in 2000 due primarily to an increase in sales expenses to support higher revenue levels. Selling and administrative expenses as a percentage of revenue remained constant at 30.4% for the Women's Health segment for both quarterly periods.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health segment was approximately 5% for the three-month and nine-month periods ended September 30, 2001 and 2000. The provision for doubtful accounts as a percentage of revenues in the Diabetes segment was approximately 1% for the three-month and nine-month periods of 2001 and 2000. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors.

         During the second quarter of 2000, the Company recorded restructuring expenses of $1.6 million related to its decision to exit its clinical patient record software business, CMS.

         Net interest expense increased $1.4 million, or 72.0%, and $559,000, or 9.1%, for the three-month and nine-month periods ended September 30, 2001 compared to the same period in 2000 due to a higher average outstanding debt balance and higher interest rates resulting from the $125 million private offering of 11% senior notes on July 9, 2001. The weighted average interest rates on outstanding indebtedness for the nine-month periods ended September 30, 2001 and 2000 were 10.20% and 9.04%, respectively.

         Other income (expense), net for the nine months ended September 30, 2001 includes a $134,000 expense in the third quarter from the repurchase of $3.0 million principal amount of outstanding senior notes, as discussed below under "Liquidity and Capital Resources." Also, included in the first nine months of 2001 is a $737,000 charge in the first quarter to reduce the carrying value amounts related to the split dollar life insurance program established in 1997. This non-cash expense was the result of declines in the stock market. Other income for the nine months ended September 30, 2000 included gains of $1.5 million from the 1999 sale of assets of the Company's infertility business and $6.1 million from $7.3 million in proceeds from sales of the Company's investment in WebMD Corporation.

         In December 2000, the Company formalized its decision to divest its Cardiovascular segment, QDS. Accordingly, its operating results, net of income taxes, have been recorded as discontinued operations for all periods presented. See note 9 of Notes to Consolidated Condensed Financial Statements where revenues and earnings of discontinued operations are presented. In February 2001, the Company completed the sale of the business and certain assets for approximately $18.0 million in cash. See "Liquidity and Capital Resources" below where the use of the proceeds is discussed.


Liquidity and Capital Resources

         As of September 30, 2001, the Company had cash and short-term investments of $2.0 million. Net cash provided by continuing operations was $8.6 million for the nine months ended September 30, 2001 as compared to net cash provided by continuing operations of $18.3 million for the same period of 2000. This decline in cash flows from continuing operations was primarily due to the increase in accounts receivable, largely in the Diabetes segment as a result of the strong revenue growth during the first nine months of 2001. The Company's total accounts receivable days' sales outstanding were 67 days' sales as of September 30, 2001, consisting of 56 days' sales for the Diabetes segment and 85 days' sales for the Women's Health segment.

         Capital expenditures for the nine months ended September 30, 2001 totaled $6.4 million, which included the cost of patient equipment in the Women's Health segment and the upgrade and expansion of computer information systems as the Company positions itself for expansion into new markets in the Diabetes segment. The Company expects to expend approximately $8.5 million for capital items in 2001.

         In May 2001, the Company entered into a Securities Purchase Agreement with Gainor Medical to repurchase all or part of the outstanding preferred stock, common stock warrants and subordinated notes issued in connection with the January 1999 acquisition of the Diabetes segment. On June 29, 2001, in the first stage of the transaction, the Company repurchased 7,500 shares of the 10,000 shares of 4% Series A convertible redeemable preferred stock ("Series A CRPS") and 15,000 shares of the 35,000 shares of 8% Series B redeemable preferred stock ("Series B RPS") with a combined face value of $22.5 million and a combined book value of $21.1 million for $18.9 million. The resulting gain of $2.1 million was included in net earnings available to common shareholders in the second quarter. As an interim vehicle for funding this stage of the transaction, the Company borrowed $11 million under a new term loan bank facility, along with $8 million under the existing revolving credit facility.

         On July 9, 2001, the Company issued $125 million of 11% senior notes at a discount of 6.5% from the principal amount. The senior notes are unsecured and will mature on May 1, 2008. Interest is payable semi-annually in arrears on May 1 and November 1. Among the covenants under the bond indenture is a requirement to repurchase notes from the Company's annual excess cash flow, as defined, or from the proceeds received from the sale of assets.

         The Company used the proceeds from the senior notes to complete the transactions under the Securities Purchase Agreement with Gainor Medical and repay all amounts outstanding under the Company's bank credit facilities. The Company repurchased the remaining 2,500 shares of Series A CRPS and 20,000 shares of Series B RPS with a face value of $22.5 million and a book value of $20.6 million for $22.0 million. This second stage resulted in a $1.4 million loss included in net earnings available to common shareholders in the third quarter and a net gain of $739,000 for the nine months ending September 30, 2001. The Company also repaid the 12% subordinated notes at its face value of $14.0 million, plus accrued interest, and retired one million common stock warrants with a book value of $4.4 million for $3.4 million. The retirement of the warrants, an equity security, was not reflected as a gain.

         In addition, on July 9, 2001, the Company repaid the entire $73.8 million of outstanding bank debt and amended its senior revolving credit facility. The amended facility has a borrowing capacity of $30.0 million and a three-year final maturity. The amended facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest at the Company's option of (i) prime plus 1.5% to 2.5% or (ii) the LIBOR rate plus 2.5% to 3.5%. The facility requires a commitment fee payable quarterly, in arrears, of 1.0% to 1.5%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios. As of September 30, 2001, there was no balance outstanding under this credit facility.

         In August 2001, the Company repurchased in the open market $3.0 million principal amount of outstanding senior notes (with a carrying value of $2.7 million, net of unamortized discount and debt issuance expenses) for $2.8 million. Such repurchases in the open market are permitted under the bond indenture and may be applied to reduce the amount required to be repurchased, at 100% of the principal amount, under the annual excess cash flow repurchase covenant.

         Effective August 1, 2001, the Company entered into an interest rate swap transaction with a bank involving a notional amount of $60 million. This transaction, which terminates in May 2008 if early termination rights are not exercised, is considered to be a hedge against changes in the fair value of the Company's fixed-rate debt obligation and is used to lower the Company's overall borrowing costs. Under the arrangement, the bank will pay the Company a semi-annual 11% fixed rate of interest. The Company will pay the bank semi-annually a variable rate of interest based on the three-month LIBOR rate plus 5.2%, compounded quarterly. The variable rate for the three-month period ended November 1, 2001 was 8.88%.

         As of September 30, 2001, the interest rate swap agreement was reflected at fair value of $2.6 million on the Company's consolidated condensed balance sheet, and the related portion of fixed-rate debt being hedged was reflected at an amount equal to the sum of its carrying value plus an adjustment of $2.6 million, representing the change in fair value of the debt obligation attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreement, as well as the change in the adjusted carrying value of the related portion of fixed-rate debt being hedged, have offsetting effects on net interest expense in the consolidated condensed statements of operations since the interest rate swap is fully effective. Interest expense was reduced by $197,000 for the three months ended September 30, 2001 to reflect the net swap payment to be received from the bank based on the lower variable interest rate.

         In February 2001, $18.0 million of the term loan portion of the bank credit facility was repaid from the proceeds of the sale of QDS. The accounts receivable of QDS were excluded from the sale. During the nine months ended September 30, 2001, net cash provided by discontinued operations of QDS totaled $2.4 million, representing collections of accounts receivable, less payments of salary costs of personnel retained to collect the accounts receivable and other accrued liabilities.

         During the second quarter, the Company completed its common stock share repurchase program initiated in the fourth quarter of 2000. A total of 81,900 shares were repurchased in 2001 at a cost of approximately $976,000.

         The Company believes that its cash, other liquid assets, operating cash flows and borrowing capacities under the amended revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new projects.


New Accounting Standards

         In June 2001, the Financial and Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

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

         As of January 1, 2002, the date of adoption of SFAS 142, the Company expects to have unamortized goodwill of $107.5 million and unamortized identifiable intangible assets of $2.1 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $9.2 million and $6.9 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. The Company is currently evaluating the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and does not anticipate any significant reclassifications, adjustments to amortization periods or transitional impairment losses upon adoption of these statements.

         Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). An asset retirement obligation refers to any type of closure or removal costs that are incurred at any time during the life of an asset. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for the Company beginning January 1, 2003. The Company does not expect SFAS 143 to have a significant effect on its financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes both SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142.

         The Company is required to adopt SFAS 144 no later than January 1, 2002, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

Forward-Looking Information

         This Form 10-Q contains forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe", "anticipate", "estimate", "expect", "intend", "plan", "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained;
(ii) the loss of major customers; (iii) termination of the Company's exclusive supply agreement with Nipro Corporation (formerly Nissho Corporation) or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (viii) future healthcare or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xii) changes in company-wide or business unit strategies; (xiii) the effectiveness of the Company's advertising, marketing and promotional programs; (xiv) market acceptance of the Company's disease management products; (xv) increases in interest rates, and (xvi) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2000. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


         The Company is exposed to market risk from changes in interest rates on long-term debt and foreign exchange rates.

         On July 9, 2001, the Company repaid all amounts outstanding under its variable rate bank credit facility with a portion of the proceeds from the $125 million fixed rate senior notes. Concurrently, the Company amended its variable rate senior revolving credit facility, under which the Company now has a borrowing capacity of $30 million. As of September 30, 2001, there is no balance outstanding under this facility.

         Effective August 1, 2001, the Company entered into an interest rate swap agreement with a bank for a notional amount of $60 million. The Company's primary interest rate risk now relates to this derivative arrangement. A hypothetical 10% increase in the current variable interest rate under this swap arrangement (7.43% for the three-month period beginning November 1, 2001) for a duration of one year would result in additional interest expense of approximately $446,000.

         The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 12% of total revenues in the first nine months of 2001. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the German mark would impact net earnings by approximately $302,000, on an annual basis.

                           PART II--OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         On April 27, 1999, the Company entered into an Amended and Restated Rights Agreement with SunTrust Bank, a Georgia banking corporation (the "Rights Agent") with respect to the Company's common stock (the "Amended Rights Agreement"). The substance of that amendment was to change the requirement that the action of a majority of the Continuing Directors (as defined in the Rights Agreement) be required with respect to certain matters to require instead the action of a majority of all Directors. In addition, the amendment required the affirmative action of the Board of Directors for the issuance of rights following a tender or exchange offer.

         On October 5, 2001, the Company entered into Amendment No. 1 to the Amended Rights Agreement with the Rights Agent ("Amendment No. 1"). Pursuant to Amendment No. 1, the parties amended Section 29 of the Rights Agreement to eliminate language exempting the Board of Directors from liability.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10. Interest Rate Swap Agreement, dated July 18, 2001, between First Union Bank and Matria Healthcare, Inc.

             11.  Computation of Earnings per Share


         (b) Reports on Form 8-K

             The Company filed the following Current Reports on Form 8-K:
             o on July 3, 2001, reporting under Items 5, 7 and 9, respectively, a new revolving credit facility, financial statements and pro forma financial information, and the private placement of senior notes to raise capital for the repurchase of securities from Gainor Medical Management, LLC, Mark J. Gainor and SZ Investments, LLC, and
             o on July 19, 2001, reporting under Item 5 the execution of an amended and restated revolving credit facility and the completion of the private placement of senior notes referenced above.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MATRIA HEALTHCARE, INC.


November 14, 2001           By: /s/  Parker H. Petit
                                -----------------------------------------------
                                Parker H. Petit
                                Chairman of the Board, President and
                                Chief Executive Officer
                                (Principal Executive Officer)

                                /s/  George W. Dunaway
                                -----------------------------------------------
                                George W. Dunaway, Vice President--
                                Finance and Chief Financial Officer
                                (Principal Financial Officer)