Form 10-K
period 2001-12-31
MATRIA HEALTHCARE INC
filed 2002-03-29
CIK 1007228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

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

         Title of each class           Name of each exchange on which registered
         NONE                          NONE

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

                                 Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

As of March 11, 2002, there were 8,983,343 shares of Common Stock outstanding. The aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $206,606,435 based upon the closing sale price on March 11, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

                             MATRIA HEALTHCARE, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I

       Item 1.       Business ..........................................................    3
       Item 2.       Properties ........................................................    9
       Item 3.       Legal Proceedings .................................................    9
       Special Item  Executive Officers of the Company .................................   10

PART II

       Item 5.       Market for the Company's Common Equity
                       and Related Stockholder Matters .................................   12
       Item 6.       Selected Financial Data ...........................................   13
       Item 7.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ...................   14
       Item 7a.      Quantitative and Qualitative Disclosures About
                       Market Risk .....................................................   22
       Item 8.       Financial Statements and Supplementary Data .......................   23
       Item 9.       Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure ..........................   23

PART III

       Item 10.      Directors and Executive Officers of the Company ...................   24
       Item 11.      Executive Compensation ............................................   24
       Item 12.      Security Ownership of Certain Beneficial Owners
                       and Management ..................................................   24
       Item 13.      Certain Relationships and Related Transactions ....................   24

PART IV

       Item 14.      Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K .....................................................   25

SIGNATURES          ....................................................................   29

                                     PART I

ITEM 1. BUSINESS.

      GENERAL. Matria Healthcare, Inc., a Delaware corporation ("Matria" or the "Company"), is a leading comprehensive, integrated disease management company, offering its services to patients, physicians, health plans and employers. Disease management encompasses a broad range of services aimed at controlling healthcare costs through proactive management of care. Matria's strategy is to focus on providing effective cost-saving solutions for four of the most costly chronic diseases and medical conditions in the nation: diabetes, pregnancy and select respiratory and cardiovascular diseases. Matria's disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, mail-order supply and clinical services. Matria contracts with managed care organizations and self-insured employers for the provision of its services for which the Company is generally compensated on a fee-for-service basis.

      Matria was incorporated on October 4, 1995 for the purpose of the merger of Tokos Medical Corporation and Healthdyne Maternity Management. The effective date of the merger was March 8, 1996. Matria's headquarters are located in Marietta, Georgia.

      BUSINESS SEGMENTS AND GEOGRAPHIC AREAS. In 2001, the Company's operations consisted of two reportable business segments: Diabetes and Women's Health. Information regarding revenues, operating earnings, and identifiable assets (including intangibles) of each of the business segments in which the Company operated in fiscal years 1999 through 2001, as well as information regarding revenues of the Company attributed to the geographic areas in which the Company operated during those years, is in note 13 of Notes to Consolidated Financial Statements on pages F-21 through F-22 of this report.

      Diabetes. The Company acquired the Diabetes segment business effective January 1, 1999. The segment has two components: diabetes disease management and medical device design, manufacturing and distribution services.

      The diabetes disease management program improves health outcomes through risk assessment, patient education, clinical interventions, compliance management and outcomes reporting. As part of the compliance management process, the Company sells glucose testing supplies, insulin, insulin pumps, syringes, and other prescription and non-prescription drugs used by patients with diabetes. These sales are made primarily on a mail-order basis. In February 2002, the Company acquired substantially all of the assets of ChoicePoint Health Systems, Inc., a direct-to-consumer laboratory testing facility headquartered in Olathe, Kansas, which serves the diabetes, cardiovascular and hypertension patient populations. These assets are now held by the Company's subsidiary, Matria Laboratories, Inc., a Delaware corporation. The diabetes disease management program serves patients in the United States through its facilities in Roanoke, Virginia, Irvine, California and Olathe, Kansas, and in Germany through its facilities in Neumunster and Dresden, Germany. Approximately 36%, 44% and 47% of this business component's revenues were derived from its German operations in 2001, 2000 and 1999, respectively.

      Matria's Diabetes segment also is a leading designer, assembler, packager and wholesale distributor of microsampling products, which are products used to obtain and test small samples of blood. This component of the business operates under the name Facet Technologies, LLC ("Facet"). Facet has a significant presence in each of the three major products of the microsampling market: standard lancets, lancing devices and safety lancets. Facet operates from facilities in Marietta, Georgia, McDonough, Georgia, and Milton Keynes and Northant, England. Its products are shipped primarily to North and South America, Europe and Asia. Approximately 22%, 24% and 21% of this business component's revenues were derived from sales outside of the United States in 2001, 2000 and 1999, respectively.

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

      Women's Health. The Women's Health segment offers a wide range of disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. Services include risk assessment, patient education and management, infusion therapy, gestational diabetes management and other monitoring and clinical services as prescribed by the patient's physician. The Women's Health segment is headquartered in Marietta, Georgia and has 41 sites of service throughout the United States, 12 of which are monitoring centers. All 41 sites are fully accredited as home care organizations by the Joint Commission on Accreditation of Health Care Organizations. In addition, the segment has two after-hours centers. Although this segment maintains a dominant market share, the industry continues to be vulnerable to several controversies surrounding the home obstetrical care business, including academic debate as to the efficacy of certain services and controversy over the "off-label" use of certain tocolytic medications. See "Regulation and Healthcare Industry Changes" below in this Item 1. In addition, changes in patient therapy mix negatively impacted this business' profitability in 2001 and 2000.

      Other. The Company also provides respiratory disease management programs. The respiratory disease management business, which began in July 1998, provides respiratory disease risk assessment, screening and case management services to patients throughout the United States from its headquarters in Marietta, Georgia in conjunction with National Jewish Medical and Research Center ("National Jewish"), located in Denver, Colorado. In the fourth quarter 2001, the Company began selling respiratory supplies on a mail-order basis. In 2002, the Company began to market its cardiovascular disease management programs.

      Discontinued Operations. The Company's former Cardiovascular segment was acquired in July 1998 and was operated through the Company's wholly-owned subsidiary, Quality Diagnostic Services, Inc. ("QDS"). QDS provided cardiac event monitoring services, holter monitoring services and pacemaker follow-up to patients throughout the United States from its headquarters in Marietta, Georgia. Effective February 1, 2001, the Company sold the business and assets of QDS, excluding accounts receivable. Through the divestiture of QDS, the Company has discontinued its service offerings related to cardiac diagnostics.

      CUSTOMERS, SUPPLIERS AND THIRD-PARTY PAYORS. The Company's revenues from continuing operations were derived from the following types of customers: approximately 42% from private third-party payors, 25% from medical device manufacturers, 14% from domestic government payors, 12% from foreign healthcare systems and 7% from employers.

      The Company markets its disease management services and, until February 1, 2001, marketed its cardiovascular diagnostic services to patients, physicians, other healthcare providers and third-party payors through its employee sales force. In addition, the diabetes mail-order supply component utilizes television and direct mail advertising. All of these businesses' revenues depend on payment from third-party payors, such as managed care companies and government-sponsored health insurance programs. Third-party payors are having greater control over patient access and increasingly use their significant bargaining power to secure discounted rates and other concessions from providers. This trend, as well as other changes in reimbursement rates, policies or payment practices by third-party payors (whether initiated by the payor or legislatively mandated) could have an adverse impact on the Company's disease management businesses. Regulations that govern reimbursement from domestic government-sponsored health insurance programs, such as Medicare, are complex and the Company's compliance with those regulations may be reviewed by federal agencies, including the Department of Health and Human Services, the Department of Justice and the Food and Drug Administration. Any failure to comply with these regulations could result in delays or loss of reimbursement and other sanctions, including fines and loss of provider status.

      The Company's clinical services and supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of monthly fees for each member of a health plan identified with a particular chronic disease or condition under contract or enrolled in the Company's program or on a case-rate basis. Some of the contracts for these services provide that a portion of the Company's fees are at risk subject to the Company's performance against financial cost savings and clinical criteria. Thus, a portion of the Company's revenues is subject to confirmation of the Company's performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. Currently, less than 5% of the Company's revenues are at risk under these arrangements.

      Facet markets its products to large medical device manufacturers through its employee sales force. Its customers include original equipment manufacturers of blood glucose and other point-of-care test kits. Three major original equipment manufacturer customers represented approximately 78% of Facet's total sales in 2001. Although the Company believes its relationships with these customers are strong, the loss of any of these major customers could have a material adverse effect on this business component. Additionally, this business is highly dependent on its exclusive supply relationship with Nipro Corporation, from which it purchases a majority of its products on favorable payment terms. The exclusive supply agreement expires in November 2002. The Company expects to be able to renew this agreement on favorable terms. Termination of the exclusive supply agreement or failure to continue the exclusive supply agreement on favorable terms would have a material adverse effect on Facet's business, as would any interruption in the supply of products from Nipro Corporation, whatever the cause.

      SEASONALITY. Revenues of the Women's Health segment tend to be seasonal. Revenues typically begin to decrease with the onset of the holiday season starting with Thanksgiving, causing the fourth quarter and first quarter revenues of each year to be less than those of the second and third quarters. The Company's other businesses do not reflect any significant degree of seasonality.

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

      The Company does not possess any patents that are material to its business, although the patents owned by Nipro Corporation and its subcontractors with respect to products distributed by Facet are material to the continued marketing of those products.

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

      Although the Women's Health segment is a leading provider in its market, with a market share of approximately 85%, the Women's Health business and the Company's other disease management businesses compete with a vast and ever increasing number of competitors. Competitors of the Company's disease management businesses include national, regional and local home health agencies, hospitals and physicians, as well as other companies devoted primarily to offering one or more products or services similar or identical to those offered by the Company, such as diabetes disease management. The Company competes on a number of factors, including quality of care and service, reputation within the medical community, geographical scope and price. The Company believes that its clinical expertise and coordinated approach to patient services have enabled it to compete effectively.

      Competition in the microsampling business of the Company's Diabetes segment also is based on quality, service and price. In addition, competition in research involving the development of new products and the improvement of existing products is particularly significant. Competitors' research efforts could lead to the obsolescence of some or all of Facet's products. The microsampling industry is highly fragmented, with numerous competitors of all sizes. The quality of Facet's products, as well as its strong distribution system, value-added approach to customer service, and design and development expertise have enabled this business to achieve its significant market share, notwithstanding the highly competitive environment in which it operates.

      There can be no assurance that the Company will not encounter increased or more effective competition in the future, which could limit the Company's ability to maintain or increase its business or render some products and services offered by Matria obsolete or non-competitive and which could adversely affect the Company's operating results.

      RESEARCH AND DEVELOPMENT. Facet maintains a dedicated research and development staff at its headquarters in Marietta, Georgia. This business's research and development activities are key factors in its ability to stay abreast of its competition.

      The Women's Health and other businesses of the Diabetes segment do not maintain separate research and development teams. Program development and refinements result from the cooperative efforts of the businesses' clinical, operating and marketing staff, and these costs are charged to earnings when incurred.

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

      The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs the portability, privacy and security of medical records and other individually identifiable patient data. Regulations issued by the Secretary of Health and Human Services, acting pursuant to HIPAA, establish standards for the protection of personal health information maintained by health care providers, hospitals, health plans and health insurers, and health care clearinghouses. In general, these regulations prohibit the use and disclosure of medical records and other individually identifiable health information held or disclosed by health care providers and other affected entities in any form, whether communicated electronically, on paper, or orally, subject only to certain limited exceptions. In addition, the regulations provide patients with significant new rights to understand and control how their health information is used. These regulations do not preempt more stringent state laws and regulations. Health care providers and other affected entities have until April 2003 to come into compliance with the regulations. Additional regulations requiring the use of uniform standards for electronic health care transactions have been issued with compliance required by October 2002 unless an extension is obtained. Further regulations establishing health care information security requirements are being developed. Failure to comply with HIPAA can result in criminal penalties and civil sanctions.

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

      EMPLOYEES. The Company currently employs a total of 1,019 full-time employees and 55 regular part-time employees. In addition, the Company employs an additional 828 part-time clinical employees to provide, among other things, patient training and backup support on an "as needed" basis. None of the Company's employees are represented by a union. The Company considers its relationship with its employees to be satisfactory.

      FORWARD-LOOKING STATEMENTS. This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe", "anticipate", "estimate", "expect", "intend", "plan", "seek" and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company's exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (viii) future healthcare or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xii) changes in company-wide or business unit strategies and changes in patient therapy mix;
(xiii) the effectiveness of the Company's advertising, marketing and promotional programs; (xiv) market acceptance of the Company's disease management products;
(xv) inability to successfully manage the Company's growth; (xvi) acquisitions that strain the Company's financial and operational resources; (xvii) inability to effect estimated cost savings and clinical outcomes improvements or to reach agreement with the Company's disease management customers with respect to the same; (xviii) inability to accurately forecast performance under the Company's disease management contracts; (xix) inability of the Company's disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company's performance under its disease management contracts; (xx) increases in interest rates and (xxi) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2001. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission (the "Commission") under federal securities laws.

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

      In July 2001, Facet relocated to its current manufacturing facility which consists of approximately 70,000 square feet of office and warehouse space in McDonough, Georgia. The lease term on this new facility will expire in 2008. Facet also occupies approximately 9,000 square feet of space in the Matria headquarters building. This lease expires on February 28, 2003. In addition, Facet leases approximately 1,000 square feet of warehouse space in Milton Keynes, England under an automatically renewable lease, which can be cancelled with six months notice. It also has a 200 square foot office in Northants, England under a lease that expires in August 2002 with automatic annual renewals.

      The Company's diabetes disease management business maintains its United States headquarters in Roanoke, Virginia, where its facility consists of approximately 32,000 square feet of office and warehouse space, which is leased through August 2006. The Irvine, California operation of this business leases approximately 1,500 square feet of office and warehouse space, under a lease that expires in December 2002. Matria Laboratories, Inc. leases approximately 12,000 square feet of space in Olathe, Kansas through May 1, 2002, with provisions for an additional month. Matria Laboratories intends to relocate to a smaller facility upon termination of the lease. This business also maintains leased facilities in Neumunster and Dresden, Germany, consisting of approximately 3,200 and 6,500 square feet, respectively. The Neumunster lease is a month to month tenancy and the Dresden lease expires in 2005.

      These facilities are generally in good condition, and Matria believes that they are adequate for and suitable to its requirements.

ITEM 3. LEGAL PROCEEDINGS.

      Matria is subject to various legal claims and actions incidental to its business and the businesses of its predecessors and their respective subsidiaries, including product liability claims and professional liability claims. As did its predecessors, Matria maintains insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) additional suits will not be filed in the future against Matria, (ii) Matria's prior experience with respect to the disposition of its litigation accurately indicates the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future. There are no pending legal or governmental proceedings to which the Company is a party that the Company believes would, if adversely resolved, have a material adverse effect on Matria.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.

      The following sets forth certain information with respect to the executive officers of the Company:

      Name                           Age             Position with the Company
      ----                           ---             -------------------------
      Parker H. Petit                62              Chairman of the Board, President and
                                                     Chief Executive Officer

      Jeffrey D. Koepsell            55              Executive Vice President and Chief Operating Officer

      George W. Dunaway              41              Vice President - Finance and Chief Financial Officer

      Yvonne V. Scoggins             52              Vice President - Financial Planning and Analysis

      Roberta L. McCaw               46              Vice President - Legal, General Counsel and Secretary

      Thornton A. Kuntz, Jr.         48              Vice President - Administration

      The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

      Mr. Petit has served as Chairman of the Board since the Merger and as President and Chief Executive Officer since October 5, 2000. In addition, he served as a member of the three-person Office of the president in 1997. Mr. Petit was the founder of Healthdyne and served as its Chairman of the Board of Directors and Chief Executive Officer from 1970 until the Merger. Mr. Petit is also a director of Intelligent Systems Corp. and Logility, Inc.

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

      Ms. Scoggins has been Vice President -- Financial Planning and Analysis since February 28, 2001 and previously was Vice President, Treasurer and Chief Accounting Officer of the Company from December 15, 1997 to February 28, 2001 and also Vice President and Controller from March 8, 1996 to December 15, 1997. Prior thereto, she was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President--Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

      Ms. McCaw has been Vice President -- Legal, General Counsel and Secretary of the Company since April 23, 1998 and previously was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998, and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms.

McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut-based law firm, from January 1990 to July 1996.

      Mr. Kuntz has been Vice President -- Administration since February 24, 1998 and previously was Vice President--Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President--Administration of Healthdyne from August 1992 to March 1996.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Matria's common stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market ("NASDAQ") under the symbol "MATR". The approximate number of stockholders as of March 11, 2002 was 1,900 record holders and 7,000 street holders.

      Matria has not paid any cash dividends with respect to its common stock and does not intend to declare any dividends in the near future. The Company is a party to a Loan and Security Agreement and an Indenture, each of which contains covenants restricting the payment of dividends on and repurchases of the Company's common stock.

      The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria common stock as quoted on NASDAQ from January 1, 2000 through December 31, 2001:

                  QUARTER             LOW           HIGH
                  -------             ---           ----
                  2000
                  First              $16.24        $26.24
                  Second              11.75         21.00
                  Third               13.00         18.24
                  Fourth               7.25         14.24

                  2001
                  First              $ 9.25        $16.63
                  Second              12.25         16.10
                  Third               15.05         25.15
                  Fourth              21.45         36.67

      Share prices have been adjusted to reflect a one-for-four reverse stock split that took effect on December 5, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

      The following sets forth selected consolidated financial data with respect to the Company's operations. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto. The statement of operations data for the five years ended December 31, 2001 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

                                                                                 YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                         2001            2000           1999           1998       1997
                                                       --------        -------        -------        -------    -------
                                                                       (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues                                               $263,983     225,767        231,739        128,572    144,533
Earnings (loss) from continuing operations                7,925      13,694         31,366       (100,406)   (20,902)

Net earnings (loss) from continuing operations per
  common share:
      Basic                                            $   0.78        1.10           3.05         (10.98)     (2.29)
      Diluted                                              0.76        1.05           2.82         (10.98)     (2.29)


                                                                                       DECEMBER 31,
                                                       -------------------------------------------------------------------------
                                                          2001            2000         1999         1998         1997
                                                       -----------      -------       -------      -------      -------
                                                                                   (In thousands)
CONSOLIDATED BALANCE SHEETS DATA:

Total assets                                           $   260,623      268,850       285,713       97,304      191,132
Long-term debt, excluding current installments             114,575       76,996        91,090       18,385        1,712
Redeemable preferred stock                                      --       41,446        41,005           --           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      In 1998 and early 1999, the Company implemented several strategic actions to expand its business focus beyond managing the condition of pregnancy into other disease management markets. These actions included: (i) the acquisition in July 1998 of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company; (ii) the completion of a licensing agreement in October 1998 with National Jewish Medical and Research Center ("National Jewish") to provide services in the respiratory disease management market; and (iii) the acquisition in January 1999 of the business and assets of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Services, Inc. ("DMS"), diabetes supplies and services companies.

      During the past three years, the Company has continued to refine its diversified disease management strategy. The Company determined that its infertility practice management business, National Reproductive Medical Centers, Inc. ("NRMC"), no longer fit its strategy, and during the third and fourth quarters of 1999, the assets of the NRMC clinics were sold. During the second quarter of 2000, the Company exited its clinical patient record software business, Clinical-Management Systems, Inc. ("CMS") and, as a result, fully reserved the value of its remaining assets. Additionally, in February 2001, the Company sold the business and certain assets of QDS. The Company's consolidated financial statements reflect QDS as a discontinued operation for 2001, 2000 and 1999.

      Disease management is an emerging healthcare sector receiving a heightened focus in the healthcare industry, and the competition in this sector is fragmented without a dominant leader. The Company's management believes that with the successful implementation of its expansion strategies, the Company will become a market leader in disease management and that these strategies will continue to result in revenue growth in 2002 and beyond.

      The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company included in this Annual Report. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

RESULTS OF OPERATIONS

      Revenues increased $38.2 million or 16.9% in 2001 compared to 2000 due to the strong growth in the Diabetes segment, where revenues increased $42.8 million or 37.3%. Both components of this segment, diabetes disease management and medical device design, manufacturing and distribution services, achieved revenue growth in excess of 25% in 2001. Revenues in the Women's Health segment decreased by $5.5 million or 5.0% due primarily to a decline in the prescriptions written for preterm labor management services and a change in the patient therapy mix.

      Revenues decreased $6.0 million or 2.6% in 2000 compared to 1999. Excluding $10.4 million of 1999 revenues generated by NRMC, which was divested during the second half of 1999, revenues increased by $4.4 million or 2.0%. Most of this revenue growth in 2000 was provided by the Diabetes segment, which saw an increase of $4.2 million or 3.8%.

      Cost of revenues as a percentage of revenues increased to 55.2% in 2001 from 51.5 % in 2000 and 51.1% in 1999. The increase is primarily the result of the variance in revenues among segments noted above, since the gross profit margin of the Diabetes segment is lower than for the Women's Health segment. Also, the cost of revenues as a percentage of revenues in the Women's Health segment increased in 2001 due to the decline in revenues combined with relatively fixed costs of labor.

      Selling and administrative expenses as a percentage of revenues decreased to 28.9% for 2001 compared to 30.3% for 2000. This decrease is also due primarily to the variance in revenues noted above, since the percentage of selling and administrative expenses to revenues for the Diabetes segment is lower than that of the Women's Health segment. Selling and administrative expenses as a percentage of revenues decreased to 30.3% for 2000 compared to 31.8% in 1999 due to economies of scale achieved from the 1999 restructuring efforts within the Women's Health segment and due to declines in the Other segments resulting from the sale of the assets of NRMC and from the exiting of the clinical patient record software business. These decreases were partially offset by increased corporate expenses resulting from a $1.2 million severance payment to a former senior executive of the Company.

      The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women's Health segment was approximately 5% in 2001, 2000 and 1999. The provision for doubtful accounts as a percentage of revenues in the Diabetes segment was approximately 1% for each of the past three years. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors.

      Amortization of intangible assets was $9.8 million in 2001 and 2000. Amortization increased by $364,000 in 2000 compared to 1999 due to additional amortization resulting from recording $13.7 million of incremental goodwill related to the contingent consideration for the Gainor Medical acquisition.

      During the second quarter of 2000, the Company recorded restructuring expenses of $1.6 million related to its decision to exit its clinical patient record software business, CMS. Restructuring expenses of $4.2 million in 1999 resulted from the implementation of a consolidation plan for the Women's Health segment to reduce the number of monitoring centers from 38 to 15.

      Interest expense increased by $1.8 million or 20.8% in 2001 compared to 2000 due to a higher average outstanding debt balance and higher interest rates resulting from a $125 million private offering of 11% senior notes on July 9, 2001. This increase is net of the $633,000 benefit in 2001 from the interest rate swap arrangement (discussed below in "Liquidity and Capital Resources"). The proceeds from this private offering were used to repay all amounts outstanding under the Company's former bank credit facility and to repurchase the subordinated acquisition notes, all shares of preferred stock (and thereby eliminate their dividend requirements) and common stock warrants issued pursuant to the acquisition of Gainor Medical. (See "Liquidity and Capital Resources" below). The weighted average interest rate on outstanding indebtedness was 10.70% for 2001 compared to 9.43% for 2000. Interest expense increased by $415,000 in 2000 compared to 1999 primarily due to an increase in the number of days the Gainor Medical acquisition debt was outstanding and due to higher interest rates.

      Other income (expense) for 2001 includes a $737,000 charge to reduce the carrying value amounts related to the Company's split dollar life insurance program. This non-cash expense was the result of declines in the stock market. Other income for 2000 included gains of $6.1 million from $7.3 million in proceeds from sales of the Company's investment in WebMD Corporation ("WebMD"). Additionally, the Company recognized gains of $1.7 million in 2000 from the 1999 sale of assets of NRMC. At December 31, 1999, the Company's balance sheet reflected notes receivable from the purchasers of NRMC totaling $1.1 million and liabilities for patient refunds and reserves for potentially uncollectible notes receivable and facility lease obligations totaling $2.8 million; no gain or loss was recognized. In June 2000, the Company received $750,000 in full settlement of notes receivable from one purchaser. The recognized gain reflected the realization of most of the proceeds and a re-assessment of remaining patient refunds and other obligations. Other income for 1999 included gains of $17.3 million from $20.7 million in proceeds from sales of shares of WebMD. See "Liquidity and Capital Resources" below where the use of these proceeds is discussed.

      In 1999, the Company recorded a $4.0 million income tax benefit resulting from a reduction in the deferred tax asset valuation allowance based on current and expected future net earnings. As of December 31,

1999, the deferred tax asset valuation allowance was eliminated and the full amount of deferred income tax assets, totaling $36.7 million, was reflected on the consolidated balance sheet. The Company recorded a tax provision of $6.1 million and $9.1 million in 2001 and 2000, respectively. Cash outflows for income taxes in 2001 and 2000 totaled $1.2 million and $2.2 million, respectively, being comprised of federal alternative minimum taxes, state and foreign taxes. As of December 31, 2001, the Company's remaining net operating losses of $49.3 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future tax liabilities.

      The operating results of the Company's former Cardiovascular segment, QDS, have been reported, net of tax, as discontinued operations. In 2001, the Company reflected a loss from discontinued operations and a loss on disposal of discontinued operations totaling approximately $1.2 million as a result of greater than expected costs of collection and lower than expected cash receipts from the retained receivables.

      Subsequent to December 31, 2001, the Company has undertaken certain actions to reduce its operating expenses and improve performance. These actions will result in a one-time expense of approximately $1.3 million in the first quarter of 2002 for severance and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001, the Company had cash and short-term investments of $2.1 million. Net cash provided by continuing operations decreased from $20.1 million in 2000 to $7.9 million in 2001. This decline in cash flows from continuing operations was due to increases in accounts receivable and prepaid advertising expenditures in the Diabetes segment. Net cash provided by continuing operations was $12.5 million in 1999.

      The Company's accounts receivable days' sales outstanding were 67 days as of December 31, 2001 compared to 64 days as of December 31, 2000. The 2001 amount consists of 60 days' sales for the Diabetes segment and 81 days' sales for the Women's Health segment.

      Net cash flows provided by (used in) operating activities related to the discontinued operations of QDS were $3.1 million, $(623,000) and $710,000 in 2001, 2000 and 1999, respectively. The amount for 2001 represents collections of accounts receivable, less payments of salary costs of personnel retained to collect the accounts receivable and other accrued liabilities. As of December 31, 2001, approximately $2.2 million of accounts receivable remain to be collected.

      Net cash provided by (used in) investing activities totaled $9.7 million in 2001, $(3.6) million in 2000 and $(78.2) million in 1999. The 2001 amount included the $18.1 million of proceeds from the sale of the business and certain assets of QDS. The proceeds from the sale were used to repay a portion of the term loan facility.

      During the first and second quarters of 2000 and the fourth quarter of 1999, the Company sold 203,393 shares and 561,030 shares, respectively, of WebMD, resulting in proceeds of $7.3 million and $20.7 million, respectively. Proceeds of $2.7 million were used in 1999 to exercise options and warrants to purchase additional shares and $21.6 million was used to repay a portion of the term loan facility ($15.0 million in 1999 and $6.6 million in 2000). No shares were sold in 2001. At December 31, 2001, the Company had a remaining investment in WebMD of 16,423 shares.

      Capital expenditures for continuing operations of $8.4 million in 2001, $7.4 million in 2000 and $5.1 million in 1999 relate primarily to the upgrade and expansion of computer information systems. Capital expenditures incurred by QDS were $3.5 million and $2.2 million in 2000 and 1999, respectively, relating primarily to purchases of patient equipment.

      In January 1999, in connection with the acquisitions of Gainor Medical and DMS, the Company entered into a $125.0 million, five-year secured bank credit facility. The credit facility consisted of an $80.0 million term loan facility and a $45.0 million revolving credit facility. In January 1999, the Company borrowed $105.0 million under the facility, using $90.3 million for the purchases of Gainor Medical and DMS and $14.7 million to repay existing debt. Also, the Company issued $45.0 million of redeemable preferred stock to the former owners of Gainor Medical, consisting of $10.0 million of 4% Series A convertible redeemable preferred stock ("Series A CRPS") and $35.0 million of 8% Series B redeemable preferred stock ("Series B RPS") with attached warrants to purchase one million shares of the Company's common stock. Also, the acquisition agreement for the Gainor Medical business provided for an additional contingent purchase price adjustment based on the 1999 financial performance of this portion of the business. In the second and third quarters of 2000, an additional $13.7 million of purchase price was paid by the issuance of 12% subordinated notes to the sellers.

      In May 2001, the Company entered into a Securities Purchase Agreement with Gainor Medical to repurchase all or part of the outstanding preferred stock, common stock warrants and subordinated notes. On June 29, 2001, in the first stage of the transaction, the Company repurchased 7,500 shares of the 10,000 shares of 4% Series A CRPS and 15,000 shares of the 35,000 shares of 8% Series B RPS, with a combined face value of $22.5 million and a combined book value of $21.1 million, for $18.9 million. The resulting gain of $2.1 million was included in net earnings available to common shareholders in the second quarter.

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

      The Company used the proceeds from the senior notes to complete the transactions under the Securities Purchase Agreement and repay all amounts outstanding under the Company's bank credit facilities. The Company repurchased the remaining 2,500 shares of Series A CRPS and 20,000 shares of Series B RPS, with a face value of $22.5 million and a book value of $20.6 million, for $22.0 million. This second stage resulted in a $1.4 million loss included in net earnings available to common shareholders in the third quarter and a net gain of $739,000 from both transactions. The Company also repaid the 12% subordinated notes at their face value of $14.0 million, plus accrued interest, and retired one million common stock warrants with a book value of $4.4 million for $3.4 million. The retirement of the warrants, an equity security, was not reflected as a gain.

      In addition, on July 9, 2001, the Company repaid the entire $73.8 million of outstanding bank debt and amended its senior revolving credit facility. The amended facility has a borrowing capacity of $30.0 million and a three-year final maturity. The amended facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest at the Company's option of (i) prime plus 1.5% to 2.5% or (ii) the LIBOR rate plus 2.5% to 3.5%. The facility requires a commitment fee payable quarterly, in arrears, of 1.0% to 1.5%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios. As of December 31, 2001, there was no balance outstanding under this credit facility.

      The senior notes indenture and the amended credit facility set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company's current business or sell assets. In addition, under the amended credit facility, the Company is required to maintain certain financial ratios. As of December 31, 2001, the Company is in compliance with the financial covenants in its credit instruments.

      In August 2001, the Company repurchased in the open market $3.0 million principal amount of outstanding senior notes (with a carrying value of $2.7 million, net of unamortized discount and debt issuance expenses) for $2.8 million, leaving $122 million outstanding under the senior notes as of December 31, 2001. Such repurchases in the open market are permitted under the bond indenture and may be applied to reduce the amount required to be repurchased, at 100% of the principal amount, under the annual excess cash flow repurchase covenant. The August 2001 repurchase fully satisfied the excess cash flow repurchase covenant for 2001.

      Effective August 1, 2001, the Company entered into an interest rate swap transaction with a bank involving a notional amount of $60 million. This transaction, which terminates in May 2008 if early termination rights are not exercised, is considered to be a hedge against changes in the fair value of the Company's fixed-rate debt obligation and is used to lower the Company's overall borrowing costs. Under the arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the three-month LIBOR rate plus 5.2%, compounded quarterly. The variable rate for the period from November 1, 2001 to February 1, 2002 was 7.43%.

      As of December 31, 2001, the interest rate swap agreement was reflected at fair value of $639,000 on the Company's consolidated balance sheet, and the related portion of fixed-rate debt being hedged was reflected at an amount equal to the sum of its carrying value plus an adjustment of $639,000, representing the fair value of the portion of the debt obligation hedged by the interest rate swap attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreement, as well as the change in the adjusted carrying value of the related portion of fixed-rate debt being hedged, have offsetting effects on net interest expense in the consolidated statements of operations since the interest rate swap is fully effective. Interest expense was reduced by $633,000 for the five months ended December 31, 2001 to reflect the net swap payments received or due from the bank based on the lower variable interest rates.

      In September 2000, the Board of Directors of the Company approved the repurchase and retirement of $3.0 million of the Company's outstanding common stock. On October 31, 2000, The Company completed this repurchase program, having purchased approximately 297,000 shares of common stock. In November 2000, the Board of Directors approved a continuation of the share repurchase program and authorized the repurchase of an additional $3.0 million of common stock. As of December 31, 2000, the Company had purchased a total of approximately 460,000 shares of common stock at a cost of approximately $4.7 million. In 2001, an additional 81,900 shares were repurchased at a cost of approximately $976,000.

      In December 2001, the Company repaid all outstanding convertible subordinated debentures at the face amount of $830,000. During 2001, 2000 and 1999, a total of $411,000, $5,000 and $87,000 of debentures were converted to common stock.

      The following sets forth the Company's future minimum annual payments for the five years subsequent to December 31, 2001 under its various debt and noncancelable lease agreements:

                                  Long-term
                                  Debt and
                                   Capital          Operating
      (in thousands)               Leases             Leases
                                --------------    -------------
      2002                      $     615             5,469
      2003                            101             2,549
      2004                             23             1,151
      2005                             --             1,032
      2006                             --               868

      Capital expenditures of approximately $10 million are estimated in 2002 as the Company continues to enhance or replace its computer information systems.

      The Company believes that its cash, other liquid assets, operating cash flows and borrowing capacities under the amended revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures and development of new projects.

CRITICAL ACCOUNTING POLICIES

      A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies are as follows:

      REVENUE RECOGNITION AND ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS. Revenues for the Women's Health and Other segments are generated by providing services through patient service centers. Revenues from these segments are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Diabetes segment provides services through its patient service center, provides supplies to patients primarily on a mail-order basis, and assembles, packages and distributes lancing products to original equipment manufacturers. Revenues for services are recognized when services are provided and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual and other discounts.

      The Company's clinical services and supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of monthly fees for each member of a health plan identified with a particular chronic disease or condition under contract or enrolled in the Company's program or on a case-rate basis. Some of the contracts for these services provide that a portion of the Company's fees are at risk subject to the Company's performance against financial cost savings and clinical criteria. Thus, a portion of the Company's revenues is subject to confirmation of the Company's performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. Currently, less than 5% of the Company's revenues are at risk under these arrangements.

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

      GOODWILL AND OTHER INTANGIBLE ASSETS. See "New Accounting Standards" below for a description of two new accounting pronouncements which will significantly change the Company's accounting for goodwill and other intangible assets in 2002 and beyond. As of December 31, 2001, the Company had unamortized goodwill of $107.5 million and unamortized intangible assets of $2.1 million, which represented 42% of total assets. Under the new accounting standards, the Company's goodwill will no longer be amortized to expense, but instead will be tested for impairment at least annually. Other intangible assets will continue to be amortized over their respective estimated useful lives and reviewed for impairment.

      In testing for impairment, the Company will evaluate the financial earnings prospects of the acquired companies to which the goodwill and other intangibles relate and determine whether changed circumstances indicate that any portion of the carrying value of the goodwill or other intangible assets may no longer be recoverable.

      ACCOUNTING FOR INCOME TAXES. The Company accounts for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

      The tax expense for 2001 was $6.1 million, but the related tax liability was largely offset by available net operating losses from prior years. Cash outflows in 2001 for income taxes totaled $1.2 million, being comprised of federal alternative minimum taxes, and state and foreign taxes for jurisdictions where net operating losses were not available. As of December 31, 2001, the Company's remaining net operating losses of $49.3 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future tax liabilities.

      In 1999, the Company eliminated the valuation allowance that was previously reflected as an offset to the deferred tax asset, based on expectations of significant earnings resulting from the acquisition of the Diabetes segment. Management continues to believe that, more likely than not, it will fully realize the value of the recorded deferred income tax assets.

      The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121").

      The Company was required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. SFAS 141 will require upon adoption of SFAS 142 that the Company evaluate its existing goodwill and intangible assets that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

      As of January 1, 2002, the date of adoption of SFAS 142, the Company had unamortized goodwill of $107.5 million and unamortized identifiable intangible assets of $2.1 million, all of which will be subject to the transition provisions of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $9.3 million, $9.2 million and $8.9 million in 2001, 2000 and 1999, respectively. The Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and does not anticipate any significant reclassifications, adjustments to amortization periods or transitional impairment losses upon adoption of these statements.

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

      The Company was required to adopt SFAS 144 on January 1, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe", "anticipate", "estimate", "expect", "intend", "plan", "seek" and similar expressions, when used in this Annual Report and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained; (ii) the loss of major customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company's exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (viii) future healthcare or budget legislation or other health reform initiatives; (ix) increased exposure to professional negligence liability; (x) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xi) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xii) changes in company-wide or business unit strategies; (xiii) the effectiveness of the Company's advertising, marketing and promotional programs and changes in patient therapy mix; (xiv) market acceptance of the Company's disease management products; (xv) inability to successfully manage the Company's growth; (xvi) acquisitions that strain the Company's financial and operational resources;
(xvii) inability to effect estimated cost savings and clinical outcomes improvements or to reach agreement with the Company's disease management customers with respect to the same; (xviii) inability to accurately forecast performance under the Company's disease management contracts; (xix) inability of the Company's disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company's performance under its disease management contracts; (xx) increases in interest rates and
(xxi) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2001. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the Commission under federal securities laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      The Company is exposed to market risk from changes in interest rates on the interest rate swap agreement and foreign exchange rates.

      The Company's primary interest rate risk relates to its interest rate swap facility, which is based on the three-month LIBOR rate. At December 31, 2001, the Company's annual benefit under the interest rate swap totaled $2.1 million. A hypothetical 10% change in the LIBOR rate applied to the December 31, 2001 balance of the interest rate swap agreement for a duration of one year would result in a change in interest expense of approximately $134,000.

      The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 12% of total revenues in 2001. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such, has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the euro would impact net earnings by approximately $272,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors' report thereon are included as pages F-1 through F-29 of this Annual Report on Form 10-K:

                                                                             PAGE
Independent Auditors' Report                                                 F-1
Consolidated Balance Sheets -  December 31, 2001 and 2000                    F-2

Consolidated Statements of Operations -  Years Ended
December 31, 2001, 2000 and 1999                                             F-3

Consolidated Statements of Common Shareholders' Equity and
Comprehensive Earnings -  Years Ended December 31, 2001, 2000 and 1999       F-4

Consolidated Statements of Cash Flows -  Years Ended
December 31, 2001, 2000 and 1999                                             F-5

Notes to Consolidated Financial Statements                                   F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEMS 10-13.

      The information contained under the heading "Management of the Company" in the Company's definitive proxy materials for its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, is incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

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

      Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Act"), requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports with the SEC regarding beneficial ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements of the Act in all instances with the exception of a filing with respect to the disposition of common stock by James P. Reichmann by gift.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-29 of this Annual Report on Form 10-K:

                                                                                 PAGE
Independent Auditors' Report                                                     F-1

Consolidated Balance Sheets -  December 31, 2001 and 2000                        F-2

Consolidated Statements of Operations -  Years Ended
December 31, 2001,  2000 and 1999                                                F-3

Consolidated Statements of Common Shareholders' Equity and
Comprehensive Earnings -  Years Ended December 31, 2001, 2000 and  1999          F-4

Consolidated Statements of Cash Flows -  Years Ended
December 31, 2001, 2000 and 1999                                                 F-5

Notes to Consolidated Financial Statements                                       F-6

      (a)(2) The following supporting financial statement schedule and report of independent auditors thereon are included as part of this Annual Report on Form 10-K:

                                                                                 PAGE
Independent Auditors' Report                                                     F-1

Schedule II -  Valuation and Qualifying Accounts                                  31

      All other Schedules are omitted because the required information is inapplicable or information is presented in the Consolidated Financial Statements or related notes.

      (a)(3) EXHIBITS:

      The following exhibits are incorporated by reference herein as part of this Report as indicated:

Exhibit
Number                     Description
-------                    -----------

2.1 Asset Purchase Agreement, dated July 21, 1998, for the purchase of assets of Quality Diagnostic Services, Inc. ("QDS") (incorporated by reference to Exhibit 2 to the Matria Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

2.2 Purchase and Sale Agreement, dated December 21, 1998, by and between Matria and Gainor Medical Management, L.L.C., with exhibits (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 3, 1999 with those portions omitted for confidentiality reasons filed separately with the Commission).

2.3 Asset Purchase Agreement, dated January 8, 2001, for the sale of assets of Quality Diagnostic Services, Inc. ("QDS") among Card Guard Technologies, Inc., Matria Healthcare, Inc., and QDS (incorporated by reference to Exhibit 2.5 to the Matria Annual Report on Form 10-K for the year ended December 31, 2000).

2.4 Amendment to Asset Purchase Agreement, dated February 1, 2001, for the sale of assets of QDS among Card Guard Technologies, Inc., Matria Healthcare, Inc., and QDS (incorporated by reference to Exhibit 2.6 to the Matria Annual Report on Form 10-K for the year ended December 31,
          2000).

3.1       Restated Certificate of Incorporation (incorporated by reference to
          Exhibit 3.1 to the Matria Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 20619).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the Matria Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

3.3 Certificate of Amendment of Restated Certificate of Incorporation of Matria dated December 5, 2000 (incorporated by reference to Exhibit
          3.4 to the Matria Annual Report on Form 10-K for the year ended December 31, 2000).

4.1 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 4% Series A Convertible Preferred Stock dated January 15, 1999 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated February 3, 1999).

4.2 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Redeemable Preferred Stock dated January 15, 1999 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated February 3, 1999).

4.3 Amended and Restated Rights Agreement, dated April 27, 1999 between Matria and SunTrust Bank Atlanta (incorporated by reference to Exhibit 4 to the Matria Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

4.4 First Amended and Restated Credit Agreement dated as of January 19, 1999 and Amended and Restated as of July 9, 2001 among the Registrant and certain subsidiaries, as Borrowers and the lenders named therein as the Lenders, First Union National Bank as the Administrative Agent and UBS Warburg LLC, as the Syndication Agent, and arranged by First Union Securities, Inc. (incorporated by reference to Exhibit 99.1 to the Matria Current Report on Form 8-K dated July 19, 2001).

4.5 Indenture dated as of July 9, 2001 by and among the Registrant, the Guarantors named therein and Wells Fargo Minnesota, National Association as Trustee, relating to the Registrant's 11% Senior Notes due 2008 (incorporated by reference to Exhibit 99.2 to the Matria Current Report on Form 8-K dated July 19, 2001).

4.6 Registration Rights Agreement dated as of July 9, 2001 by and among the Registrant, the Guarantors named therein and the Initial Purchasers named therein, relating to the Registrant's 11% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Matria Current Report on Form 8-K dated July 19, 2001).

4.7 Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 5, 2001, between Matria and Sun Trust Bank Atlanta (incorporated by reference to Exhibit 4(b) to the Matria Form 8-K/A dated October 29, 2001).

4.8 Interest Rate Swap Agreement, dated July 18, 2001, between First Union Bank and Matria (incorporated by reference to Exhibit 10 to the Matria Form 10-Q for the quarter ended September 30, 2001).

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

*10.4     Split-Dollar Life Insurance Agreement between the Company and Parker
          H. Petit, effective January 1, 1997 (incorporated by reference to
          Exhibit 10.12 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.5     Split-Dollar Life Insurance Agreement between the Company and Donald
          R. Millard, effective January 1, 1997 (incorporated by reference to
          Exhibit 10.13 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.6 Split-Dollar Life Insurance Agreement between the Company and Frank D. Powers, effective January 1, 1997 (incorporated by reference to
          Exhibit 10.14 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.7     Split-Dollar Life Insurance Agreement between the Company and Thornton
          A. Kuntz, Jr. effective January 8, 1998 (incorporated by reference to
          Exhibit 10.15 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.8     Split-Dollar Life Insurance Agreement between the Company and Roberta
          L. McCaw, effective January 8, 1998 (incorporated by reference to
          Exhibit 10.16 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.9     Split-Dollar Life Insurance Agreement between the Company and Yvonne
          V. Scoggins, effective January 8, 1998 (incorporated by reference to
          Exhibit 10.17 to the Matria Annual Report on Form 10-K for the year ended December 31, 1998).

*10.10 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Donald R. Millard (incorporated by reference to Exhibit 10.12 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

*10.11 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Frank D. Powers (incorporated by reference to Exhibit 10.13 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

*10.12 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.14 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

*10.13 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Frank D. Powers (incorporated by reference to Exhibit 10.16 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30,
          1999).

*10.14 Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.17 to the Matria Quarterly Report on Form 10-Q for the quarter ended September 30,
          1999).

*10.15 1997 Stock Incentive Plan incorporated by reference to Exhibit A to Matria's Definitive Proxy Statement filed with the Commission on April 16, 1998.

*10.16 2000 Stock Incentive Plan (incorporated by reference to Exhibit A to Matria's Definitive Proxy Statement filed with the Commission on April 14, 2000).

*10.17 2000 Director's Non-Qualified Stock Option Plan (incorporated by reference to Matria's Definitive proxy Statement filed with the Commission on April 14, 2000).

*10.18 Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 16, 2000 (incorporated by reference to the Company's Quarterly Report on From 10-Q for the quarter ended June 30,
          2000).

*10.19 Amendment to Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 18, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.20 Amendment to the 1996 Directors' Non-Qualified Stock Option Plan approved by Matria's stockholders on May 18, 1998 (incorporated by reference to Exhibit 10.23 to the Matria Form 10-K for the year ended December 31, 2000).

*10.21 Change in Control Severance Compensation and Restrictive Covenant Agreement between Matria and Parker H. Petit, dated October 4, 2000 (incorporated by reference to Exhibit 10.24 to the Matria Form 10-K for the year ended December 31, 2000).

*10.22    Promissory Note, dated October 12, 2000 (incorporated by reference to
          Exhibit 10.25 to the Matria Form 10-K for the year ended December 31,
          2000).

The following exhibits are filed as part of this Report:

2.5 Asset Purchase Agreement, effective 12:00 midnight (E.S.T.) on February 6, 2002, among Matria, ChoicePoint Services, Inc. and ChoicePoint Health Systems, Inc.

11.0      Computation of Earnings (Loss) per Share.

21.0      List of Subsidiaries.

23.0      Accountants' Consent.

24.0      Power of Attorney (included in signature page to this report).

*Management contract or compensatory plan or arrangement

      (b) REPORTS ON FORM 8-K.

The Company filed a Current Report on Form 8-K on November 16, 2001, which reported under Item 9 (Regulation FD Disclosure) concerning Matria's letter to shareholders on the Company's website at www.matria.com.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MATRIA HEALTHCARE, INC.

March 28, 2002                     By:  /s/ Parker H. Petit
                                       -----------------------------------------
                                            Parker H. Petit
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        /s/ George W. Dunaway
                                       -----------------------------------------
                                            George W. Dunaway, Vice President--
                                            Finance and Chief Financial Officer
                                            (Principal Financial Officer)


                                        /s/ Larry N. Brownlee
                                       -----------------------------------------
                                            Larry N. Brownlee
                                            Corporate Controller
                                            (Principal Accounting Officer)

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

         Signature                      Title                                           Date
         ---------                      -----                                           ----
/s/ Parker H. Petit                     Chairman of the Board,                     March 28, 2002
----------------------------------      President and Chief Executive Officer
    Parker H. Petit

/s/ Jeffrey D. Koepsell                 Director, Executive                        March 28, 2002
----------------------------------      Vice President and
    Jeffrey D. Koepsell                 Chief Operating Officer

/s/ Guy W. Millner                      Director                                   March 24, 2002
---------------------------------
    Guy W. Millner

/s/ Carl E. Sanders                     Director                                   March 28, 2002
---------------------------------
    Carl E. Sanders

/s/ Thomas S. Stribling                 Director                                   March 23, 2002
---------------------------------
    Thomas S. Stribling

/s/ Jackie M. Ward                      Director                                   March 28, 2002
---------------------------------
    Jackie M. Ward

/s/ Donald W. Weber                     Director                                   March 28, 2002
---------------------------------
    Donald W. Weber

/s/ Morris S. Weeden                    Director                                   March 28, 2002
---------------------------------
    Morris S. Weeden

/s/ Frederick P. Zuspan, M.D.           Director                                   March 28, 2002
---------------------------------
    Frederick P. Zuspan, M.D.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                                              Additions
                                                      ---------------------------
                                       Balance at     Charges to       Charges to                 Balance at
                                       Beginning      Costs and          Other                      End of
          Description                  of Period       Expenses         Accounts     Deductions     Period
          -----------                  ---------       --------         --------     ----------     ------
Allowance for doubtful accounts
December 31, 1999                       $17,005         7,193             2,089(1)     14,324       11,963

December 31, 2000                       $11,963         7,043                 --       12,069        6,937

December 31, 2001                       $ 6,937         7,575                 --        7,487        7,025

----------
(1) Represents beginning balances in allowance for doubtful accounts of acquired companies.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, common shareholders' equity and comprehensive earnings, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                             KPMG LLP

Atlanta, Georgia
February 15, 2002

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)

                                                                                            DECEMBER 31,
                                                                                     ------------------------
ASSETS                                                                                  2001           2000
                                                                                     ---------      ---------
Current assets:
   Cash and cash equivalents                                                         $   1,983      $   3,915
   Short-term investments (note 15)                                                        116            130
   Trade accounts receivable, less allowances of $7,025 and
      $6,937 at December 31, 2001 and 2000, respectively                                52,054         39,969
   Other receivables (note 14)                                                           4,597         27,608
   Inventories                                                                          21,306         17,035
   Prepaid expenses                                                                      5,575          2,011
   Deferred income taxes (note 5)                                                        3,868          3,182
                                                                                     ---------      ---------
         Total current assets                                                           89,499         93,850

Property and equipment, net (note 1.i)                                                  18,722         15,644
Intangible assets, net (note 1.j)                                                      109,634        119,486
Deferred income taxes (note 5)                                                          24,715         27,872
Other assets (note 8)                                                                   18,053         11,998
                                                                                     ---------      ---------
                                                                                     $ 260,623      $ 268,850
                                                                                     =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt (notes 3 and 10)                           $     615      $  11,815
   Accounts payable, principally trade                                                  22,651         21,734
   Accrued liabilities (notes 1.n and 14)                                                9,619          9,255
                                                                                     ---------      ---------
         Total current liabilities                                                      32,885         42,804

Long-term debt, excluding current installments (notes 2, 3 and 10)                     114,575         76,996
Other long-term liabilities                                                              8,266          8,754
                                                                                     ---------      ---------
         Total liabilities                                                             155,726        128,554
                                                                                     ---------      ---------
Redeemable preferred stock, $.01 par value. Authorized 50,000 shares (note 6):
   Series A convertible: issued and outstanding -- 10 shares at
      December 31, 2000; redemption value of $10,000                                        --         10,000
   Series B:  issued and outstanding -- 35 shares at December 31, 2000;
      redemption value of $35,000                                                           --         31,446
                                                                                     ---------      ---------
         Total redeemable preferred stock                                                   --         41,446
                                                                                     ---------      ---------
Common shareholders' equity (note 7):
   Common stock, $.01 par value. Authorized 25,000 shares; issued and
      outstanding -- 8,927 and 8,777 at December 31, 2001 and 2000, respectively            89             88
   Additional paid-in capital                                                          290,070        288,900
   Accumulated deficit                                                                (181,035)      (186,082)
   Accumulated other comprehensive loss, net of income taxes                              (692)          (521)
   Notes receivable and accrued interest from shareholder                               (3,535)        (3,535)
                                                                                     ---------      ---------
         Total common shareholders' equity                                             104,897         98,850
                                                                                     ---------      ---------

Commitments and contingencies (notes 8, 10 and 11)
                                                                                     ---------      ---------
                                                                                     $ 260,623      $ 268,850
                                                                                     =========      =========

See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  2001           2000           1999
                                                                                ---------      ---------      ---------
Revenues                                                                        $ 263,983      $ 225,767      $ 231,739

Cost of revenues                                                                  145,685        116,179        118,305
Selling and administrative expenses                                                76,249         68,468         73,653
Provision for doubtful accounts                                                     7,575          7,043          7,193
Amortization of intangible assets                                                   9,827          9,803          9,439
Restructuring charges (note 9)                                                         --          1,599          4,241
                                                                                ---------      ---------      ---------
      Operating earnings from continuing operations                                24,647         22,675         18,908

Interest income                                                                       384            444            474
Interest expense                                                                  (10,392)        (8,600)        (8,185)
Other income (expense), net  (note 15)                                               (639)         8,275         16,169
                                                                                ---------      ---------      ---------
      Earnings from continuing operations before income taxes                      14,000         22,794         27,366

Income tax benefit (expense) (note 5)                                              (6,075)        (9,100)         4,000
                                                                                ---------      ---------      ---------
      Earnings from continuing operations                                           7,925         13,694         31,366
Earnings (loss) from discontinued operations, net of income taxes (note 14)          (455)            --          2,640
Loss on disposal of discontinued operations, net of income taxes (note 14)           (785)            --             --
                                                                                ---------      ---------      ---------
      Net earnings                                                                  6,685         13,694         34,006

Redeemable preferred stock dividends                                               (1,638)        (3,200)        (3,049)
Accretion of Series B redeemable preferred stock                                     (225)          (441)          (420)
Net gain on repurchases of preferred stock                                            739             --             --
                                                                                ---------      ---------      ---------
      Net earnings available to common shareholders                             $   5,561      $  10,053      $  30,537
                                                                                =========      =========      =========

Net earnings (loss) per common share (note 1.p):
   Basic:
      Continuing operations                                                     $    0.78      $    1.10      $    3.05
      Discontinued operations                                                       (0.14)            --           0.29
                                                                                ---------      ---------      ---------
                                                                                $    0.64      $    1.10      $    3.34
                                                                                =========      =========      =========
   Diluted:
      Continuing operations                                                     $    0.76      $    1.05      $    2.82
      Discontinued operations                                                       (0.14)            --           0.26
                                                                                ---------      ---------      ---------
                                                                                $    0.62      $    1.05      $    3.08
                                                                                =========      =========      =========
Weighted average shares outstanding:
   Basic                                                                            8,748          9,139          9,151
                                                                                =========      =========      =========
   Diluted                                                                          8,992          9,946         10,036
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



                                                                            Common stock      Additional
                                                                         ----------------       Paid-in
                                                                         Shares    Amount       Capital
                                                                         ------    ------       -------
Balance, December 31, 1998                                                9,103      $ 91      $ 280,858
Issuance of common stock:
   Exercise of employee stock options                                        37        --            309
   Employee stock purchase plan                                              49         1            527
   Conversion of subordinated debentures                                      4        --             87
Tax benefit from exercise of employee stock options                          --        --          7,710
Issuance of warrants on Series B redeemable preferred stock                  --        --          4,415
Accretion on Series B redeemable preferred stock                             --        --           (420)
Dividends on redeemable preferred stock                                      --        --             --
Net earnings                                                                 --        --             --
Change in foreign currency translation adjustment                            --        --             --
Change in unrealized appreciation on available-for-sale securities           --        --             --
                                                                          -----      ----      ---------
Balance, December 31, 1999                                                9,193        92        293,486
                                                                          -----      ----      ---------
Issuance of common stock:
   Exercise of employee stock options                                         5        --             65
   Employee stock purchase plan                                              40         1            558
   Conversion of subordinated debentures                                     --        --              5
Repurchase of common stock                                                 (460)       (5)        (4,728)
Fractional shares retired after reverse stock split                          (1)       --            (45)
Accretion on Series B redeemable preferred stock                             --        --           (441)
Dividends on redeemable preferred stock                                      --        --             --
Net earnings                                                                 --        --             --
Change in foreign currency translation adjustment, net of
   income taxes                                                              --        --             --
Change in unrealized appreciation on available-for-sale
   securities, net of income taxes                                           --        --             --
                                                                          -----      ----      ---------
Balance, December 31, 2000                                                8,777        88        288,900
                                                                          -----      ----      ---------
Issuance of common stock:
   Exercise of employee stock options                                       171         2          3,510
   Employee stock purchase plan                                              40        --            380
   Conversion of subordinated debentures                                     21        --            411
Tax benefit from exercise of employee stock options                          --        --            700
Repurchase of common stock                                                  (82)       (1)          (975)
Repurchase of warrants                                                       --        --         (3,370)
Accretion on Series B redeemable preferred stock                             --        --           (225)
Dividends on redeemable preferred stock                                      --        --             --
Net gain on repurchase of preferred  stock                                   --        --            739
Net earnings                                                                 --        --             --
Change in foreign currency translation adjustment, net of
   income taxes                                                              --        --             --
Change in unrealized appreciation on available-for-sale
   securities, net of income taxes                                           --        --             --
                                                                          -----      ----      ---------
Balance, December 31, 2001                                                8,927      $ 89      $ 290,070
                                                                          =====      ====      =========

                                                                                                 Accumulated Other
                                                                                            Comprehensive Earnings (Loss)
                                                                                            -----------------------------
                                                                              Accumulated   Translation       Unrealized
                                                                                Deficit      Adjustment      Appreciation
                                                                                -------      ----------      ------------
Balance, December 31, 1998                                                     $(227,533)      $  --           $    --
Issuance of common stock:
   Exercise of employee stock options                                                 --          --                --
   Employee stock purchase plan                                                       --          --                --
   Conversion of subordinated debentures                                              --          --                --
Tax benefit from exercise of employee stock options                                   --          --                --
Issuance of warrants on Series B redeemable preferred stock                           --          --                --
Accretion on Series B redeemable preferred stock                                      --          --                --
Dividends on redeemable preferred stock                                           (3,049)         --                --
Net earnings                                                                      34,006          --                --
Change in foreign currency translation adjustment                                     --        (537)               --
Change in unrealized appreciation on available-for-sale securities                    --          --             6,314
                                                                               ---------       -----           -------
Balance, December 31, 1999                                                      (196,576)       (537)            6,314
                                                                               ---------       -----           -------
Issuance of common stock:
   Exercise of employee stock options                                                 --          --                --
   Employee stock purchase plan                                                       --          --                --
   Conversion of subordinated debentures                                              --          --                --
Repurchase of common stock                                                            --          --                --
Fractional shares retired after reverse stock split                                   --          --                --
Accretion on Series B redeemable preferred stock                                      --          --                --
Dividends on redeemable preferred stock                                           (3,200)         --                --
Net earnings                                                                      13,694          --                --
Change in foreign currency translation adjustment, net of
   income taxes                                                                       --         (25)               --
Change in unrealized appreciation on available-for-sale
   securities, net of income taxes                                                    --          --            (6,273)
                                                                               ---------       -----           -------
Balance, December 31, 2000                                                      (186,082)       (562)               41
                                                                               ---------       -----           -------
Issuance of common stock:
   Exercise of employee stock options                                                 --          --                --
   Employee stock purchase plan                                                       --          --                --
   Conversion of subordinated debentures                                              --          --                --
Tax benefit from exercise of employee stock options                                   --          --                --
Repurchase of common stock                                                            --          --                --
Repurchase of warrants                                                                --          --                --
Accretion on Series B redeemable preferred stock                                      --          --                --
Dividends on redeemable preferred stock                                           (1,638)         --                --
Net gain on repurchase of preferred  stock                                            --          --                --
Net earnings                                                                       6,685          --                --
Change in foreign currency translation adjustment, net of
   income taxes                                                                       --        (164)               --
Change in unrealized appreciation on available-for-sale
   securities, net of income taxes                                                    --          --                (7)
                                                                               ---------       -----           -------
Balance, December 31, 2001                                                     $(181,035)      $(726)          $    34
                                                                               =========       =====           =======

                                                                                      Notes
                                                                                   Receivable        Total
                                                                                   and Accrued       Common
                                                                                  Interest from   Shareholders'  Comprehensive
                                                                                   Shareholder       Equity     Earnings (loss)
                                                                                   -----------       ------     ---------------
Balance, December 31, 1998                                                           $(3,535)      $  49,881
Issuance of common stock:
   Exercise of employee stock options                                                     --             309
   Employee stock purchase plan                                                           --             528
   Conversion of subordinated debentures                                                  --              87
Tax benefit from exercise of employee stock options                                       --           7,710
Issuance of warrants on Series B redeemable preferred stock                               --           4,415
Accretion on Series B redeemable preferred stock                                          --            (420)
Dividends on redeemable preferred stock                                                   --          (3,049)
Net earnings                                                                              --          34,006       $ 34,006
Change in foreign currency translation adjustment                                         --            (537)          (537)
Change in unrealized appreciation on available-for-sale securities                        --           6,314          6,314
                                                                                     -------       ---------       --------
Balance, December 31, 1999                                                            (3,535)         99,244       $ 39,783
                                                                                     =======       =========       ========
Issuance of common stock:
   Exercise of employee stock options                                                     --              65
   Employee stock purchase plan                                                           --             559
   Conversion of subordinated debentures                                                  --               5
Repurchase of common stock                                                                --          (4,733)
Fractional shares retired after reverse stock split                                       --             (45)
Accretion on Series B redeemable preferred stock                                          --            (441)
Dividends on redeemable preferred stock                                                   --          (3,200)
Net earnings                                                                              --          13,694       $ 13,694
Change in foreign currency translation adjustment, net of
   income taxes                                                                           --             (25)           (25)
Change in unrealized appreciation on available-for-sale
   securities, net of income taxes                                                        --          (6,273)        (6,273)
                                                                                     -------       ---------       --------
Balance, December 31, 2000                                                            (3,535)         98,850       $  7,396
                                                                                     =======       =========       ========
Issuance of common stock:
   Exercise of employee stock options                                                     --           3,512
   Employee stock purchase plan                                                           --             380
   Conversion of subordinated debentures                                                  --             411
Tax benefit from exercise of employee stock options                                       --             700
Repurchase of common stock                                                                --            (976)
Repurchase of warrants                                                                    --          (3,370)
Accretion on Series B redeemable preferred stock                                          --            (225)
Dividends on redeemable preferred stock                                                   --          (1,638)
Net gain on repurchase of preferred  stock                                                --             739
Net earnings                                                                              --           6,685       $  6,685
Change in foreign currency translation adjustment, net of
   income taxes                                                                           --            (164)          (164)
Change in unrealized appreciation on available-for-sale
   securities, net of income taxes                                                        --              (7)            (7)
                                                                                     -------       ---------       --------
Balance, December 31, 2001                                                           $(3,535)      $ 104,897       $  6,514
                                                                                     =======       =========       ========

See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                  2001          2000          1999
                                                                               ---------      --------      ---------
Cash Flows from Operating Activities:
   Net earnings                                                                $   6,685      $ 13,694      $  34,006
   Less, earnings (loss) from discontinued operations, net of income taxes        (1,240)           --          2,640
                                                                               ---------      --------      ---------
   Earnings from continuing operations                                             7,925        13,694         31,366
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                            15,198        13,984         13,987
         Amortization of debt discount and expenses                                  853            --             --
         Provision for doubtful accounts                                           7,575         7,043          7,193
         Deferred tax expense (benefit)                                            4,508         7,733         (4,150)
         Gains on sales of investments                                                --        (6,077)       (17,349)
         Changes in assets and liabilities, net of effect of acquisitions:
            Trade accounts receivable                                            (19,509)       (5,583)        (5,319)
            Inventories                                                           (4,271)       (6,735)          (191)
            Prepaid expenses                                                      (3,388)         (347)          (423)
            Other current assets                                                  (1,552)          694            842
            Intangible and other noncurrent assets                                (1,311)       (3,451)        (3,353)
            Accounts payable                                                       1,369         3,713         (5,667)
            Accrued and other liabilities                                            550        (4,550)        (4,458)
                                                                               ---------      --------      ---------
               Net cash provided by continuing operations                          7,947        20,118         12,478
               Net cash provided by (used in) discontinued operations              3,056          (623)           710
                                                                               ---------      --------      ---------
                  Net cash provided by operating activities                       11,003        19,495         13,188
                                                                               ---------      --------      ---------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                            (8,386)       (7,395)        (5,128)
   Purchases of property and equipment related to discontinued operations            (17)       (3,492)        (2,233)
   Proceeds from disposition of business                                          18,076            --             --
   Proceeds from sales of short-term investments                                      --         7,298         23,579
   Acquisition of businesses, net of cash acquired                                    --            --        (93,022)
   Investment in an affiliated company                                                --            --         (2,680)
   Proceeds from disposal of property and equipment                                   --            --          1,257
                                                                               ---------      --------      ---------
                  Net cash provided by (used in) investing activities              9,673        (3,589)       (78,227)
                                                                               ---------      --------      ---------
Cash Flows from Financing Activities:
   Proceeds from issuance of senior notes                                        111,940            --             --
   Borrowings under credit agreement                                              36,000        23,000        108,000
   Proceeds from issuance of debt                                                  1,013           891            979
   Principal repayments of long-term debt                                       (127,738)      (37,650)       (41,552)
   Proceeds from issuance of common stock                                          3,892           579            837
   Repurchases of common stock and warrants                                       (4,346)       (4,733)            --
   Repurchase of redeemable preferred stock                                      (40,931)           --             --
   Preferred stock dividend payments                                              (2,438)       (3,200)        (2,249)
                                                                               ---------      --------      ---------
                  Net cash provided by (used in) financing activities            (22,608)      (21,113)        66,015
                                                                               ---------      --------      ---------
Effect of exchange rate changes on cash and cash equivalents                          --          (426)          (537)
                                                                               ---------      --------      ---------
                  Net increase (decrease) in cash and cash equivalents            (1,932)       (5,633)           439
Cash and cash equivalents at beginning of year                                     3,915         9,548          9,109
                                                                               ---------      --------      ---------
Cash and cash equivalents at end of year                                       $   1,983      $  3,915      $   9,548
                                                                               =========      ========      =========
Supplemental disclosures of cash paid for:
   Interest                                                                    $   9,428      $  8,596      $   6,325
                                                                               =========      ========      =========
   Income taxes                                                                $   1,164      $  2,167      $     457
                                                                               =========      ========      =========
Supplemental disclosure of noncash investing and financing activities:
   Equipment acquired under capital lease obligations                          $      63      $    526      $     707
                                                                               =========      ========      =========

See accompanying notes to consolidated financial statements.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   BUSINESS

            Prior to 1998, Matria Healthcare, Inc. ("Matria" or the "Company"), a Delaware corporation, was primarily a nationwide provider of women's health services. During 1998, Matria established itself as a diversified provider of disease management. In July 1998, the Company acquired Quality Diagnostic Services, Inc. ("QDS") and entered the cardiovascular diagnostic market. In October 1998, the Company entered the respiratory disease management market by signing a licensing agreement with National Jewish Medical Research Center ("National Jewish") that gives Matria exclusive rights to market the comprehensive asthma and chronic obstructive pulmonary disease management programs developed by National Jewish. In 1998, the Company expanded its existing diabetes-in-pregnancy program to include the general diabetes population. In January 1999, the Company significantly expanded its offering of diabetes supplies and disease management services through the acquisitions of Gainor Medical Management, L.L.C. ("Gainor Medical") and Diabetes Management Systems, Inc. ("DMS"). See note 2 for a summary of acquisitions, note 13 for a description of the revenues, operating earnings, identifiable assets, depreciation and amortization and capital expenditures of the Company's reportable business segments and note 14 for a summary of dispositions of businesses, including the sale of QDS in February 2001.

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

      (c)   CASH AND CASH EQUIVALENTS

            Cash and cash equivalents consist of cash and interest-bearing deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      (d)   SHORT-TERM INVESTMENTS

            At December 31, 2001, short-term investments consist of the Company's holdings in marketable equity securities. Under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the Company classifies these short-term investments as available-for-sale securities which are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive earnings in common shareholders' equity. Unrealized gains of $34 and $41 are included in common shareholders' equity in the consolidated balance sheets at December 31, 2001 and 2000 (see note 15).

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

      (e)   REVENUE RECOGNITION AND ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS

            Revenues for the Women's Health and Other segments are generated by providing services through patient service centers. Revenues from these segments are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Diabetes segment provides services through its patient service centers, provides supplies to patients, and assembles, packages and distributes lancing products to original equipment manufacturers. Revenues for services are recognized when services are provided and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual and other discounts.

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

      (f)   CONCENTRATION OF CREDIT RISK

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

      (h)   PREPAID ADVERTISING

            In accordance with American Institute of Certified Public Accountants Statement of Position 93-7 ("SOP 93-7"), direct-response advertising and related costs for the Company's Diabetes segment are capitalized and amortized to selling and administrative expense on a straight-line basis over a two-year period following expenditure. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the estimated remaining future net benefits estimated to result directly from such advertising.

            Capitalized direct-response advertising costs, net of accumulated amortization, of $3,377 and $305 were included in prepaid expenses in the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively. The Company expenses in the period incurred all other advertising and promotion costs that do not meet the requirements for capitalization under SOP 93-7. Total advertising expense was $1,109, $880 and $706 for years ended December 31, 2001, 2000 and 1999, respectively.

      (i)   PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Amortization of leasehold improvements and leased equipment is recorded over the shorter of the lives of the related assets or the lease terms.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

            Property and equipment are summarized as follows:

                                                                     DECEMBER 31,
                                                                 --------------------
                                                                   2001         2000
                                                                 --------     -------
            Machinery, equipment and fixtures                    $ 26,829      20,278
            Medical equipment                                      15,759      18,623
            Leasehold improvements                                  2,652       2,124
                                                                 --------     -------
                                                                   45,240      41,025
            Less accumulated depreciation and amortization         26,518      25,381
                                                                 --------     -------
                                                                 $ 18,722      15,644
                                                                 ========     =======

      (j)   INTANGIBLE ASSETS

            A summary of intangible assets follows:

                                                                     DECEMBER 31,
                                                                 --------------------
                                                                   2001         2000
                                                                 --------     -------
            Goodwill                                             $135,045     135,045
            Other intangible assets                                 3,800       3,825
                                                                 --------     -------
                                                                  138,845     138,870
            Less accumulated amortization                          29,211      19,384
                                                                 --------     -------
                                                                 $109,634     119,486
                                                                 ========     =======

            Intangible assets consist of goodwill and other intangible assets, primarily resulting from the Company's acquisitions (see note 2). The net unamortized balance of goodwill as of December 31, 2001 was $107,514. In 2001, 2000 and 1999, goodwill was amortized using the straight-line method over periods ranging from eight to 15 years. Amortization expense related to goodwill in each of these years totaled $9,267, $9,243 and $8,879, respectively.

            Other intangible assets consist of customer lists and executive noncompete agreements. The net unamortized balance of these identifiable intangible assets as of December 31, 2001 was $2,120. In 2001, 2000 and 1999, these costs were amortized on a straight-line basis over periods ranging from five to ten years. Amortization expense in each of these three years was $560.

            In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121").

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

            The Company was required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. SFAS 141 will require upon adoption of SFAS 142 that the Company evaluate its existing goodwill and intangible assets that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

            The Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and does not anticipate any significant reclassifications, adjustments to amortization periods or transitional impairment losses upon adoption of these statements.

      (k)   LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

            In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes both SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

            The Company was required to adopt SFAS 144 on January 1, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

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

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

      (m)   FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                 DECEMBER 31, 2001
                                                              -----------------------
                                                               Carrying        Fair
                                                                Amount         Value
                                                              ---------       -------
              Senior notes (see notes 3 and 4)                $ 115,090       126,270
              Interest rate swap arrangement (see note 4)     $    (639)         (639)

            The carrying amount of the senior notes includes an adjustment to reflect the fair value of the portion of the senior notes included in the interest rate swap arrangement (see note 4) and is net of the unamortized discount. The estimated fair values of the above financial instruments are based upon quoted market prices of comparable financial instruments and the estimated amount that the Company would receive to terminate the agreement at December 31, 2001, taking into account current interest rates. The Company's other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.

      (n)   ACCRUED LIABILITIES

            Accrued liabilities are summarized as follows:

                                                                 DECEMBER 31,
                                                             -------------------
                                                                2001        2000
                                                             ---------     -----
            Accrued salaries, wages and incentives           $   3,003     2,466
            Accrued interest                                     1,932     1,431
            Income tax liability                                 1,787       672
            Other                                                2,897     4,686
                                                             ---------     -----
                                                             $   9,619     9,255
                                                             =========     =====

      (o)   STOCK OPTION PLANS

            Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense to be recognized over the related vesting period would generally be determined on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings
            (loss) per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123 (see note 7).

      (p)   NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK

            Basic net earnings (loss) per common share are based on the weighted average number of common shares outstanding. Diluted net earnings
            (loss) per common share are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and warrants, determined using the treasury stock method, and dilutive convertible preferred shares, determined using the if-converted method. All outstanding warrants and convertible preferred stock were repurchased in July 2001 (see note 6).

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

            The computations for basic and diluted net earnings (loss) per common share are as follows:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                       2001         2000         1999
                                                                                     -------       ------       ------
            BASIC
            Earnings from continuing operations                                      $ 7,925       13,694       31,366
            Discontinued operations:
               Earnings (loss) from discontinued operations, net of income taxes        (455)          --        2,640
               Loss on disposal of discontinued operations, net of income taxes         (785)          --           --
                                                                                     -------       ------       ------
            Net earnings                                                               6,685       13,694       34,006
            Redeemable preferred stock dividends                                      (1,638)      (3,200)      (3,049)
            Accretion on Series B redeemable preferred stock                            (225)        (441)        (420)
            Net gain on repurchases of preferred stock                                   739           --           --
                                                                                     -------       ------       ------
            Net earnings (loss) available to common shareholders                     $ 5,561       10,053       30,537
                                                                                     =======       ======       ======

            Weighted average number of common shares outstanding                       8,748        9,139        9,151
                                                                                     =======       ======       ======
            Net earnings (loss) per common share:
               Continuing operations                                                 $  0.78         1.10         3.05
               Discontinued operations                                                 (0.14)          --         0.29
                                                                                     -------       ------       ------
                                                                                     $  0.64         1.10         3.34
                                                                                     =======       ======       ======
            DILUTED
            Net earnings (loss) available to common shareholders                     $ 5,561       10,053       30,537
            Dividends on convertible preferred shares                                     --          400          381
                                                                                     -------       ------       ------
            Net earnings (loss) for diluted calculation                              $ 5,561       10,453       30,918
                                                                                     =======       ======       ======
            Shares:
               Weighted average number of common shares outstanding                    8,748        9,139        9,151
               Shares issuable from assumed exercise of options and warrants             209          251          356
               Convertible preferred stock                                                35          556          529
                                                                                     -------       ------       ------
                                                                                       8,992        9,946       10,036
                                                                                     =======       ======       ======
            Net earnings (loss) per common share:
               Continuing operations                                                 $  0.76         1.05         2.82
               Discontinued operations                                                 (0.14)          --         0.26
                                                                                     -------       ------       ------
                                                                                     $  0.62         1.05         3.08
                                                                                     =======       ======       ======

      (q)   COMPREHENSIVE EARNINGS

            Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For 2001, 2000 and 1999, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes).

      (r)   RECLASSIFICATIONS

            Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to presentations adopted in 2001.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

(2)   ACQUISITIONS

      Effective January 1, 1999, the Company acquired substantially all of the assets of Gainor Medical for an initial purchase price of approximately $134,000. The acquisition was accounted for under the purchase method of accounting and resulted in the recognition of intangible assets of $3,800, consisting of purchased U.S. customer lists and executive noncompete agreements (amortized over five years), international customer lists (amortized over ten years), and goodwill of $106,044 (amortized over 15 years). Results of its operations have been included in the Company's consolidated results of operations effective January 1, 1999.

      In connection with the acquisition of the Gainor Medical business, the Company recognized a $25,015 deferred tax asset for the estimated tax benefits of the net operating loss carryforwards to be realized in the future as a result of the acquisition (see note 5).

      The acquisition agreement also provided for an additional contingent purchase price adjustment based on 1999 financial performance of the Gainor Medical business. In 2000, an additional $13,719 of purchase price was paid by the issuance of subordinated notes (see note 3).

      At the closing of the transaction, the Company paid $83,758 of the purchase price in cash, assumed approximately $1,242 in debt and issued $45,000 in redeemable preferred stock and warrants of the Company (see note 6). The transaction also included a cash adjustment payable by the Company of approximately $6,573, one-half of which was paid at the closing and the remaining one-half of which was paid during the second quarter of 1999.

      The cash portion of the purchase price was financed partially through a $125,000 five-year bank credit facility, which the Company entered into in January 1999. The credit facility consisted of an $80,000 term loan facility and a $45,000 revolving credit facility (see note 3).

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

      The following is a summary of the fair value of assets acquired and consideration paid in connection with these acquisitions:

                                                                      GAINOR       DMS
                                                                     --------     -----
         Cash paid for the assets acquired, net of cash acquired     $ 81,770     8,492
         Preferred stock issued for assets acquired                    45,000        --
         Contingent consideration                                      13,719        --
         Cash paid for acquisition costs                                5,337        --
                                                                     --------     -----
         Fair value of assets acquired, including goodwill           $145,826     8,492
                                                                     ========     =====

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

(3)   LONG-TERM DEBT

      Long-term debt is summarized as follows:

                                                                                          DECEMBER 31,
                                                                                      -------------------
                                                                                        2001        2000
                                                                                      --------     ------
         Unsecured 11% senior notes, net of unamortized discount of
           $7,549; interest payable semi-annually and maturing May 2008               $114,451         --
         Secured term loan, variable interest at the LIBOR rate plus 2.5%;
           repaid in 2001                                                                   --     43,669
         Secured revolving line of credit, variable interest at the LIBOR rate
           plus 2.5%; repaid in 2001                                                        --     29,000
         Subordinated acquisition note, interest at 8% payable quarterly;
           interest at 4% payable annually; repaid in 2001                                  --     13,963
         Convertible subordinated debentures (net of unamortized discount \ of
           $87 at December 31, 2000); interest at 8% payable annually; matured in
           December 2001 -- 1,146
         Capital lease obligations; interest ranging from approximately 7% to 13%
           with various monthly payments and maturing at various
           dates through December 2003 (note 10)                                           263        602
         Other debt; interest at rates ranging from approximately 6% to 9%;
           payable in monthly installments through May 2002                                476        431
                                                                                      --------     ------
                   Total long-term debt                                                115,190     88,811

         Less current installments                                                         615     11,815
                                                                                      --------     ------

                   Long-term debt, excluding current installments                     $114,575     76,996
                                                                                      ========     ======

      On July 9, 2001, the Company issued $125,000 of 11% senior notes at a discount of 6.5% from the principal amount. Interest is payable semi-annually in arrears on May 1 and November 1. Among the covenants under the bond indenture is a requirement to repurchase notes from the Company's annual excess cash flow, as defined, or from the proceeds received from asset sales.

      The Company used the proceeds from the senior notes to complete the securities transactions under the Securities Purchase Agreement with Gainor Medical and to repay all amounts outstanding under the Company's bank credit facilities. The securities transactions included the repurchase of all outstanding preferred stock, common stock warrants and subordinated notes held by Gainor Medical. The 12% subordinated notes were repaid at their face value of $13,963, plus accrued interest. The Company also retired one million common stock warrants with a book value of $4,415 for $3,370. The retirement of the warrants, an equity security, was not reflected as a gain. See note 6 for a description of the preferred stock transactions.

      The Company repaid the entire $73,761 of outstanding bank debt as noted above and also entered into an amended senior revolving credit facility. The amended facility has a borrowing capacity of $30,000 with a three-year final maturity. The amended facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest at the Company's option of (i) prime plus 1.5% to 2.5% or (ii) the LIBOR rate plus 2.5% to 3.5%. The facility requires a commitment fee payable quarterly, in arrears, of 1.0% to 1.5%, based upon the unused portion. There was no balance outstanding under this agreement as of December 31, 2001.

      The senior notes indenture and the amended credit facility set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company's current business or sell assets. In addition, under the amended credit facility, the Company is required to maintain certain financial ratios. As of December 31, 2001, the Company is in compliance with the financial covenants in its credit instruments.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

      In August 2001, the Company repurchased in the open market $3,000 principal amount of its outstanding senior notes at a cost of approximately $2,828. Including the effects of unamortized discount and debt issuance expenses, this transaction resulted in a charge of $134. As of December 31, 2001, the consolidated balance sheet reflected $115,090, composed of the outstanding note balance of $122,000, less an unamortized discount of $7,549, plus the fair value adjustment of $639 (see note
      1.m). Such repurchases in the open market are permitted under the bond indenture and may be applied to reduce the amount required to be repurchased, at 100% of the principal amount, under the annual excess cash flow repurchase covenant. The August 2001 repurchase fully satisfied the excess cash flow repurchase covenant for 2001. See note 16 for supplemental guarantor and non-guarantor financial information provided in connection with these senior notes.

      Approximate aggregate minimum annual payments due on long-term debt for the five years subsequent to December 31, 2001 are as follows:

               2002                                      $       615
               2003                                              101
               2004                                               23
               2005                                               --
               2006                                               --
               Thereafter                                    122,000
                                                         -----------
               Minimum annual payments                       122,739
               Less unamortized discount                       7,549
                                                         -----------
                                                         $   115,190
                                                         ===========

(4)   DERIVATIVE FINANCIAL INSTRUMENTS

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

      Effective August 1, 2001, the Company entered into an interest rate swap contract with a bank involving a notional amount of $60,000. This transaction, which terminates in May 2008 if early termination rights are not exercised, is considered to be a hedge against changes in the fair value of the Company's fixed-rate debt obligation and is used to lower the Company's overall borrowing costs. Under the arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the three-month LIBOR rate plus 5.2%, compounded quarterly. The variable rate for the period from November 1, 2001 to February 1, 2002 was 7.43%.

      As of December 31, 2001, the interest rate swap agreement was reflected at fair value of $639 (see note 1.m) on the Company's consolidated balance sheet, and the related portion of fixed-rate debt being hedged was reflected at an amount equal to the sum of its principal amount, less the unamortized discount, plus an adjustment of $639, representing the fair value of the portion of the debt obligation hedged by the interest rate swap attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreement, as well as the change in the adjusted carrying value of the related portion of fixed-rate debt being hedged, have offsetting effects on net interest expense in the consolidated condensed statements of operations since the interest rate swap is fully effective. Interest expense was reduced by $633 for the five months ended December 31, 2001 to reflect the net swap payments received or due from the bank based on the lower variable interest rates.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)


(5)   INCOME TAXES

      The provision (benefit) for income taxes consisted of:

                                                      YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                     2001       2000      1999
                                                    ------     -----     ------
         Current tax provision:
            U.S. federal                            $   --        --         --
            State and local                            535       692        150
            Non-U.S                                  1,032       675         --
                                                    ------     -----     ------
               Total current tax provision           1,567     1,367        150
                                                    ------     -----     ------
         Deferred tax provision:
            U.S. federal                             4,241     7,224     (4,000)
            State and local                            267       509       (150)
            Non-U.S                                     --        --         --
                                                    ------     -----     ------
               Total deferred tax provision          4,508     7,733     (4,150)
                                                    ------     -----     ------
         Total income tax expense (benefit)         $6,075     9,100     (4,000)
                                                    ======     =====     ======

      Below is a reconciliation of the expected income tax expense (benefit) - (based on the U.S. federal statutory income tax rate) to the actual income taxes:

                                                                          YEARS ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                        2001       2000       1999
                                                                      -------      -----     -------
         Computed expected income tax expense (benefit)               $ 4,760      7,978      10,202
         Increase (decrease) resulting from:
             State and local income taxes, net of federal benefit         529        781       1,188
             Non-U.S. municipal taxes and tax rate differences            140        159          --
             Nondeductible expenses                                       669        182       1,194
             Change in effective tax rate                                  --         --      (3,886)
             Tax benefits realized as a result of acquisitions             --         --      25,015
             Benefit of deductions attributable to stock options
                 credited to additional paid-in capital                    --         --       7,710
             Reduction in valuation allowance                              --         --     (45,339)
             Other, net                                                   (23)        --         (84)
                                                                      -------      -----     -------
         Income tax expense (benefit)                                 $ 6,075      9,100      (4,000)
                                                                      =======      =====     =======

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

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)


      At December 31, 2001 and 2000, the deferred income tax assets consist of future tax benefits attributable to:

                                                                       2001       2000
                                                                     -------     ------
         Deferred income tax assets:
            Current:
             Allowance for doubtful accounts                         $ 3,289      2,432
             Accruals and reserves not deducted for tax purposes         579        750
                                                                     -------     ------
                                                                       3,868      3,182
                                                                     -------     ------
            Non-current:
             Accruals and reserves not deducted for tax purposes         957      1,287
             Depreciation and amortization                             1,712      1,959
             Net operating loss carryforwards                         18,597     21,045
             Credit carryforwards                                      2,843      2,657
             Other                                                       606        924
                                                                     -------     ------
                                                                      24,715     27,872
                                                                     -------     ------
                    Total deferred income tax assets                 $28,583     31,054
                                                                     =======     ======

      At December 31, 2001, the Company had the following estimated credit and operating loss carryforwards available for federal income tax reporting purposes to be applied against future taxable income and tax liabilities:

                                               GENERAL             NET
                  YEAR OF                      BUSINESS         OPERATING
                 EXPIRATION                    CREDITS            LOSSES
                 ----------                    --------         ----------
                     2002                     $      38                --
                     2003                            89                --
                     2004                            43                --
                     2005                            61                --
                     2006                           151                --
                     2007                            --                 29
                     2008                            --              1,011
                     2009                            --              1,296
                     2010                            --             11,364
                     2011                            --             32,093
                     2012                            --              1,824
                     2018                            --                414
                     2019                            --                354
                     2020                            --                436
                     2021                            --                462
                                              ---------             ------
                                              $     382             49,283
                                              =========             ======

      The Company also has available alternative minimum tax ("AMT") credit carryforwards of approximately $2,461 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $40,145.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)


(6)   REDEEMABLE PREFERRED STOCK

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

      In May 2001, the Company entered into a Securities Purchase Agreement with Gainor Medical to repurchase all or part of the outstanding preferred stock, common stock warrants and subordinated notes issued in connection with the January 1999 acquisition. On June 29, 2001, in the first stage of the transaction, the Company repurchased 7,500 shares of the 10,000 shares of 4% Series A CRPS and 15,000 shares of the 35,000 shares of 8% Series B RPS with a combined face value of $22,500 and a combined book value of $21,070 for $18,931. The resulting gain of $2,139 was included in net earnings available to common shareholders in the second quarter.

      On July 9, 2001, in the second stage of the transaction, the Company purchased the remaining 2,500 shares of Series A CRPS and 20,000 shares of Series B RPS with a face value of $22,500 and a book value of $20,600 for $22,000. This second stage resulted in a $1,400 loss included in net earnings available to common shareholders in the third quarter and a net gain of $739 from both transactions.

(7)   COMMON SHAREHOLDERS' EQUITY

      STOCK OPTION PLANS

      During 2001, the Board of Directors of the Company adopted the 2001 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2001 Stock Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Under the terms of this plan, a total of 250,000 shares of common stock were reserved for issuance. The 2001 Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options that become exercisable by an individual in any calendar year. Additionally, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sale or bonus grants of stock maybe made, to any individual per calendar year shall not exceed 100,000 shares. The Stock Option Committee shall determine the term of each option granted, provided that the term shall not be for more than ten years. The options are exercisable based on established performance goals, provided, however, that they are exercisable in no less than two years and no more than four years and expire after ten years.

      During 2000, the Board of Directors of the Company adopted the 2000 Non-employee Director Stock Option Plan, which provides for the issuance of non-qualified stock options to the Company's non-employee directors. Under the terms of this plan, as amended in 2001, a total of 112,500 shares of common stock were reserved for issuance. The options are granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant and vest monthly over 12 months from the date of grant. The term of each option is ten years from the date of grant.

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

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

      The Company has elected to adopt the disclosure-only provisions of SFAS 123, which require presentation of pro forma net earnings and pro forma earnings per share as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net earnings from continuing operations and earnings per common share from continuing operations would have been as follows:

                                                                  2001           2000         1999
                                                               ---------         -----       ------
         Pro forma net earnings from continuing operations
            available to common shareholders                   $   4,547         8,952       25,989
                                                               =========         =====       ======
         Pro forma basic net earnings per common share
            from continuing operations                         $    0.52          0.98         2.84
                                                               =========         =====       ======

      The weighted average fair value of the individual options granted during 2001, 2000 and 1999 is estimated at $9.12, $10.67 and $9.50, respectively, on the date of grant. The fair values for those years were determined using the Black-Scholes option-pricing model with the following assumptions.

                                                                 2001            2000           1999
                                                                -------         -------        -------
         Dividend yield                                            None            None           None
         Volatility                                                 60%             57%            58%
         Risk-free interest rate                                  4.55%           6.15%          5.54%
         Expected life                                          5 Years         5 Years        5 Years

      A summary of stock option transactions under these plans is shown below:

                                                      2001                      2000                     1999
                                            ------------------------   ------------------------   ----------------------
                                                            WEIGHTED                  WEIGHTED                 WEIGHTED
                                                            AVERAGE                    AVERAGE                 AVERAGE
                                                            EXERCISE                  EXERCISE                 EXERCISE
                                              SHARES         PRICE      SHARES          PRICE      SHARES        PRICE
                                            ---------      ---------   ---------      ---------   -------      ---------
      Outstanding at beginning of year      1,048,344      $   22.41     884,729      $   23.16   806,280      $   23.63
      Granted                                 651,831          16.54     234,105          19.16   196,605          17.20
      Exercised                              (171,476)         20.70     (16,875)         14.62   (39,586)          8.68
      Canceled                                (90,228)         20.95     (53,615)         22.73   (78,570)         20.48
                                            ---------      ---------   ---------      ---------   -------      ---------
      Outstanding at end of year            1,438,471      $   20.04   1,048,344      $   22.41   884,729      $   23.16
                                            =========      =========   =========      =========   =======      =========
      Exercisable at end of year              643,601      $   22.95     634,478      $   24.67   499,078      $   25.32
                                            =========      =========   =========      =========   =======      =========

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   ------------------------------------------         ----------------------------
                                                     WEIGHTED
                                                     AVERAGE        WEIGHTED                             WEIGHTED
                                                    REMAINING       AVERAGE                              AVERAGE
                RANGE OF             SHARES        CONTRACTUAL      EXERCISE             SHARES          EXERCISE
             EXERCISE PRICE        OUTSTANDING     LIFE (YEARS)      PRICE            EXERCISABLE          PRICE
           ------------------      -----------     ------------     --------          -----------       ----------
           $  7.50 - $ 10.00            3,542            8.6       $     9.62                729        $   8.93
           $ 10.00 - $ 20.00          815,316            8.8            16.09            146,453           16.55
           $ 20.00 - $ 30.00          546,404            5.5            23.95            433,210           22.29
           $ 30.00 - $ 40.00           72,383            4.9            34.40             62,383           33.91
           $ 40.00 - $126.00              826            0.7           111.79                826          111.79
                                    ---------                                            -------
                                    1,438,471                                            643,601
                                    =========                                            =======

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)


      EMPLOYEE STOCK PURCHASE PLAN

      The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan") to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 125,000 shares of the Company's common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee's compensation or 1,000 shares of common stock per quarter. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. During 2001, 2000 and 1999, respectively, 39,539, 39,755 and 48,469 shares of common stock were issued under the Purchase Plan. Compensation costs related to this plan as determined under SFAS 123 were insignificant to the Company's consolidated statements of operations for the three years ended December 31, 2001.

      SHAREHOLDERS' RIGHTS PLAN

      In connection with the 1996 merger of Tokos Medical Corporation (Delaware) and Healthdyne, Inc., Matria established a Shareholders' Rights Agreement. If a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or announces a tender offer or exchange that would result in the acquisition of a beneficial ownership of 20% or more of the Company's outstanding common stock, the rights detach from the common stock and are distributed to shareholders as separate securities. Each right entitles its holder to purchase one one-hundredth of a share (a unit) of common stock, at a purchase price of $244 per unit. The rights, which do not have voting power, expire on March 9, 2006 unless previously distributed and may be redeemed by the Company in whole at a price of $0.01 per right any time before and within ten days after their distribution. If the Company is acquired in a merger or other business combination transaction, or 50% of its assets or earnings power are sold at any time after the rights become exercisable, the rights entitle a holder to buy a number of common shares of the acquiring company having a market value of twice the exercise price of the right. If a person acquires 20% of the Company's common stock or if a 15% or larger holder merges with the Company and the common stock is not changed or exchanged in such merger, or engages in self-dealing transactions with the Company, each right not owned by such holder becomes exercisable for the number of common shares of the Company having a market value of twice the exercise price of the right.

(8)   EMPLOYEE BENEFIT PLANS

      The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company's obligation for contributions under the 401(k) plan is limited to each participant's contribution but not more than 3% of the participant's compensation. Discretionary Company contributions are allowed under the plan. Contributions to the plan for the years ended December 31, 2001, 2000 and 1999 were approximately $830, $784 and $833, respectively.

      During 1997, the Company established a split-dollar life insurance contract for the benefit of a certain select group of senior management. Under the terms of the contract, the participants or their beneficiaries are entitled to the greater of the contract's cash surrender value or the contract's death benefit, less insurance premiums paid by the Company. Additionally, on the earlier date that occurs of: (i) the date the employee reaches age 65; (ii) the date of the employee's death; or (iii) the date of termination of the employee prior to the completion of ten years of service, the Company has the right to be repaid an amount, up to the cumulative amount of premiums paid, by which the cash surrender value of the policy exceeds the employee's vested life insurance plan benefit. During 2001, 2000 and 1999, the Company paid $2,754 in each year in insurance premiums related to these split-dollar life insurance contracts. At December 31, 2001 and 2000, total premiums paid by the Company of $12,830 and $10,813, respectively, were recorded in "other assets" on the consolidated balance sheets.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)


(9)   RESTRUCTURING

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

      During the third quarter of 1999, the Company began an assessment of the cost structure of its Women's Health segment and decided that the number of its monitoring centers could be significantly reduced without compromising patient care or reducing services provided to patients, physicians or payors. These cost-savings initiatives continued into the fourth quarter of 1999 and resulted in total restructuring charges of $4,241 in 1999. Of these costs, $3,201 related to future lease payments and other related costs of closed facilities, $668 related to involuntary severance of employees and $372 related to the write-down of capital equipment.

(10)  COMMITMENTS

      The Company is committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 2001 are as follows:

                                                                     OPERATING              CAPITAL
             YEARS ENDING DECEMBER 31,                                 LEASES               LEASES
             -------------------------                             ------------           ----------
                 2002                                              $      5,469                  155
                 2003                                                     2,549                  110
                 2004                                                     1,151                   23
                 2005                                                     1,032                   --
                 2006                                                       868                   --
                 Thereafter                                               1,392                   --
                                                                   ------------           ----------
                                                                   $     12,461                  288
                                                                   ============
                 Less interest                                                                    25
                                                                                          ----------
                 Present value of future minimum capital
                  lease payments                                                          $      263
                                                                                          ==========

      Amortization of leased assets is included in depreciation expense. Rental expense for cancelable and noncancelable leases was approximately $5,747, $6,673 and $7,460 for the years ended December 31, 2001, 2000 and 1999, respectively.

(11)  CONTINGENCIES

        The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated balance sheet, results of operations or liquidity.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

(12)  QUARTERLY FINANCIAL INFORMATION - UNAUDITED

      Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 2001 and 2000.

                                                                          QUARTER
                                                      ----------------------------------------------
                                                       FOURTH         THIRD       SECOND       FIRST
                                                      --------       ------       ------      ------
         2001:
            Revenues                                  $ 69,680       68,097       64,838      61,368
            Net earnings (loss)
                Continuing operations                      400        2,449        3,045       2,031
                Discontinued operations                 (1,030)        (210)          --          --
                                                      --------       ------       ------      ------
                    Total                                 (630)       2,239        3,045       2,031
                                                      ========       ======       ======      ======
            Net earnings (loss) per diluted common
             share
                Continuing operations                     0.04         0.11         0.48        0.13
                Discontinued operations                  (0.11)       (0.02)          --          --
                                                      --------       ------       ------      ------
                    Total                                (0.07)        0.09         0.48        0.13
                                                      ========       ======       ======      ======
         2000:
            Revenues                                  $ 56,390       57,434       58,197      53,746

            Net earnings (loss)
                Continuing operations                    2,089        2,658        3,621       5,326
                Discontinued operations                   (180)        (195)         (55)        430
                                                      --------       ------       ------      ------
                    Total                                1,909        2,463        3,566       5,756
                                                      ========       ======       ======      ======
            Net earnings (loss) per diluted common
             share
                Continuing operations                     0.13         0.19         0.28        0.44
                Discontinued operations                  (0.02)       (0.02)       (0.01)       0.04
                                                      ========       ======       ======      ======
                    Total                                 0.11         0.17         0.27        0.48
                                                      ========       ======       ======      ======

      The sum of the four quarterly net earnings (loss) per diluted common share amounts may not equal the annual amount reflected on the consolidated statements of operations due to rounding.


(13)  BUSINESS SEGMENT INFORMATION

      The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately and the Company evaluates performance based on operating earnings of each respective business unit.

      As of December 31, 2001, the Company's operations have been classified into two reportable business segments: Diabetes and Women's Health. The Diabetes segment has two components: diabetes disease management, and medical device design, development and manufacturing services. The Women's Health segment offers services designed to assist physicians and payors in the cost-effective management of maternity patients, including: specialized home nursing, risk assessment, patient education and management, home uterine contraction monitoring, infusion therapy, gestational diabetes management and other monitoring and clinical services as prescribed by the patient's physician. The Other Segment include three business segments that are below the quantitative threshold for disclosure: respiratory disease management, clinical records software and services (business was exited in the second quarter of 2000) and infertility practice management services (sold during the third and fourth quarters of 1999). In December 2000, the Board of Directors of the Company approved the sale of the business and certain assets of its Cardiovascular segment, a business that provided cardiac event monitoring, holter monitoring and pacemaker follow-up services (see note 14). The results of operations of this business segment are classified as discontinued operations and are not included in the Company's segment information, but are included in the reconciliations to consolidated amounts.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating earnings of the Diabetes segment have been reduced by the amortization of goodwill of $8,703, $8,679 and $8,315 for the years ended December 31, 2001, 2000 and
      1999, respectively. Operating earnings of the Women's Health segment have been reduced by the amortization of goodwill of $564 in each year ended December 31, 2001, 2000 and 1999. Operating earnings (loss) by business segment excludes interest income and interest expense. An allocation of Corporate expenses for shared services has been charged to the segments.

      Summarized financial information as of and for the years ended December 31, 2001, 2000 and 1999 by business segment follows:

                                                            REVENUES                   OPERATING EARNINGS (LOSS)
                                                --------------------------------     ----------------------------
                                                  2001        2000         1999       2001       2000       1999
                                                --------     -------     -------     ------     ------     ------
      Diabetes                                  $157,479     114,694     110,529     15,668      9,729     11,402
      Women's Health                             104,234     109,716     109,986     16,887     24,292     15,566
      Other                                        2,393       1,357      11,224        (60)    (3,601)    (2,409)
      Intersegment sales                            (123)         --          --         --         --         --
                                                --------     -------     -------     ------     ------     ------
                Total segments                   263,983     225,767     231,739     32,495     30,420     24,559

      General corporate                               --          --          --     (7,848)    (7,745)    (5,651)
      Interest expense, net                           --          --          --    (10,008)    (8,156)    (7,711)
      Other income (expense), net                     --          --          --       (639)     8,275     16,169
                                                --------     -------     -------     ------     ------     ------
                                                $263,983     225,767     231,739     14,000     22,794     27,366
                                                ========     =======     =======     ======     ======     ======

                                                    IDENTIFIABLE ASSETS              DEPRECIATION AND AMORTIZATION
                                                --------------------------------     -----------------------------
                                                  2001        2000         1999       2001       2000       1999
                                                --------     -------     -------     ------     ------     ------
      Diabetes                                  $169,497     153,620     153,772     10,540      9,922      9,610
      Women's Health                              36,081      38,343      39,575      2,885      2,381      3,380
      Other                                          330         764       2,462         95        151        571
      General corporate                           54,715      76,123      74,073      1,678      1,530        426
      Net assets of discontinued operations           --          --      15,831         --         --         --
                                                --------     -------     -------     ------     ------     ------
                                                $260,623     268,850     285,713     15,198     13,984     13,987
                                                ========     =======     =======     ======     ======     ======

                                                      CAPITAL EXPENDITURES
                                                --------------------------------
                                                  2001        2000        1999
                                                --------     -------     -------
      Diabetes                                  $  4,315       3,558         787
      Women's Health                               3,739       2,212       2,933
      Other                                          (94)         25         541
      General corporate                              426       1,600         867
                                                --------     -------     -------
                                                $  8,386       7,395       5,128
                                                ========     =======     =======

      The Company's revenues from operations outside the U.S. were approximately 15%, 16% and 16% of total revenues in 2001, 2000 and 1999, respectively. No single customer accounted for 10% of consolidated net revenues in 2001, 2000 or 1999.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

(14)  DISPOSITIONS OF BUSINESSES

      In February 2001, the Company completed the sale of the business and certain assets of QDS and received cash proceeds totaling approximately $18,000. The loss on disposal, net of income tax benefit of $485, is estimated to be $785 and is recorded in the accompanying statements of operations for the period ended December 31, 2001. The accounts receivable of QDS, totaling approximately $8,800 at December 31, 2000, were excluded from the sale and are included in "other receivables" on the consolidated balance sheets at December 31, 2001 and 2000. As of December 31, 2001, an accrued liability totaling $363 was recorded for estimated future salary and severance costs of personnel retained to collect the accounts receivable. The accompanying consolidated financial statements have been restated to reflect QDS as a discontinued operation for all periods presented.

      The operating results of discontinued operations are as follows:

                                                                                    2001        2000       1999
                                                                                  -------      ------     ------
        Revenues                                                                  $    --      15,336     15,596

        Earnings (loss) from operations, net of income tax benefit
           of $275 in 2001                                                        $  (455)         --      2,640
        Loss on disposal of discontinued operations, net of
           income tax benefit of $485                                                (785)         --         --
                                                                                  -------      ------     ------
        Net earnings (loss) from discontinued operations                          $(1,240)         --      2,640
                                                                                  =======      ======      =====

      In 1999, the Company determined that its infertility business, National Reproductive Medical Center, Inc. ("NRMC"), no longer fit the Company's diversified disease management strategy. During the third and fourth quarters of 1999, the Company sold the assets of these clinics and realized cash proceeds of $1,257 and received notes from the buyers of NRMC totaling $1,079. Due to the uncertainty of collection of the notes and an accrual for future patient refunds, no gain or loss was recognized on the sale of these assets in 1999. In 2000, the Company received $750 in full settlement of notes receivable from one purchaser and recognized a gain of $1,746 from the sale of these assets, which reflected the realization of most of the proceeds and a re-assessment of remaining obligations. As of December 31, 2001, an accrual for future patient refunds and other costs totaling $77 was reflected in accrued liabilities.

(15)  SALES OF SHORT-TERM INVESTMENTS

      In connection with the 1998 acquisition of assets of QDS from Endeavor Technologies, Inc. (subsequently named WebMD Corporation) ("WebMD"), the Company invested $2,010 in 1998 in preferred stock of WebMD and received options and warrants to purchase additional shares of WebMD for $2,680, which were exercised in 1999. In 1999, the Company sold shares of WebMD generating proceeds of $20,720 and a gain of $17,349, which was reflected in "other income" in the consolidated statements of operations. In
      2000, additional shares were sold generating proceeds of $7,298 and gains of $6,077. No shares were sold in 2001. At December 31, 2001, the Company had a remaining investment in WebMD of 16,423 shares.

(16)  SUPPLEMENTAL GUARANTOR/NON-GUARANTOR FINANCIAL INFORMATION

      Supplemental financial information is being provided in connection with the Company's private offering of 11% senior notes (see note 3). The new senior notes are unconditionally guaranteed by the Company and its domestic subsidiaries. All guarantees are joint and several. Each of the domestic and foreign subsidiaries is 100% owned by the Company.

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

      The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor foreign subsidiaries on a combined basis.

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                DECEMBER 31, 2001
                                   (Unaudited)

                                                                                     NON-
                                                   MATRIA         GUARANTOR       GUARANTOR
                                                HEALTHCARE,        DOMESTIC        FOREIGN
                                                    INC.         SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                 ---------       ------------    ------------    ------------      ------------
ASSETS
Cash and cash equivalents                        $   1,319              535              129               --            1,983
Short-term investments                                 116               --               --               --              116
Trade accounts receivable, net                      22,939           23,740            5,375               --           52,054
Inventories                                          2,151           13,155            6,000               --           21,306
Other current assets                                 5,885            7,119            1,036               --           14,040
                                                 ---------          -------           ------         --------          -------
   Total current assets                             32,410           44,549           12,540               --           89,499

Property and equipment, net                         11,254            6,985              483               --           18,722
Intangible assets, net                               2,682          101,974            4,978               --          109,634
Investment in subsidiaries                         106,952               --               --         (106,952)              --
Deferred income taxes                               24,715               --               --               --           24,715
Other long-term assets                              17,879              174               --               --           18,053
                                                 ---------          -------           ------         --------          -------
                                                 $ 195,892          153,682           18,001         (106,952)         260,623
                                                 =========          =======           ======         ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt           $     484              131               --               --              615
Other current liabilities                            9,942           16,612            5,716               --           32,270
                                                 ---------          -------           ------         --------          -------
   Total current liabilities                        10,426           16,743            5,716               --           32,885

Long-term debt, excluding current
    installments                                   108,015               21            6,539               --          114,575
Intercompany                                        (2,053)          18,499          (16,446)              --               --
Other long-term liabilities                          7,757              467               42               --            8,266
                                                 ---------          -------           ------         --------          -------
   Total liabilities                               124,145           35,730           (4,149)              --          155,726

Redeemable preferred stock                              --               --               --               --               --

Common shareholders' equity
   Common stock                                         89               --               --               --               89
   Additional paid-in capital                      290,070          101,974            4,978         (106,952)         290,070
   Accumulated earnings (deficit)                 (218,916)          24,150           13,731               --         (181,035)
   Other                                               504           (8,172)           3,441               --           (4,227)
                                                 ---------          -------           ------         --------          -------
     Total common shareholders' equity              71,747          117,952           22,150         (106,952)         104,897
                                                 ---------          -------           ------         --------          -------
                                                 $ 195,892          153,682           18,001         (106,952)         260,623
                                                 =========          =======           ======         ========          =======

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

                     CONSOLIDATING CONDENSED BALANCE SHEETS
                                DECEMBER 31, 2000
                                   (Unaudited)

                                                                                           NON-
                                                        MATRIA          GUARANTOR       GUARANTOR
                                                      HEALTHCARE,       DOMESTIC         FOREIGN
                                                          INC.        SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                      -----------     ------------     ------------   ------------     ------------
ASSETS
Cash and cash equivalents                             $   1,524            1,045            1,346             --            3,915
Short-term investments                                      130               --               --             --              130
Trade accounts receivable, net                           27,134           10,278            2,557             --           39,969
Other receivables                                           134           27,156              318             --           27,608
Inventories                                               1,454           10,043            5,538             --           17,035
Other current assets                                      4,747              440                6             --            5,193
                                                      ---------          -------           ------       --------          -------
     Total current assets                                35,123           48,962            9,765             --           93,850

Property and equipment, net                              11,217            3,903              524             --           15,644
Intangible assets, net                                    3,247          110,764            5,475             --          119,486
Investment in subsidiaries                              116,214               --               --       (116,214)              --
Deferred income taxes                                    26,408               --            1,464             --           27,872
Other long-term assets                                   11,879              119               --             --           11,998
                                                      ---------          -------           ------       --------          -------
                                                      $ 204,088          163,748           17,228       (116,214)         268,850
                                                      =========          =======           ======       ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt                $  11,712              103               --             --           11,815
Other current liabilities                                10,639           15,137            5,213             --           30,989
                                                      ---------          -------           ------       --------          -------
     Total current liabilities                           22,351           15,240            5,213             --           42,804

Long-term debt, excluding current installments           70,384               73            6,539             --           76,996
Intercompany                                            (21,954)          37,181          (15,227)            --               --
Other long-term liabilities                               8,102              617               35             --            8,754
                                                      ---------          -------           ------       --------          -------
     Total liabilities                                   78,883           53,111           (3,440)            --          128,554

Redeemable preferred stock                               41,446               --               --             --           41,446

Common shareholders' equity
     Common stock                                            88               --               --             --               88
     Additional paid-in capital                         288,900          110,739            5,475       (116,214)         288,900
     Accumulated earnings (deficit)                    (205,661)           8,071           11,508             --         (186,082)
     Other                                                  432           (8,173)           3,685             --           (4,056)
                                                      ---------          -------           ------       --------          -------
          Total common shareholders' equity              83,759          110,637           20,668       (116,214)          98,850
                                                      ---------          -------           ------       --------          -------
                                                      $ 204,088          163,748           17,228       (116,214)         268,850
                                                      =========          =======           ======       ========          =======

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                   (Unaudited)

                                                                                           NON-
                                                        MATRIA          GUARANTOR       GUARANTOR
                                                      HEALTHCARE,       DOMESTIC         FOREIGN
                                                          INC.        SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                      -----------     ------------     ------------   ------------     ------------
Revenues                                               $ 106,627          117,148          40,685         (477)          263,983

Cost of revenues                                          43,601           69,453          33,108         (477)          145,685
Selling and administrative expenses                       52,209           19,534           4,506           --            76,249
Provision for doubtful accounts                            5,451            2,090              34           --             7,575
Amortization of intangible assets                            564            8,766             497           --             9,827
                                                       ---------           ------          ------       ------           -------
     Operating earnings from
         continuing operations                             4,802           17,305           2,540           --            24,647

Interest income (expense), net                            (9,615)               9            (402)          --           (10,008)
Other income (expense), net                                 (736)               5              92           --              (639)
                                                       ---------           ------          ------       ------           -------
     Earnings (loss) from continuing
          operations before income taxes                  (5,549)          17,319           2,230           --            14,000

Income tax expense                                         6,068               --               7           --             6,075
                                                       ---------           ------          ------       ------           -------
     Earnings (loss) from continuing
          operations                                     (11,617)          17,319           2,223           --             7,925
Discontinued operations, net of taxes                         --           (1,240)             --           --            (1,240)
                                                       ---------           ------          ------       ------           -------
             Net earnings (loss)                       $ (11,617)          16,079           2,223           --             6,685
                                                       =========           ======          ======       ======           =======

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (Unaudited)

                                                                                           NON-
                                                        MATRIA          GUARANTOR       GUARANTOR
                                                      HEALTHCARE,       DOMESTIC         FOREIGN
                                                          INC.        SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                      -----------     ------------     ------------   ------------     ------------
Revenues                                               $ 111,065           79,590          36,416       (1,304)          225,767

Cost of revenues                                          40,716           47,002          29,765       (1,304)          116,179
Selling and administrative expenses                       52,384           11,964           4,120           --            68,468
Provision for doubtful accounts                            5,641            1,370              32           --             7,043
Amortization of intangible assets                            564            8,788             451           --             9,803
Restructuring charges                                       (128)           1,727              --           --             1,599
                                                       ---------           ------          ------       ------           -------
     Operating earnings from
         continuing operations                            11,888            8,739           2,048           --            22,675

Interest income (expense), net                            (7,840)              62            (378)          --            (8,156)
Other income (expense), net                                8,188               50              37           --             8,275
                                                       ---------           ------          ------       ------           -------
     Earnings from continuing operations
          before income taxes                             12,236            8,851           1,707           --            22,794
Income tax expense                                         9,100               --              --           --             9,100
                                                       ---------           ------          ------       ------           -------
     Earnings from continuing operations                   3,136            8,851           1,707           --            13,694
Discontinued operations, net of taxes                         --               --              --           --                --
                                                       ---------           ------          ------       ------           -------
             Net earnings                              $   3,136            8,851           1,707           --            13,694
                                                       =========           ======          ======       ======           =======

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)

                                                                          NON-
                                                        MATRIA          GUARANTOR       GUARANTOR
                                                      HEALTHCARE,       DOMESTIC         FOREIGN
                                                          INC.        SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                      -----------     ------------     ------------   ------------     ------------
Revenues                                               $ 110,547           84,250          37,272         (330)         231,739

Cost of revenues                                          39,729           55,862          23,044         (330)         118,305
Selling and administrative expenses                       52,954           16,406           4,293           --           73,653
Provision for doubtful accounts                            5,945            1,245               3           --            7,193
Amortization of intangible assets                            564            8,391             484           --            9,439
Restructuring charges                                      4,241               --              --           --            4,241
                                                       ---------           ------          ------         ----          -------
     Operating earnings from
         continuing operations                             7,114            2,346           9,448           --           18,908

Interest income (expense), net                            (7,560)              28            (179)          --           (7,711)
Other income (expense), net                               16,776             (570)            (37)          --           16,169
                                                       ---------           ------          ------         ----          -------
     Earnings from continuing operations
          before income taxes                             16,330            1,804           9,232           --           27,366

Income tax benefit                                        (4,000)              --              --           --           (4,000)
                                                       ---------           ------          ------         ----          -------
     Earnings from continuing operations                  20,330            1,804           9,232           --           31,366
Discontinued operations, net of taxes                         --            2,640              --           --            2,640
                                                       ---------           ------          ------         ----          -------
             Net earnings                              $  20,330            4,444           9,232           --           34,006
                                                       =========           ======          ======         ====          =======


                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                   (Unaudited)

                                                                                                           NON-
                                                                           MATRIA        GUARANTOR       GUARANTOR
                                                                         HEALTHCARE,      DOMESTIC        FOREIGN
                                                                             INC.       SUBSIDIARIES    SUBSIDIARIES   CONSOLIDATED
                                                                         -----------    ------------    ------------   ------------
Cash Flows from Operating Activities:
    Net cash provided by (used in) continuing operations                  $     164           9,511         (1,728)         7,947
    Net cash provided by discontinued operations                                 --           3,056             --          3,056
                                                                          ---------         -------         ------      ---------
         Net cash provided by (used in) operating activities                    164          12,567         (1,728)        11,003
                                                                          ---------         -------         ------      ---------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                     (4,071)         (4,208)          (124)        (8,403)
     Proceeds from disposition of business                                       --          18,076             --         18,076
                                                                          ---------         -------         ------      ---------
          Net cash provided by (used in) investing activities                (4,071)         13,868           (124)         9,673
                                                                          ---------         -------         ------      ---------
Cash Flows from Financing Activities:
     Proceeds from issuance of senior notes                                 111,940              --             --        111,940
     Borrowings under credit agreement                                       36,000              --             --         36,000
     Proceeds from issuance of debt                                           1,013              --             --          1,013
     Principal repayments of long-term debt                                (127,564)           (174)            --       (127,738)
     Proceeds from issuance of common stock                                   3,892              --             --          3,892
     Repurchases of common stock and warrants                                (4,346)             --             --         (4,346)
     Repurchases of redeemable preferred stock                              (40,931)             --             --        (40,931)
     Preferred stock dividend payments                                       (2,438)             --             --         (2,438)
                                                                          ---------         -------         ------      ---------
          Net cash used in financing activities                             (22,434)           (174)            --        (22,608)
                                                                          ---------         -------         ------      ---------

Effect of exchange rate changes on cash and cash equivalents                     --              --             --             --

Net change in intercompany balances                                          26,136         (26,771)           635             --
                                                                          ---------         -------         ------      ---------
          Net decrease in cash and cash equivalents                            (205)           (510)        (1,217)        (1,932)

Cash and cash equivalents at beginning of year                                1,524           1,045          1,346          3,915
                                                                          ---------         -------         ------      ---------
Cash and cash equivalents at end of year                                  $   1,319             535            129          1,983
                                                                          =========         =======         ======      =========

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (Unaudited)

                                                                                                            NON-
                                                                           MATRIA        GUARANTOR       GUARANTOR
                                                                         HEALTHCARE,      DOMESTIC        FOREIGN
                                                                             INC.       SUBSIDIARIES    SUBSIDIARIES   CONSOLIDATED
                                                                         -----------    ------------    ------------   ------------
Cash Flows from Operating Activities:
    Net cash provided by continuing operations                            $  2,965          16,519            634         20,118
    Net cash used in discontinued operations                                    --            (623)            --           (623)
                                                                          --------          ------          -----          -----
         Net cash provided by operating activities                           2,965          15,896            634         19,495
                                                                          --------          ------          -----          -----

Cash Flows from Investing Activities:
     Purchases of property and equipment                                    (3,961)         (6,795)          (131)       (10,887)
     Proceeds from sales short-term investments                              7,298              --             --          7,298
                                                                          --------          ------          -----          -----
          Net cash provided by (used in) investing activities                3,337          (6,795)          (131)        (3,589)
                                                                          --------          ------          -----          -----
Cash Flows from Financing Activities:
     Borrowings under credit agreement                                      23,000              --             --         23,000
     Proceeds from issuance of debt                                            891              --             --            891
     Principal repayments of long-term debt                                (37,492)           (149)            (9)       (37,650)
     Proceeds from issuance of common stock                                    579              --             --            579
     Repurchases of common stock                                            (4,733)             --             --         (4,733)
     Preferred stock dividend payments                                      (3,200)             --             --         (3,200)
                                                                          --------          ------          -----          -----
          Net cash used in financing activities                            (20,955)           (149)            (9)       (21,113)
                                                                          --------          ------          -----          -----

Effect of exchange rate changes on cash and cash equivalents                    --              --           (426)          (426)
Net change in intercompany balances                                         10,475          (9,529)          (946)            --
                                                                          --------          ------          -----          -----
          Net decrease in cash and cash equivalents                         (4,178)           (577)          (878)        (5,633)

Cash and cash equivalents at beginning of year                               5,702           1,622          2,224          9,548
                                                                          --------          ------          -----          -----
Cash and cash equivalents at end of year                                  $  1,524           1,045          1,346          3,915
                                                                          ========          ======          =====          =====

                    MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
           (Amounts in thousands, except share and per share amounts)

                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (Unaudited)

                                                                                                            NON-
                                                                           MATRIA        GUARANTOR       GUARANTOR
                                                                         HEALTHCARE,      DOMESTIC        FOREIGN
                                                                             INC.       SUBSIDIARIES    SUBSIDIARIES   CONSOLIDATED
                                                                         -----------    ------------    ------------   ------------
Cash Flows from Operating Activities:
    Net cash provided by (used in) continuing operations                  $    (595)         1,939          11,134          12,478
    Net cash provided by discontinued operations                                 --            710              --             710
                                                                          ---------         ------          ------         -------
         Net cash provided by (used in) operating activities                   (595)         2,649          11,134          13,188
                                                                          ---------         ------          ------         -------
Cash Flows from Investing Activities:
     Purchases of property and equipment                                     (3,921)        (3,255)           (185)         (7,361)
     Proceeds from sales short-term investments                              23,579             --              --          23,579
     Acquisition of businesses, net of cash acquired                        (93,022)            --              --         (93,022)
     Investment in affiliated company                                        (2,680)            --              --          (2,680)
     Proceeds from  disposal of property and equipment                           --          1,257              --           1,257
                                                                          ---------         ------          ------         -------
          Net cash used in investing activities                             (76,044)        (1,998)           (185)        (78,227)
                                                                          ---------         ------          ------         -------
Cash Flows from Financing Activities:
     Borrowings under credit agreement                                      108,000             --              --         108,000
     Proceeds from issuance of debt                                             979             --              --             979
     Principal repayments of long-term debt                                 (41,552)            --              --         (41,552)
     Proceeds from issuance of common stock                                     837             --              --             837
     Preferred stock dividend payments                                       (2,249)            --              --          (2,249)
                                                                          ---------         ------          ------         -------
          Net cash provided by financing activities                          66,015             --              --          66,015
                                                                          ---------         ------          ------         -------
Effect of exchange rate changes on cash and cash equivalents                     --             --            (537)           (537)
Net change in intercompany balances                                           8,819           (631)         (8,188)             --
                                                                          ---------         ------          ------         -------
          Net decrease in cash and cash equivalents                          (1,805)            20           2,224             439

Cash and cash equivalents at beginning of year                                7,507          1,602              --           9,109
                                                                          ---------         ------          ------         -------
Cash and cash equivalents at end of year                                  $   5,702          1,622           2,224           9,548
                                                                          =========         ======          ======         =======