Form 10-K/A
period 2001-12-31
MATRIA HEALTHCARE INC
filed 2002-04-30
CIK 1007228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No. 1

      X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
----------   Exchange Act of 1934
             For the fiscal year ended December 31, 2001 or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities ---------- Exchange Act of 1934
            For the transition period from ---------- to -------------

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

The Registrant hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of the incorporation thereof by reference from the Registrant's definitive proxy statement for its Annual Meeting of Shareholders.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The names of the current directors and executive officers, their ages as of April 1, 2002 and certain other information about them are set forth below.

         Parker H. Petit, age 62, has served as Chairman of the Board of the Company since the formation of the Company through the merger (the "Merger") of Tokos Medical Corporation and Healthdyne Maternity Management ("Healthdyne") on March 8, 1996 (the "Merger Date") and as President and Chief Executive Officer since October 5, 2000. In addition, he served as a member of the three-person Office of the President during a brief period in 1997. Mr. Petit was the founder of Healthdyne and served as its Chairman of the Board of Directors and Chief Executive Officer from 1970 until the Merger. Mr. Petit is also a director of Intelligent Systems Corp. and Logility, Inc.

         Jeffrey D. Koepsell, age 55, has served as a director of the Company and as Executive Vice President and Chief Operating Officer since May 17, 2000. From 1992 to 1998, he was President and Chief Executive Officer of CardioLogic Systems, Inc., a venture capital-backed company in the cardiopulmonary market segment formed in cooperation with Johns Hopkins University and Medical Center. Prior thereto, he served as President and Chief Executive Officer of Physiologic Diagnostic Services, Inc., a women's health service provider acquired by Tokos Medical Corporation in 1992. Mr. Koepsell is also a former executive of Healthdyne.

         Guy W. Millner, age 66, has been a director of the Company since October 4, 2000. Mr. Millner is Chairman of MI Holdings, a private investment firm. Until the fall of 1997 he was Chairman of Norrell Corporation, a staffing services and outsourcing firm, which he founded in 1961. From 1997 until July 1999 he served as a director of Norrell Corporation, at which time Norrell Corporation merged with Spherion Corporation.

         Carl E. Sanders, age 76, has served as a director of the Company since the Merger Date and previously served as a director of Healthdyne from 1986 until the Merger. Mr. Sanders, a former governor of the State of Georgia, is Chairman of Troutman Sanders LLP, an Atlanta based law firm that provides legal services to the Company.

         Thomas S. Stribling, age 59, has served as a director of the Company since May 18, 2000. Mr. Stribling has been President and Chief Executive Officer of DermaCo, Inc. a development stage dermatology company since September 1, 2002 and was an entrepreneur and private investor from September 1999 to September 2001. From 1998 to September 1999, he was President, Chief Executive Officer and a board member of Scandipharm, Inc., a privately held pharmaceutical company. Prior thereto, he was Vice Chairman and Chairman of the Advisory Board of Legacy Securities Corporation, an investment banking and securities group, from 1997 to 1998, and from 1994 to 1996, he was President of UCB Pharma, Inc., a division of a Belgian-based pharmaceutical company.

         Jackie M. Ward, age 63, has served as a director of the Company since the Merger Date. Ms. Ward was Founder, Chairman and Chief Executive Officer of Computer Generation Incorporated, which she founded in 1968, until December 2000. In December 2000, Computer Generation Incorporated, was purchased by Intec Telecom Systems and she currently serves in the capacity of Outside Managing Director of Intec, a British based corporation engaged in designing and producing computer software systems for telecommunications and other specialized applications. Ms. Ward is also a former Chairperson of the Board of Regents of the University System of Georgia and former Chairman of the Metro Atlanta Chamber of Commerce, as well as a director of Bank of America, Equifax, Inc., PTEK Holdings, Inc., PRG-Schultz International, Inc., Sanmina-SCI Corporation, Flowers Foods, Inc., Trigon Healthcare, Inc.and SYSCO Corporation and a member of several other civic and government organizations.

     Donald W. Weber, age 65, has served as a director of the Company since May 18, 2000. Mr. Weber is a private investor. He was President and Chief Executive Officer of Viewstar Entertainment Services, Inc., a distributor of satellite entertainment systems, from August 1993 until November 1997. Prior thereto, from 1987 to 1991 he was President and Chief Executive Officer of Contel Corporation, a telecommunications supplier, which was sold in 1991 to GTE Corp. Mr. Weber is also a director of Knology Holdings, Inc.

     Morris S. Weeden, age 82, has served as a director of the Company since the Merger Date and previously served as a director of Healthdyne from 1987 until the Merger. Mr. Weeden, who is retired, was Vice Chairman - Board of Directors of Morton Thiokol Inc., a salt, chemical, household and aerospace products manufacturer, from March 1980 to December 1984. Previous positions held by Mr. Weeden include Executive Vice President of Morton Norwich Products, Inc. in charge of pharmaceutical operations, President of Morton International, a pharmaceutical division of Morton Norwich Products, Inc., and President of Bristol Laboratories, a pharmaceutical division of Bristol Myers Corp. Mr. Weeden is also a director of Stat-Chem, Inc.

         Frederick P. Zuspan, M.D., age 80, has served as a director of the Company since the Merger Date and previously served as a director of Healthdyne from 1993 until the Merger. Dr. Zuspan, who has been a physician since 1951, has been Professor and Chairman Emeritus, Department of Obstetrics and Gynecology at the Ohio State University College of Medicine since July 1991 and Editor-in-Chief of the American Journal of Obstetrics and Gynecology since 1991 and as editor since 1969. Dr. Zuspan was previously Professor of the Ohio State University College of Medicine from 1987 to 1991 and Professor and Chairman of the Department of Obstetrics and Gynecology at the Ohio State University College of Medicine from 1975 to 1987, at the University of Chicago, Pritzker School of Medicine from 1966 to 1975, and at the Medical College of Georgia from 1960 to 1966.

         George W. Dunaway, age 41, has been Vice President - Finance and Chief Financial Officer since October 5, 1999. Prior thereto, Mr. Dunaway was employed by The Dun & Bradstreet Corporation, a commercial credit information services provider, in the following capacities: Chief Financial Officer of Dun & Bradstreet, U.S. from 1996 to October 1999; Vice President - Finance, Dun & Bradstreet, U.S. from 1995 to 1996; Chief Financial Officer of Dun & Bradstreet Plan Services from 1992 to 1995 and Assistant Vice President - Strategic Planning, Dun & Bradstreet Plan Services from 1989 to 1992.

         Yvonne V. Scoggins, age 52, has been Vice President - Financial Planning and Analysis since February 28, 2001 and previously was Vice President, Treasurer and Chief Accounting Officer of the Company from December 15, 1997 to February 28, 2001 and also Vice President and Controller from March 8, 1996 to December 15, 1997. Prior thereto, she was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President - Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

         Roberta L. McCaw, age 46, has been Vice President - Legal, General Counsel and Secretary of the Company since April 23, 1998 and previously was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998, and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut-based law firm, from January 1990 to July 1996.

         Thornton A. Kuntz, Jr., age 48, has been Vice President - Administration since February 24, 1998 and previously was Vice President - Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President - Administration of Healthdyne from August 1992 to March 1996.

Item 11. Executive Compensation

     The following table sets forth compensation paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers serving on December 31, 2001 (the "Named Executive Officers") for their services in all capacities to the Company and its subsidiaries in fiscal years 2001, 2000, and 1999:


                                                          Summary Compensation Table
                                                                                            Long-term
                                                           Annual Compensation         Compensation Awards
                                                                                      Securities Underlying           All Other
Name and Principal Position                   Year       Salary ($)    Bonus ($)           Options (#)           Compensation ($)(1)
------------------------------------------ ----------- ----------------------------- ------------------------- ---------------------

Parker H. Petit (2)                           2001       $425,038         -0-               238,750                   $524,449
    Chairman of the Board, President and      2000         96,924         -0-                41,250                    472,603
    Chief Executive Office                    1999          -0-           -0-                17,500                    506,370

Jeffrey D. Koepsell (3)                       2001       $320,031         -0-               119,935                       $279
    Executive Vice President and Chief        2000        189,231         -0-                22,500                        300
    Operating Officer

Frank D. Powers (4)                           2001       $300,000      $119,513              28,856                   $207,829
    President, Population Health              2000        315,599        73,991              21,250                    203,270
    Management                                1999        320,494          -0-               21,350                    179,446

George W. Dunaway (5)                         2001       $215,918          -0-               14,145                    $ 5,290
    Vice President - Finance and Chief        2000        203,355          -0-                1,875                      5,288
    Financial Officer                         1999         50,000          -0-               10,000                     21,821

James P. Reichmann (6)                        2001       $218,416          -0-               16,856                   $145,834
    President, Women's Health                 2000        205,900          -0-                7,544                    127,837
                                              1999        188,055          -0-                6,525                    118,104


(1)      Details of amounts reported in "All Other Compensation" column are provided in the table below.
(2)      Mr. Petit was elected President and Chief Executive Officer on October 4, 2000.
(3)      Mr. Koepsell was elected to this position on May 17, 2000.
(4)      Mr. Powers served as President, Population Health Management through December 31, 2001.
         He retired from the Company March 31, 2002.
(5)      Mr. Dunaway was elected to this position on October 5, 1999.
(6)      Mr. Reichmann was elected to the new position of Corporate Vice President of Strategic Sales on February 11, 2002.



Item                                  Mr. Petit    Mr. Koepsell     Mr. Powers       Mr. Dunaway       Mr. Reichmann
-------------------------- -------- -------------- -------------- ---------------- ----------------- -------------------


Officer Term Life          2001        $29,698        $279          $5,669             $190               $2,001
Insurance                  2000         30,098         300           5,946              188                1,045
                           1999         29,949         N/A           5,985               29                  988


Split Dollar Insurance     2001       $280,088         $-0-       $201,583              $-0-            $138,733
Premium Value              2000        330,005          -0-        192,224               -0-             121,692
                           1999        326,421          N/A        168,661               -0-             112,316

401(k) Matching            2001         $-0-           $-0-         $  577            $5,100              $5,100
Contributions              2000          -0-            -0-          5,100             5,100               5,100
                           1999          N/A            N/A          4,800               -0-               4,800

Non-Employee Board         2001          N/A            N/A            N/A               N/A                 N/A
Retainer                   2000        112,500          N/A            N/A               N/A                 N/A
                           1999        150,000          N/A            N/A               N/A                 N/A


Relocation Expenses        2001          N/A            N/A            N/A               N/A                 N/A
                           2000          N/A            N/A            N/A               N/A                 N/A
                           1999          N/A            N/A            N/A           $21,792                 N/A

Loan Forgiveness(1)        2001       $214,663          N/A            N/A               N/A                 N/A
                           2000          N/A            N/A            N/A               N/A                 N/A
                           1999          N/A            N/A            N/A               N/A                 N/A

Total All Other            2001       $524,449         $279       $207,829          $  5,290            $145,834
Compensation               2000        472,603          300        203,270             5,288             127,837
                                       506,370          N/A        179,446            21,821             118,104

(1)     See "CEO Compensation".


Stock Options

     The following table contains information concerning the grant of stock options to the Named Executive Officers of the Company during 2001:

                        Option Grants in Last Fiscal Year


                                                                                               Potential Realizable Value at
                                                                                             Assumed Annual Rates of Stock Price
                                              Individual Grants                                Appreciation for Option Term (1)
                                Number of          % of Total
                                Securities        Options/SARs
                                Underlying         Granted to       Exercise or
                             Options Granted      Employees in      Base Price    Expiration Date

Name                               (#)            Fiscal Year         ($/Sh)                             5% ($)            10% ($)
Parker H. Petit                   38,750 (2)          6.3%              $14.63      2/16/2001        $   356,528        $   903,513
                                 200,000 (3)         32.5%              $15.85      5/24/2011          1,993,596          5,052,164
Jeffrey D. Koepsell               19,935 (2)          3.2%              $14.63      2/16/2011            183,417            464,813
                                 100,000 (3)         16.2%              $15.85      5/24/2011            996,798          2,526,082
Frank D. Powers                   13,356 (2)          2.2%              $14.63      2/16/2011            122,885            311,415
                                   5,000 (3)          0.8%              $15.85      5/24/2011             49,840            126,304
                                  10,500 (4)          1.7%              $18.91      7/24/2011            124,870            316,446
George W. Dunaway                  6,645 (2)          1.1%              $14.63      2/16/2011             61,138            154,938
                                   1,500 (3)          0.2%              $15.85      5/24/2011             14,952             37,891
                                   6,000 (4)          1.0%              $18.91      7/24/2011             71,354            180,826
James P. Reichmann                 6,856 (2)          1.1%              $14.63      2/16/2011             63,080            159,858
                                   2,500 (3)          0.4%              $15.85      5/24/2011             24,920             63,152
                                   7,500 (4)          1.2%              $18.91      7/24/2011             89,193            226,033

(1) Based on actual option term and annual compounding. These amounts are calculated pursuant to applicable requirements of the SEC and do not represent a forecast of the future appreciation of the Company's Common Stock.

(2) These options to purchase the Company's Common Stock were granted on February 16, 2001 as follows: a total of 72,041 shares under the Company's 2000 Stock Incentive Plan (the "2000 Plan"), 6,645 shares under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and 6,856 shares under the Company's 1996 Stock Incentive Plan (the "1996 Plan"). Full vesting shall occur not before two years and not later than four years from the date of grant, based on performance vesting thresholds.

(3) These options to purchase the Company's Common Stock were granted on May 24, 2001 as follows: a total of 100,000 shares under the Company's 2001 Stock Incentive Plan, 186,250 shares under the 2000 Plan, 10,248 shares under the 1997 Plan and 3,502 shares under the 1996 Plan. Full vesting shall occur not before two years and not later than four years from the date of grant, based on performance vesting thresholds.

(4) These options to purchase the Company's Common Stock were granted on July 24, 2001 as follows: a total of 16,500 shares under the Company's 1997 Plan and 7,500 shares under the Company's 1996 Plan. Full vesting shall occur not before two years and not later than four years from the date of grant, based on performance vesting thresholds.

Stock Option Exercises

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options in 2001 and unexercised options held as of the end of the fiscal year:


-------------------------------------------------------------------------------
                 Aggregated Option Exercises in Last Fiscal Year
                           and FY - End Option Values

                                                                          Number of Securities     Value of Unexercised In the-Money
                                                                         Underlying Unexercised    Options at Fiscal Year End($) (1)
                                                                         Options at Fiscal Year
                                                                                 End(#)
------------------------------ --------------- ------------------ --------------------------------- --------------------------------

Name                               Shares       Value Realized     Exercisable     Unexercisable       Exercisable     Unexercisable
                                Acquired on    (Market Price at
                                Exercise (#)     exercise less
                                                exercise price)
Parker H. Petit                     -0-               -0-                 38,750           277,500        $601,937.50  $5,330,412.50
Jeffrey D. Koepsell                 -0-               -0-                  7,500           134,935         124,725.00   2,256,150.00
Frank D. Powers                     -0-               -0-                108,512            47,058       1,136,252.56     784,876.26
George W. Dunaway                   -0-               -0-                  3,958            22,062          66,967.04     389,341.71
James P. Reichmann                  -0-               -0-                 26,934            27,707         319,801.17     466,925.13

(1) Based on $34.63, the last sale price of the Company's Common Stock on December 31, 2001.

Compensation of Directors

     The Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. Directors who are not employees of the Company ("Non-Employee Directors") receive a fee of $3,000 per quarter, plus $1,000 for each Board meeting attended and $750 for each Committee meeting attended on a day other than a day on which a Regular Meeting of the Board is held, and are reimbursed for any travel expenses incurred.

     In addition, under the 2000 Directors' Non-Qualified Stock Option Plan, all Non-Employee Directors are entitled to receive an initial grant of options to purchase 1,250 shares of the Company's Common Stock and at each annual meeting of stockholders after their first full year serving as a director, an additional grant of options to purchase 3,750 shares of Common Stock. The option price for all such options is the fair market value of the underlying Common Stock on the date of grant. Options have a ten year term and vest monthly over 12 months. On May 24, 2001, each Non-Employee Director other than Mr. Millner was awarded an option to purchase 3,750 shares of Common Stock at a price of $15.85 per share under the 2000 Directors' Non-Qualified Stock Option Plan.

Severance Agreements

     The Company and Mr. Powers are party to a severance agreement dated April 27, 1999. The severance agreement provides for a lump sum severance payment to Mr. Powers in the event that his employment is involuntarily terminated for reasons other than his death, disability or "cause" (defined as certain acts of criminal or civil fraud), or if he voluntarily terminates employment for "good reason" (defined as failure to be reelected as an officer of the Company, reduction in base salary, discontinuance of certain incentive or stock option plans or actions materially adversely affecting his participation therein, or failure to honor earned and accrued vacation balances). The severance payment is in an amount equal to two times Mr. Powers' annual base salary and targeted base bonus as of the date of the agreement (the "Severance Amount"). Mr. Powers also is entitled to a lump sum severance payment if he voluntarily terminates his employment without "good reason" at any time after the first year of the agreement. In such case, the severance payment is equal to the Severance Amount less the amount of any gain accruing to Mr. Powers after the date of the agreement with respect to stock options granted to him by the Company (whether the grant date is before or after the date of the agreement) through the earlier of the date of exercise or the date of expiration of the option. In addition, he circumstances in which Mr. Powers is entitled to a severance payment, the also is entitled to receive, for a period of two years after the date of termination, life, disability and health insurance coverage, automobile allowances and other fringe benefits equivalent to those in effect at the date of termination of employment. The agreement requires Mr. Powers to comply with certain covenants that preclude him from competing with the Company or soliciting customers or employees of the Company for a period of two years following termination of employment. Mr. Powers terminated his employment with the Company for "good reason" on March 31, 2002, thereby entitling him to a severance payment of $969,931 and a continuation of benefits as provided by the Agreement.

     In addition to the agreement discussed in the preceding paragraph, the Company entered into change in control severance agreement with Mr. Powers. Mr. Powers' agreement terminated upon termination of his employment on March 31, 2002.

     At its February 19, 2002 meeting the Board approved change in control severance agreements for Mr. Petit, Mr. Koepsell and Mr. Dunaway. Although formal agreements have yet to be finalized, the arrangement approved by the Board contemplates that if the executive's employment with the Company terminates following the consummation of a "change in control" for reasons other than the executive's death, disability or retirement, or, by the Company for "cause" (as defined in the preceding paragraph), or if the executive terminates employment for "good reason" (which is defined to include the reasons set forth in the preceding paragraph as well as other reasons, such as a reduction in powers and responsibilities or an adverse change in title following a change in control), the executive will receive a lump sum severance payment equal to a multiple of the executive's annual base salary as of the date of the change in control. The multiples applicable to Mr. Petit, Mr. Koepsell and Mr. Dunaway are three, two and one, respectively. In addition, following termination of employment, the executives are entitled to receive for a period of three years in the case of Mr. Petit, two years in the case of Mr. Koepsell and one year in the case of Mr. Dunaway, all life, disability and health insurance coverage, automobile allowances and other fringe benefits equivalent to those in effect at the date of termination and will be entitled to receive additional amounts, if any, relating to any excise taxes imposed on the executive as a result of
Section 280(g) of the Internal Revenue Code of 1986, as amended (the "Code"). The agreements require the executive to comply with certain covenants that preclude the executive from competing with the Company or soliciting customers or employees of the Company for a period following termination of employment equal to the period for which fringe benefits are continued under the applicable agreement.

         On May 16, 2000, the Company entered into a letter agreement with Mr. Koepsell providing for 12 months of severance pay and benefits if the Company terminates Mr. Koepsell's employment for reasons other than "for cause." The letter agreement also provides that if the Company terminates Mr. Koepsell's employment other than "for cause" within 24 months of his hire date, the Company will retain Mr. Koepsell as a consultant on a "prn" basis for the balance of the 24-month period, at compensation to be decided upon at the sole discretion of the Company and deducted from the 12-month severance pay to which he would otherwise be entitled.

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the Compensation Committee Report on Corporate Compensation, the Report of the Audit Committee and the Stock Performance Graph shall not be incorporated by reference into any such filings.



             Compensation Committee Report on Corporate Compensation


         The Company's executive compensation program is designed to (1) integrate pay and incentive plans with the Company's strategic goals, so as to align the interests of management with the long-term interests of the Company's stockholders, (2) attract, motivate and retain executives capable of achieving the Company's strategic business goals (3) recognize outstanding individual contributions and (4) provide compensation opportunities that are competitive with those offered by other companies of similar size and performance, especially within the healthcare industry. To achieve these goals, the Company's executive compensation program consists of three elements: (i) base salary, (ii) annual cash bonus, and (iii) long-term incentives in the form of stock options. Each element of compensation has an integral role in the total executive compensation program, including the compensation of the Named Executive Officers.

         In making its compensation determinations, the Compensation Committee evaluates, on both an absolute and relative basis, a variety of Company financial results (including sales, earnings, return on equity, return on assets and balance sheet strength), market share and competitive position, the potential for future growth, the overall importance of the individual to the organization and the individual and group performance of senior management and compensation levels at comparable companies, especially within the healthcare industry. In formulating its determinations, it recognizes and rewards achievements on an annual basis, while emphasizing the value and importance of sustained long-term performance and recognition of developing trends within the healthcare industry. The Compensation Committee reviews information prepared or compiled by the Company, and also draws on the business experience of the individual members of the Compensation Committee.

         Cash Compensation. Officers and other employees are compensated within salary ranges that are generally based on similar positions in companies of comparable size and complexity to the Company. The actual base pay level for each executive officer is based on a combination of experience, performance and other factors that are determined to be important by the Committee. The salary of the executive officers is generally reviewed annually at the beginning of each year, with the amount of any increases based on factors such as Company performance, general economic conditions, marketplace compensation trends and individual performance.

         Cash bonuses for management are paid under the Company's incentive bonus plan (the "MIP Plan"). Bonuses under the MIP Plan are computed as a percentage of year-end base salary. The amount of and entitlement to bonuses paid under the MIP Plan are based upon the performance of the Company in comparison to its operating budget. The Committee determines the participants in the MIP Plan and sets the target bonus levels and performance criteria in the first quarter of each year.

         Stock Options. The Company grants stock options to certain of its management employees, based on guidelines that take salary level, tenure, individual performance rating and importance to the Company into account. Stock options have been granted at exercise prices equal to the market price on the date of grant and typically become exercisable in one of two ways (either (i) based on the financial performance of the Company or (ii) 50% on the third anniversary of the grant and 50% on the fourth anniversary of the grant), and expire on the tenth anniversary.

                                CEO Compensation

     CEO Compensation. Mr. Petit has served as the Company's Chief Executive Officer since October 5, 2000. Mr. Petit's initial negotiated compensation package was finalized after extensive discussions between the Compensation Committee and the executive search firm the Company engaged to assist in recruiting a new chief executive officer as well as with other candidates for the position, and a review of comparative data of selected peer companies. The Committee believes that Mr. Petit's package meets the Company's compensation goals as stated above. Mr. Petit's initial annual base salary was $400,000. In addition, the Company made a loan to Mr. Petit in the principal sum of $200,000. The loan bore interest at a rate of 6% per annum and matured on January 1, 2002. By its terms, the principal and interest on the note were to be forgiven at maturity if Mr. Petit was still employed by the Company (or his employment was previously terminated due to his death or disability) and, since the date of issuance of the note, the Company's Common Stock had traded at a price of at least $24 share. The applicable criteria for forgiveness were met and the note and accrued interest were forgiven. Mr. Petit's base salary increased to $430,000 effective March 1, 2001 and increased to $451,500 effective March 31, 2002. These increases were based on available competitive information and inflation factors. In addition, on February 16, 2001 and May 24, 2001 Mr. Petit was granted options to purchase 38,750 shares and 200,000 shares, respectively, of the Company's Common Stock.


                Compensation Committee of the Board of Directors

                               Thomas S. Stribling
                                Morris S. Weeden
                               Frederick P. Zuspan

           Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is responsible for executive compensation decisions as described above. The Compensation Committee consisted of Thomas S. Stribling, Morris S. Weeden and Frederick P. Zuspan during 2001. No member of the Compensation Committee is currently or has served as an executive officer or employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as to the beneficial ownership of shares of the Company's Common Stock as of April 1, 2002 by (i) all stockholders known by the Company to be the beneficial owners of more than five percent of its Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer (as hereinafter defined), and (iv) all executive officers and directors as a group. Unless otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares beneficially owned by them.


Name of Beneficial Owner                                     Amount and Nature of Beneficial Ownership     Percent of Class (2)
                                                                                (1)

------------------------------------------------------------ ------------------------------------------- -------------------------
Lord, Abbett & Co. (3)                                                        1,036,149                           11.5%
FMR Corp. (4)                                                                 1,011,800                           11.2%
Fidelity Management & Research Company (4)                                      754,400                            8.3%
Fidelity Small Cap Stock Fund (4)                                               550,900                            6.1%
Edward C. Johnson, III (4)                                                      754,400                            8.3%
Safeco Corporation (5)                                                          956,075                           10.6%
Wellington Management Company, LLP (6)                                          896,100                            9.9%
Vanguard Explorer Fund (7)                                                      553,200                            6.1%
Dimensional Fund Advisors, Inc. (8)                                             568,150                            6.3%
Parker H. Petit (9)                                                             458,686                            5.1%
Jeffrey D. Koepsell (10)                                                         10,500                             -
Frank D. Powers (11)                                                            141,318                            1.5%
George W. Dunaway (12)                                                           15,329                             -
James P. Reichmann (13)                                                          40,338                             -
Guy W. Millner (14)                                                              11,250                             -
Carl E. Sanders (15)                                                             20,625                             -
Thomas S. Stribling (16)                                                          9,500                             -
Jackie M. Ward (17)                                                              18,750                             -
Donald W. Weber (18)                                                             10,000                             -
Morris S. Weeden (19)                                                            21,250                             -
Frederick P. Zuspan (20)                                                         22,879                             -
All current executive officers and directors                                    664,024                            7.4%
as a group (13 persons)

-- Less than 1%

(1) Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security ("voting power") or the power to dispose or to direct the disposition of such security ("investment power"). A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days as well as any securities owned by such person's spouse, children or relatives living in the same house. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

(2) Based on 8,984,495 shares of Common Stock outstanding on April 1, 2002. With respect to each person or group in the table, assumes that such person or group has exercised all options, warrants and other rights to purchase Common Stock which he or she beneficially owns and which are exercisable within 60 days and that no other person has exercised any such rights.

(3) The number of shares owned is based on information contained in a report on Schedule 13G filed with the SEC on January 12, 2001.
         The address of Lord, Abbett & Co. is 90 Hudson Street, Jersey City, New Jersey 07302.

(4) The address of these beneficial owners is 82 Devonshire Street, Boston, Massachusetts 02109. According to a Schedule 13G filed March 11, 2002 by FMR Corp. ("FMR"), Edward C. Johnson 3rd, Abigail P. Johnson, Fidelity Management & Research Company and Fidelity Small Cap Stock Fund the ("FMR Schedule 13G"), FMR possesses sole voting power with respect to 260,800 shares and sole investment power as to 1,011,800 shares. FMR is the parent company of Fidelity Management and Research Company ("Fidelity") an investment advisor registered under the Investment Advisors' Act of 1940, which beneficially owns 754,400 shares, or 8.613% of the shares outstanding, as a result of acting as investment advisor to various investment companies. One of these investment companies, Fidelity Small Cap Stock Fund, is the beneficial owner of 550,900 shares or 6.29% of the shares outstanding. Edward C. Johnson 3rd and FMR, through its control of Fidelity, and the funds each has sole power to dispose of 754,400 shares owned by the funds. Neither FMR nor Edward C. Johnson 3rd has the sole power to vote or direct the voting of the shares owed directly by the funds, which power resides with the funds' boards of trustees. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR, is the beneficial owner of 257,400 shares as a result of serving as investment manager to institutional accounts, and Edward C. Johnson 3rd and FMR each has sole dispositive power over 257,400 shares and sole voting power as to 257,400 shares owned by such institutional accounts. Members of the Edward C. Johnson 3rd family are the predominant owners of the Class B shares of common stock of FMR, which class holds approximately 49% of the voting power of FMR. Through their stock ownership and the operation of a shareholders voting agreement to which they are parties, members of the Johnson family may be deemed to form a controlling group with respect to FMR under the Investment Company Act of 1940.

(5) The number of shares owned is based on information contained in a report on Schedule 13G filed with the SEC on January 11, 2002. The address of Safeco Corporation is Safeco Plaza, Seattle, Washington 98185.

(6) The number of shares owned is based on information contained in a report on Schedule 13G filed with the SEC on March 31, 2002. The address of Wellington Management Company, LLP ("WMC") is 75 State Street, Boston, Massachusetts 02109. According to its Schedule 13G, WMC, in its capacity as investment adviser, may be deemed to beneficially own 896,100 shares of the Company's Common Stock, which shares are held of record by clients of WMC. WMC reports that it has no power to vote or direct the vote of such shares and shared power to dispose or direct the disposition of such shares, while its clients have the right to receive, or direct the receipt of, dividends from, or proceeds from the sale of, such shares.

(7) The number of shares owned is based on information contained in a report on Schedule 13G filed with the SEC on January 31, 2002. According to its Schedule 13G, Vanguard Explorer Fund has the sole power to vote or direct the vote of such shares and shared power to dispose or direct the disposition of such shares. The address of Vanguard Explorer Fund is Post Office Box 2600, Valley Forge, Pennsylvania 19482.

(8) The number of shares owned is based on information contained in a report on Schedule 13G filed with the SEC on January 30, 2002. The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(9) Represents 391,395 shares owned by Mr. Petit, 13,125 shares held by Petit Investments Limited Partnership, 2,500 shares held by Petit Grantor Trust and 51,666 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(10) Represents 3,000 shares owned by Mr. Koepsell and 7,500 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(11) Represents 13,692 shares owned by Mr. Powers and 127,626 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(12) Represents 7,413 shares owned by Mr. Dunaway and 7,916 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(13) Represents 5,068 shares owned by Mr. Reichmann and 35,270 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(14) Represents 10,000 shares owned by Mr. Millner and 1,250 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(15) Represents 3,125 shares owned by Mr. Sanders and 17,500 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(16) Represents 4,500 shares owned by Mr. Stribling and 5,000 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(17) Represents shares which are subject to purchase upon exercise of options exercisable within 60 days.

(18) Represents 5,000 shares owned by Mr. Weber and 5,000 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(19) Represents 3,750 shares owned by Mr. Weeden and 17,500 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(20) Represents 217 shares owned by Dr. Zuspan, 125 shares held by Zuspan & Associates Partnership, 3,787 shares owned by Dr. Zuspan's wife and 18,750 shares which are subject to purchase upon exercise of options exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

Mr. Carl E. Sanders, a director of the Company, is also the Chairman of Troutman Sanders LLP, a law firm based in Atlanta, Georgia, which provided certain legal services to the Company in fiscal year 2001 and is expected to be retained by the Company in the future.

     In 2001, the Company had certain business relationships with MarketRing.com ("MarketRing"), a privately held company located in the Atlanta area. Mr. Petit and Mr. Weber are members of the Board of Directors of MarketRing and they are beneficial owners of approximately 14% and 2%, respectively, of MarketRing's outstanding common stock. In addition, Carl E. Sanders, Thomas S. Stribling and Guy W. Millner each own a small percentage (less than 1%) of MarketRing's common stock. Pursuant to the agreements, Matria licenses from MarketRing certain software, and MarketRing provides certain software development and website hosting services to the Company. Payments to MarketRing in 2001 totaled $2,182,217. Hosting and maintenance fees payable to MarketRing in 2002 will approximate $450,000. Future development fees will vary depending on the amount of development efforts the Company undertakes.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Matria Healthcare, Inc.

                                        By: /s/ Parker H. Petit
                                        Parker H. Petit, Chairman of the Board,
                                        Chief Executive Officer

Date: April 30, 2002