Form 10-Q
period 2002-03-31
MATRIA HEALTHCARE INC
filed 2002-05-14
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2002

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

The number of shares outstanding of the issuer's only class of common stock, $.01 par value, together with associated common stock purchase rights, as of May 1, 2002 was 8,991,862.

                             MATRIA HEALTHCARE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2002

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION

    Item 1.      Financial Statements.........................................3
    Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................16
    Item 3.      Quantitative and Qualitative Disclosures About Market Risk..22


PART II--OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K............................23


SIGNATURES...................................................................24

                          Part I--Financial Information

Item 1.  Financial Statements



                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                    (Unaudited)



                                                              March 31,         December 31,
ASSETS                                                          2002                2001
------                                                       ------------       ------------


Current assets:
 Cash and cash equivalents                                      $1,607                1,983
 Short-term investments                                            126                  116
 Trade accounts receivable, less allowances of $6,993 and
  $7,025 at March 31, 2002 and December 31, 2001,
  respectively                                                  53,538               52,054
 Inventories                                                    20,541               21,306
 Prepaid expenses and other current assets                      15,410               14,040
                                                               -------              -------
   Total current assets                                         91,222               89,499
Property and equipment, less accumulated depreciation
  of $28,314 and $26,518 at March 31, 2002 and December
  31, 2001, respectively                                        22,550               18,722

Intangible assets, less accumulated amortization of
  $29,464 and $29,211 at March 31, 2002 and December
  31, 2001, respectively                                       109,381              109,634

Deferred income taxes                                           24,362               24,715

Other assets                                                    20,064               18,053
                                                               -------              -------
                                                              $267,579              260,623
                                                               =======              =======


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                              March 31,         December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                            2002                2001
------------------------------------                          ---------         ------------

Current liabilities:
  Current installments of long-term debt                        $ 247                615
  Accounts payable, principally trade                          23,134             22,651
  Accrued liabilities                                          13,558              9,619
                                                              -------            -------
          Total current liabilities                            36,939             32,885
Long-term debt, excluding current installments                114,745            114,575
Other long-term liabilities                                     7,878              8,266
                                                              -------            -------
          Total liabilities                                   159,562            155,726
                                                              -------            -------

Common shareholders' equity:
 Common stock, $.01 par value. Authorized 25,000 shares:
   issued and outstanding -- 8,984 and 8,927 shares
   at March 31, 2002 and December 31, 2001, respectively           90                 89
 Additional paid-in capital                                   291,616            290,070
 Accumulated deficit                                         (179,417)          (181,035)
 Accumulated other comprehensive loss                            (737)              (692)
 Notes receivable and accrued interest from shareholder        (3,535)            (3,535)
                                                              -------            -------
  Total common shareholders' equity                           108,017            104,897
                                                              -------            -------
                                                             $267,579            260,623
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

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                            2002            2001
                                                           ---------   ---------

  Revenues                                                 $65,188        61,368

  Cost of revenues                                          36,656        33,450
  Selling and administrative expenses                       20,736        17,836
  Provision for doubtful accounts                            1,842         1,778
  Amortization of intangible assets                            140         2,457
                                                            ------        ------
    Operating earnings                                       5,814         5,847
  Interest expense, net                                     (3,227)       (1,707)
  Other income (expense), net                                  111         (759)
                                                            ------        ------
    Earnings before income taxes                             2,698         3,381
  Income tax expense                                         1,080         1,350
                                                            ------        ------
    Net earnings                                             1,618         2,031
  Preferred stock dividend requirements                         --         (800)
  Accretion of preferred stock                                  --         (109)
                                                            ------        ------
    Net earnings available to common shareholders           $1,618         1,122
                                                            ======        ======

  Net earnings per common share:
    Basic                                                   $ 0.18          0.13
                                                            ======        ======
    Diluted                                                 $ 0.17          0.13
                                                            ======        ======

  Weighted average shares outstanding:
    Basic                                                    8,969         8,749
                                                            ======        ======
    Diluted                                                  9,403         8,811
                                                            ======        ======


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      -----------------------
                                                                         2002          2001
                                                                      ----------    ---------

Cash Flows from Operating Activities:
 Net earnings                                                           $1,618        2,031
 Adjustments to reconcile net earnings to net cash
   provided by(used in) operating activities:
    Depreciation and amortization                                        1,683        3,655
    Amortization of debt discount and expenses                             372           --
    Provision for doubtful accounts                                      1,842        1,778
    Deferred income tax expense                                            605          918
    Changes in assets and liabilities:
      Trade accounts receivable                                         (3,061)      (5,405)
      Inventories                                                          908          532
      Prepaid expenses and other current assets                         (1,779)      (1,062)
      Other assets                                                      (2,176)      (1,202)
      Accounts payable                                                     725       (1,730)
      Accrued and other liabilities                                      3,501         (262)
                                                                        ------       ------
      Net cash provided by (used in) continuing operations               4,238         (747)
      Net cash provided by discontinued operations                         388          644
                                                                         ------       ------
      Net cash provided by (used in) operating activities                4,626         (103)
                                                                         ------       ------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                  (4,698)      (1,981)
   Purchases of property and equipment related to
    discontinued operations                                                 --          (17)
   Acquisition of business, net of cash acquired                        (1,150)          --
   Proceeds from disposition of business                                    --       18,076
                                                                        ------       ------
      Net cash provided by (used in) investing activities               (5,848)      16,078
                                                                        ------       ------

Cash Flows from Financing Activities:
   Borrowings under credit agreement                                        --        9,500
   Principal repayments of long-term debt                                 (404)     (25,976)
   Proceeds from issuance of common stock                                1,359           85
   Repurchases of common stock                                              --         (842)
   Preferred stock dividend payments                                        --         (800)
                                                                        ------       ------
      Net cash provided by (used in) financing activities                  955      (18,033)
                                                                        ------       ------

Effect of exchange rate changes on cash and cash equivalents              (109)        (322)
                                                                        ------       ------
Net decrease in cash and cash equivalents                                 (376)      (2,380)
Cash and cash equivalents at beginning of year                           1,983        3,915
                                                                        ------       ------
Cash and cash equivalents at end of period                              $1,607        1,535
                                                                        ======       ======

Supplemental disclosures of cash paid for:
      Interest                                                            $157        2,254
                                                                        ======       ======
      Income taxes                                                        $566          172
                                                                        ======       ======

See accompanying notes to consolidated condensed financial statements.

              Notes to Consolidated Condensed Financial Statements
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


1.  General

         The consolidated condensed financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet for December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results for the full year ending December 31, 2002.

         The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 2001.


2.  Comprehensive Earnings

         Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings for the three-month periods ended March 31, 2002 and 2001 were $1,573 and $1,778, respectively.


3.  Fair Value of Financial Instruments

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                             March 31, 2002
                                                      --------------------------
                                                         Carrying       Fair
                                                          Amount        Value
                                                      ------------  ------------


  Senior notes                                           $ 115,516      122,305
  Interest rate swap arrangement                            $ (865)        (865)



         The carrying amount of the senior notes includes an adjustment to reflect the fair value of the portion of the senior notes included in the interest rate swap arrangement and is net of the unamortized discount. The estimated fair values of the above financial instruments are based upon quoted market prices of comparable financial instruments and the estimated amount that the Company would receive to terminate the agreement at March 31, 2002, taking into account current interest rates. The Company's other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.

4.  Business Segment Information

         The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately, and the Company evaluates performance based on operating earnings of the respective business unit.

         As of March 31, 2002, the Company's operations are classified into two reportable business segments: Health Enhancement and Women's Health. The Health Enhancement segment has three components: (i) diabetes disease management, (ii) respiratory disease management, and (iii) medical device design and manufacturing services. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education and management; home uterine contraction monitoring; infusion therapy; gestational diabetes management; and other monitoring and clinical services as prescribed by the patient's physician.

         The accounting policies of the segments are the same as those for the consolidated entity. Operating earnings of the Health Enhancement and Women's Health segments were reduced by amortization of goodwill of $2,176 and $141, respectively, for the three months ended March 31, 2001. As discussed in note 5, no amortization of goodwill was recorded for the three months ended March 31, 2002. Severance costs of $1,236 and $85 were incurred in the Health Enhancement and Women's Health segments, respectively, during the three months ended March 31, 2002. Operating earnings by business segment exclude interest income and interest expense. An allocation of Corporate expenses for shared services has been charged to the segments.

         Summarized financial information as of and for the three-month periods ended March 31, 2002 and 2001 by business segment follows:


                             Revenues                    Operating earnings
                   -------------------------------    --------------------------
                       2002             2001              2002         2001
                   -------------- ----------------    ------------ -------------

Health Enhancement         $40,699          35,919            3,902        3,604
Women's Health              24,492          25,529            3,864        4,264
Intersegment sales              (3)            (80)              --           --
                            ------          ------           ------       ------
  Total segments            65,188          61,368            7,766        7,868
General corporate               --              --           (1,952)      (2,021)
Interest expense, net           --              --           (3,227)      (1,707)
Other income, net               --              --              111         (759)
                            ------          ------           ------       ------
  Consolidated revenues
  and earnings before
  income taxes             $65,188          61,368            2,698        3,381
                            ======          ======           ======       ======


                                   Identifiable assets
                            ---------------------------------
                              March 31,         December 31,
                                2002               2001
                            --------------- -----------------

Health Enhancement            $177,790            169,818
Women's Health                  35,139             36,081
General corporate               54,650             54,724
                               -------            -------
 Consolidated assets          $267,579            260,623
                               =======            =======

         The Company's revenues from operations outside the U.S. were approximately 16% of total revenues for the three-month periods ended March 31, 2002 and 2001. No single customer accounted for 10% of consolidated net revenue in either period.


5.       Implementation of Recently Issued Accounting Standards

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

         The Company adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective January 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company also was required to reassess the useful lives and residual values of all intangible assets acquired, and to make any necessary amortization period adjustments.

         The Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. The carrying values of goodwill as of March 31, 2002 and December 31, 2001 were as follows:

                                                     Health          Women's
                                                   Enhancement        Health          Total
                                                  -------------   --------------    ---------

Carrying value at December 31, 2001                 $104,832           2,682          107,514
Tax benefit of additional deductible goodwill           (113)             --             (113)
                                                     -------          ------          -------
Carrying value at March 31, 2002                    $104,719           2,682          107,401
                                                     =======          ======          =======


         In connection with the adoption of SFAS 142, the Company also reassessed the useful lives, residual values and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets were as follows:

                                                 March 31,        December 31,
                                                   2002              2001
                                               --------------   ----------------

Gross carrying amounts:
 Patient lists                                     $3,300             3,300
 Non-compete agreement                                500               500
                                                    -----             -----
                                                    3,800             3,800
 Accumulated amortization                          (1,820)           (1,680)
                                                    -----             -----
                                                   $1,980             2,120
                                                    =====             =====

         Amortization expense for the three months ended March 31, 2002 was $140 and is estimated to be $560 for the year ended December 31, 2002. Estimated amortization expense for the five succeeding years is as follows:

                2003                               $ 560
                2004                                 200
                2005                                 200
                2006                                 200
                2007                                 200


         The reconciliation of reported net earnings adjusted for the adoption of SFAS 142 is as follows:


                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                         2002           2001
                                                    --------------  ------------
    Net earnings available to common shareholders
     As reported                                       $1,618          1,122
     Add back:  Goodwill amortization, net of tax          --          1,392
                                                        -----          -----
     Adjusted net earnings available to common
     shareholders                                      $1,618          2,514
                                                        =====          =====

    Net earnings per common share
     Basic:
       As reported                                      $0.18           0.13
       Add back: Goodwill amortization, net of tax         --           0.16
                                                        -----          -----
       Adjusted net earnings per common share           $0.18           0.29
                                                        =====          =====

     Diluted:
       As reported                                      $0.17           0.13
       Add back: Goodwill amortization, net of tax         --           0.16
                                                        -----          -----
       Adjusted net earnings per common share           $0.17           0.29
                                                        =====          =====


         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes both SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS 144 on January 1, 2002. There was no impact on the Company's financial statements.

6.    Supplemental Guarantor/Non-Guarantor Financial Information

         Supplemental financial information is being provided in connection with the Company's private offering of $125,000 of 11% senior notes in July 2001. The senior notes are unconditionally guaranteed by the Company and its domestic subsidiaries. All guarantees are joint and several. Each of the domestic and foreign subsidiaries is 100% owned by the Company.

         The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor foreign subsidiaries on a combined basis.


                                          Consolidating Condensed Balance Sheets
                                                       March 31, 2002
                                                         (Unaudited)

                                                        Matria      Guarantor       Non-Guarantor
                                                     Healthcare,     Domestic         Foreign
                                                         Inc.      Subsidiaries     Subsidiaries     Eliminations  Consolidated
                                                -------------------------------------------------------------- ----------------

ASSETS
Cash, cash equivalents and short-term investments         $555            496               682            --          1,733
Trade accounts receivable, net                          21,699         27,016             4,823            --         53,538
Inventories                                              1,947         12,310             6,284            --         20,541
Other current assets                                     6,125          8,451               834            --         15,410
                                                       -------       --------           -------       -------        -------
     Total current assets                               30,326         48,273            12,623            --         91,222

Property and equipment, net                             10,894         11,127               529            --         22,550
Intangible assets, net                                   2,682        101,771             4,928            --        109,381
Investment in subsidiaries                             106,699             --                --      (106,699)            --
Deferred income taxes                                   24,362             --                --            --         24,362
Other long-term assets                                  19,892            172                --            --         20,064
                                                       -------        -------           -------       -------        -------

                                                      $194,855        161,343            18,080      (106,699)       267,579
                                                       =======        =======           =======       =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt                    $210             37                --            --            247
Other current liabilities                               14,267         17,125             5,300            --         36,692
                                                       -------        -------           -------       -------        -------
     Total current liabilities                          14,477         17,162             5,300            --         36,939

Long-term debt, excluding current installments         108,185             21             6,539            --        114,745
Intercompany                                            (4,157)        20,502           (16,345)           --             --
Other long-term liabilities                              7,355            491                32            --          7,878
                                                       -------        -------           -------       -------        -------
     Total liabilities                                 125,860         38,176           (4,474)            --        159,562

Common shareholders' equity
     Common stock                                           90             --                --            --             90
     Additional paid-in capital                        291,616        101,771             4,928      (106,699)       291,616
     Accumulated earnings (deficit)                   (223,284)        29,568            14,299            --       (179,417)
     Other                                                 573         (8,172)            3,327            --         (4,272)
                                                       -------        -------           -------       -------        -------
          Total common shareholders' equity             68,995        123,167            22,554      (106,699)       108,017
                                                       -------        -------           -------       -------        -------

                                                      $194,855        161,343            18,080      (106,699)       267,579
                                                       =======        =======           =======       =======        =======



                                          Consolidating Condensed Balance Sheets
                                                       December 31, 2001
                                                           (Unaudited)

                                                      Matria        Guarantor       Non-Guarantor
                                                    Healthcare,      Domestic         Foreign
                                                       Inc.        Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                             ------------------------------------------------------------------------------

ASSETS
Cash, cash equivalents and short-term investments     $1,435            535                129            --         2,099
Trade accounts receivable, net                        22,939         23,740              5,375            --        52,054
Inventories                                            2,151         13,155              6,000            --        21,306
Other current assets                                   5,885          7,119              1,036            --        14,040
                                                     -------        -------            -------       -------       -------

     Total current assets                             32,410         44,549             12,540            --        89,499

Property and equipment, net                           11,254          6,985                483            --        18,722
Intangible assets, net                                 2,682        101,974              4,978            --       109,634
Investment in subsidiaries                           106,952             --                 --      (106,952)           --
Deferred income taxes                                 24,715             --                 --            --        24,715
Other long-term assets                                17,879            174                 --            --        18,053
                                                     -------        -------            -------       -------       -------

                                                    $195,892        153,682             18,001      (106,952)      260,623
                                                     =======        =======            =======       =======       =======



LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt                  $484            131                 --            --           615
Other current liabilities                              9,942         16,612              5,716            --        32,270
                                                     -------         ------             ------       -------       -------

     Total current liabilities                        10,426         16,743              5,716            --        32,885
Long-term debt,excluding current installments        108,015             21              6,539            --       114,575
Intercompany                                          (2,053)        18,499            (16,446)           --            --
Other long-term liabilities                            7,757            467                 42            --         8,266
                                                     -------         ------             ------       -------       -------

     Total liabilities                               124,145         35,730             (4,149)           --       155,726

Common shareholders' equity
     Common stock                                         89             --                 --            --            89
     Additional paid-in capital                      290,070        101,974              4,978      (106,952)      290,070
     Accumulated earnings (deficit)                 (218,916)        24,150             13,731            --      (181,035)
     Other                                               504         (8,172)             3,441            --        (4,227)
                                                     -------        ------              ------       -------       -------

    Total common shareholders' equity                 71,747        117,952             22,150      (106,952)      104,897
                                                      ------        -------             ------       -------       -------

                                                    $195,892        153,682             18,001      (106,952)      260,623
                                                     =======        =======             ======       =======       =======


                                       Consolidating Condensed Statements of Operations
                                          For the Three Months Ended March 31, 2002
                                                        (Unaudited)

                                         Matria         Guarantor        Non-Guarantor
                                        Healthcare,     Domestic          Foreign
                                           Inc.       Subsidiaries      Subsidiaries   Eliminations Consolidated
                                      ------------- ---------------- ----------------- ------------ ------------
Revenues                                   $24,492        30,174        10,525              (3)       65,188

Cost of revenues                            10,270        17,743         8,646              (3)       36,656
Selling and administrative expenses         13,334         6,298         1,104              --        20,736
Provision for doubtful accounts              1,214           627             1              --         1,842
Amortization of intangible assets               --            90            50              --           140
                                             -----         -----         -----           -----        ------

  Operating earnings (loss)                   (326)        5,416           724              --         5,814

Interest expense, net                       (3,116)           (4)         (107)             --        (3,227)
Other income (expense), net                    154             6           (49)             --           111
                                             -----         -----         -----           -----        ------

  Earnings (loss) before income taxes       (3,288)        5,418           568              --         2,698
Income tax expense                           1,080            --            --              --         1,080
                                             -----         -----         -----           -----        ------
  Net earnings (loss)                      $(4,368)        5,418           568              --         1,618
                                             =====         =====         =====           =====        ======




                                       Consolidating Condensed Statements of Operations
                                           For the Three Months Ended March 31, 2001
                                                         (Unaudited)

                                           Matria        Guarantor   Non-Guarantor
                                          Healthcare,     Domestic     Foreign
                                            Inc.        Subsidiaries Subsidiaries  Eliminations    Consolidated
                                      ------------- ---------------- ------------ --------------- --------------
Revenues                                   $26,084        25,603         9,938            (257)        61,368

Cost of revenues                            10,411        15,361         7,935            (257)        33,450
Selling and administrative expenses         12,921         3,930           985              --         17,836
Provision for doubtful accounts              1,333           443             2              --          1,778
Amortization of intangible assets              141         2,242            74              --          2,457
                                            ------        ------         -----           -----         ------
     Operating earnings                      1,278         3,627           942              --          5,847

Interest income (expense), net              (1,602)            1          (106)             --         (1,707)
Other income (expense), net                   (776)           --            17              --           (759)
                                            ------        ------         -----           -----         ------
     Earnings (loss) before income taxes    (1,100)        3,628           853              --          3,381
Income tax expense                           1,350                          --              --          1,350
                                            ------        ------         -----           -----         ------
     Net earnings (loss)                   $(2,450)        3,628           853              --          2,031
                                            ======        ======         =====           =====         ======



                                   Consolidating Condensed Statements of Cash Flows
                                      For the Three Months Ended March 31, 2002
                                                      (Unaudited)

                                                                                              Non-
                                                               Matria       Guarantor       Guarantor
                                                            Healthcare,      Domestic        Foreign
                                                                Inc.       Subsidiaries   Subsidiaries  Consolidated
                                                           -----------------------------------------------------------

Cash Flows from Operating Activities:
    Net cash provided by continuing operations                $1,017          2,502             719          4,238
    Net cash provided by discontinued operations                  --            388              --            388
                                                               -----          -----            ----          -----

         Net cash provided by operating activities             1,017          2,890             719          4,626
                                                               -----          -----            ----          -----

Cash Flows from Investing Activities:
     Purchases of property and equipment                        (389)        (4,200)           (109)        (4,698)
     Acquisition of business, net of cash acquired            (1,150)            --              --         (1,150)
                                                               -----          -----            ----          -----
         Net cash used in investing activities                (1,539)        (4,200)           (109)        (5,848)
                                                                -----          -----            ----          -----
Cash Flows from Financing Activities:
     Principal repayments of long-term debt                     (310)           (94)             --           (404)
     Proceeds from issuance of common stock                    1,359             --              --          1,359
                                                               -----          -----            ----          -----
        Net cash provided by (used in) financing activities    1,049            (94)             --            955
                                                               -----          -----            ----          -----

Effect of exchange rate changes on cash and cash equivalents      --             --            (109)          (109)
Net change in intercompany balances                           (1,417)         1,365              52             --
                                                               -----          -----            ----          -----
         Net increase (decrease) in cash and cash
         equivalents                                            (890)           (39)            553           (376)

Cash and cash equivalents at beginning of year                 1,319            535             129          1,983
                                                               -----          -----            ----          -----
Cash and cash equivalents at end of period                      $429            496             682          1,607
                                                               =====          =====            ====          =====



                                    Consolidating Condensed Statements of Cash Flows
                                       For the Three Months Ended March 31, 2001
                                                      (Unaudited)

                                                                                                Non-
                                                               Matria       Guarantor         Guarantor
                                                            Healthcare,      Domestic          Foreign
                                                                Inc.       Subsidiaries     Subsidiaries  Consolidated
                                                           ------------------------------ ------------------------------

Cash Flows from Operating Activities:
    Net cash provided by (used in) continuing operations      $(1,900)          1,747           (594)         (747)
    Net cash provided by discontinued operations                   --             644             --           644
                                                                -----          ------            ---        ------
      Net cash provided by operating activities                (1,900)          2,391           (594)         (103)
                                                                -----          ------            ---        ------

Cash Flows from Investing Activities:
     Purchases of property and equipment                       (1,437)           (585)            24        (1,998)
     Proceeds from disposition of business                         --          18,076             --        18,076
                                                                -----          ------            ---        ------
      Net cash provided by (used in)investing activities       (1,437)         17,491             24        16,078
                                                                -----          ------            ---        ------


Cash Flows from Financing Activities:
     Borrowings under credit agreement                             9,500             --               --        9,500
     Principal repayments of long-term debt                      (25,948)           (28)              --      (25,976)
     Proceeds from issuance of common stock                           85             --               --           85
     Repurchases of common stock                                    (842)            --               --         (842)
     Preferred stock dividend payments                              (800)            --               --         (800)
                                                                  ------          -----            -----       ------
      Net cash used in financing activities                      (18,005)           (28)              --      (18,033)
                                                                  ------          -----            -----       ------

Effect of exchange rate changes on cash and cash
  equivalents                                                         --             --             (322)        (322)
Net change in intercompany balances                               20,026        (20,454)             428           --
                                                                  ------         ------            -----       ------

      Net decrease in cash and cash equivalents                   (1,316)          (600)            (464)      (2,380)

Cash and cash equivalents at beginning of year                     1,524          1,045            1,346        3,915
                                                                  ------         ------            -----       ------
Cash and cash equivalents at end of period                          $208            445              882        1,535
                                                                  ======         ======            =====       ======

7.  Subsequent Event

         On April 29, 2002, the Company entered into a purchase and sale agreement to acquire Quality Oncology, Inc., a premier national provider of cancer disease management services, for $20,000. Under the terms of the agreement, the Company will pay $3,000 in cash and $17,000 in common stock. Additional financial consideration will be paid in 2004 based upon 2003 operating results. Management estimates that the additional consideration will be between $20,000 and $30,000, although the amount could be more or less depending on 2003 performance. The acquisition is expected to be completed in the third quarter of 2002, subject to, among other things, regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
         Matria Healthcare Inc. ("the Company") is a leading provider of comprehensive, integrated disease management services to patients, physicians, health plans and employers. In 2002, Matria's strategy is to focus on providing cost-saving solutions for five of the most costly chronic diseases and medical conditions in the nation: diabetes, obstetrical conditions, respiratory disorders, cancer and cardiovascular disease. The Company`s disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, mail-order supply and clinical services.

         In February 2002, the Company acquired substantially all of the assets of ChoicePoint Health Systems, Inc. ("ChoicePoint"), a direct-to-consumer laboratory testing facility. Operating under the Company's subsidiary, Matria Laboratories, Inc., this facility provides self-collection kits to patients and laboratory testing services for Hemoglobin A1c, lipids and Microalbumin within the diabetes, cardiovascular and hypertension patient populations. In April 2002, the Company further expanded its offerings of services by signing an agreement to acquire Quality Oncology, Inc. ("QO"), a premier national provider of cancer disease management programs. The acquisition of QO is expected to be completed in the third quarter of 2002 (see "Liquidity and Capital Resources" below). Also in April 2002, the Company introduced its cardiovascular disease management program, which includes the management of patients afflicted with Coronary Artery Disease, Congestive Heart Failure and hypertensive disorders.

         Beginning in 2002, the Company modified its reporting segments into Health Enhancement and Women's Health. The Health Enhancement segment is comprised of the Company's diabetes and respiratory disease management programs and the new cancer and cardiovascular service offerings.

         In February 2001, the Company sold the business and certain assets of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company. The Company's consolidated financial statements reflect QDS as a discontinued operation.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

Results of Operations
         Revenues increased $3.8 million, or 6.2%, for the three-month period ended March 31, 2002 compared to the same period in 2001. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $4.8 million, or 13.3%, for the three-month period. Revenues in the Women's Health segment decreased $1.0 million, or 4.1%, for the period due primarily to a decline in the patient census for preterm labor management services, combined with a change in the patient therapy mix.

         Cost of revenues as a percentage of revenues increased to 56.2% for the three-month period ended March 31, 2002 from 54.5% for the same period in 2001. The increase is primarily the result of the variance in revenues noted above, since the cost of revenues as a percentage of revenues of the Health Enhancement segment is higher than this percentage for the Women's Health segment. Also, the cost of revenues as a percentage of revenues in the Women's Health segment increased in 2002 due to the decline in revenues with relatively fixed costs of labor.

         Selling and administrative expenses as a percentage of revenues increased to 31.8% from 29.1% in 2002 compared to the same period in 2001. This increase was due primarily to $1.3 million of severance payments and due to other increases in the Health Enhancement segment where direct-response advertising expenses and costs related to customer service increased to support higher revenue levels. Selling and administrative expenses as a percentage of revenue decreased slightly in the Women's Health segment.

         The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Health Enhancement segment was approximately 1% for the three-month periods ending March 31, 2002 and 2001. The provision for doubtful accounts as a percentage of revenues in the Women's Health segment was approximately 5% for the three-month periods of 2002 and 2001. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors.

         Amortization of intangible assets decreased by $2.3 million in 2002 due to the discontinuance of amortization of goodwill resulting from the adoption of SFAS 142 in January 2002 (see "New Accounting Standards" below where discussed).

         Net interest expense increased by $1.5 million, or 89.0% for the three-month period ended March 31, 2002 compared to the same period in 2001 due to a higher average outstanding debt balance and higher interest rates resulting from the $125 million private offering of 11% senior notes on July 9, 2001. The proceeds from this private offering were used to repay all amounts outstanding under the Company's former bank credit facility and to repurchase the subordinated acquisition notes, all shares of preferred stock (and thereby eliminate their dividend requirements) and common stock warrants. This increase is net of the $568,000 benefit in 2002 from the interest rate swap arrangement (discussed below in "Liquidity and Capital Resources"). The weighted average interest rates (including debt discount and expense amortization) on outstanding indebtedness for the three-month periods ended March 31, 2002 and 2001 were 11.42% and 8.76%, respectively.

         Other income (expense) for 2001 included a $737,000 charge to reduce the carrying value amounts related to the Company's split dollar life insurance program. This non-cash expense was the result of declines in the stock market.


Liquidity and Capital Resources

         As of March 31, 2002, the Company had cash and short-term investments of $1.7 million. Net cash provided by continuing operations was $4.2 million for the three months ended March 31, 2002 as compared to net cash used in continuing operations of $747,000 for the same period of 2001. This increase in cash flows from continuing operations was due primarily to improved cash flows related to changes in accounts receivable and accrued liabilities. The Company's total accounts receivable days' sales outstanding were 74 days' sales as of March 31, 2002, consisting of 70 days' sales for the Health Enhancement segment and 80 days' sales for the Women's Health segment.

         Net cash provided by discontinued operations of QDS were $388,000 and $644,000 in 2002 and 2001, respectively. These amounts represent collections of accounts receivable, less payments of salary costs of personnel retained to collect the accounts receivable and other accrued liabilities. As of March 31, 2002, approximately $1.6 million of accounts receivable remain to be collected.

         Net cash provided by (used in) investing activities totaled $(5.8) million in 2002 compared to $16.1 million in 2001. The 2001 amount included $18.1 million of proceeds from the sale of the business and certain assets of QDS. Capital expenditures for the three months ended March 31, 2002 and 2001 totaled $4.7 million and $2.0 million, respectively, relating primarily to the replacement and enhancement of computer information systems. The Company expects to expend approximately $10 to $12 million for capital items in 2002.

         In February 2002, the Company acquired substantially all of the assets of ChoicePoint for $650,000. Of this amount, $100,000 was placed into escrow, for such provisions as the 100% guarantee of collection of acquired accounts receivable.

         The Company has an amended senior revolving credit facility with a borrowing capacity of $30.0 million and a three-year final maturity. The amended facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest at the Company's option of (i) prime plus 1.5% to 2.5% or (ii) the LIBOR rate plus 2.5% to 3.5%. The facility requires a commitment fee payable quarterly, in arrears, of 1.0% to 1.5%, based upon the unused portion. Under this agreement, the Company is required to maintain certain financial ratios. As of March 31, 2002, there was no balance outstanding under this credit facility.

         Effective August 1, 2001, the Company entered into an interest rate swap transaction with a bank involving a notional amount of $60 million. This transaction, which terminates in May 2008 if early termination rights are not exercised, is considered to be a hedge against changes in the fair value of the Company's fixed-rate debt obligation and is used to lower the Company's overall borrowing costs. Under the arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the three-month LIBOR rate plus 5.2%, compounded quarterly. The variable rate for the three-month period ended May 1, 2002 was 7.06%.

         As of March 31, 2002, the interest rate swap agreement was reflected at fair value of $865,000 on the Company's consolidated condensed balance sheet, and the related portion of fixed-rate debt being hedged was reflected at an amount equal to the sum of its carrying value plus an adjustment of $865,000, representing the change in fair value of the debt obligation attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreement, as well as the change in the adjusted carrying value of the related portion of fixed-rate debt being hedged, have offsetting effects on net interest expense in the consolidated condensed statements of operations since the interest rate swap is fully effective. Interest expense was reduced by $568,000 for the three months ended March 31, 2002 to reflect the net swap payment to be received from the bank based on the lower variable interest rate.

         For the three months ended March 31, 2002, proceeds of $1.4 million were received from participants under the Company's stock purchase and stock option plans.

         In April 2002, the Company entered into a purchase and sale agreement to acquire QO for $20 million. Under the terms of the agreement, the Company will pay $3 million in cash and $17 million in common stock at closing. Additional consideration will be paid in 2004 based upon 2003 operating results. Management estimates that the additional consideration will be between $20 million and $30 million, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company's option, in cash, common stock or a combination of the two, provided that at least $10 million or 20% of the amount, whichever is lower, will be paid in cash. The acquisition is expected to be completed in the third quarter of 2002, subject to, among other things, regulatory approval.

         The Company believes that its cash, other liquid assets, operating cash flows and borrowing capacities under the amended revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, future capital expenditures and the development of new projects.


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

         Revenue Recognition and Allowances for Uncollectible Accounts. Revenues for the Women's Health segment are generated by providing services through patient service centers. Revenues from these segments are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Health Enhancement segment provides services through its patient service centers, provides supplies to patients primarily on a mail-order basis, and assembles, packages and distributes lancing products to original equipment manufacturers. Revenues for services are recognized when services are provided and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual and other discounts.

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

         Goodwill and Other Intangible Assets. See "New Accounting Standards" below for a description of two new accounting pronouncements which have significantly changed the Company's accounting for goodwill and other intangible assets in 2002 and beyond. As of March 31, 2002, the Company had unamortized goodwill of $107.4 million and unamortized intangible assets of $2.0 million, which represented 41% of total assets. Under the new accounting standards, goodwill is no longer being amortized to expense, but instead will be tested for impairment at least annually. Other intangible assets are continuing to be amortized over their respective estimated useful lives and will be reviewed periodically for impairment.

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

         The tax expense for the three months ended March 31, 2002 was $1.1 million, but the related tax liability will be largely offset by available net operating losses from prior years. Cash outflows in the first three months of 2002 for income taxes totaled $566,000, being comprised of state and foreign taxes for jurisdictions where net operating losses were not available. As of December 31, 2001, the Company's remaining net operating losses of $49.3 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future tax liabilities.


         The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which contains additional accounting policies and other disclosures required by generally accepted accounting principles.

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

         The Company adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective January 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company also was required to reassess the useful lives and residual values of all intangible assets acquired, and to make any necessary amortization period adjustments.

         As of January 1, 2002, the date of adoption of SFAS 142, the Company had unamortized goodwill of $107.5 million and unamortized identifiable intangible assets of $2.1 million, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. During the first quarter of 2002, the Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists and no amortization was recorded. Amortization expense related to goodwill was $2.3 million for the three months ended March 31, 2001. Also, the Company reassessed the useful lives, residual values and the classification it identifiable intangible assets and determined that they continue to be appropriate. Amortization expense related to identifiable intangible assets was $140,000 for both the three months ended March 31, 2002 and 2001.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which supersedes both SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS 144 on January 1, 2002. There was no impact on the Company's financial statements.

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

         The Company's primary interest rate risk relates to its interest rate swap facility, which is based on the three-month LIBOR rate. At March 31, 2002, the Company's annual benefit under the interest rate swap totaled $2.4 million. A hypothetical 10% change in the LIBOR rate applied to the March 31, 2002 balance of the interest rate swap agreement for a duration of one year would result in additional interest expense of approximately $112,000.

         The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 12% of total revenues in the three months ended March 31, 2002. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the euro would impact net earnings by approximately $248,000.

                            PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     11.   Computation of Earnings per Share


(b)  Reports on Form 8-K

     The Company has not filed any Current Reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MATRIA HEALTHCARE, INC.


May 14, 2002                  By:   /s/  Parker H. Petit
                                         ---------------------------------------
                                         Parker H. Petit
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                   /s/   George W. Dunaway
                                         ---------------------------------------
                                         George W. Dunaway, Vice President--
                                         Finance and Chief Financial Officer
                                         (Principal Financial Officer)