Form 10-Q
period 2002-06-30
MATRIA HEALTHCARE INC
filed 2002-08-14
CIK 1007228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

                                   Yes X     No
                                   ------    ------
     The number of shares outstanding of the issuer's only class of common stock, $.01 par value, together with associated common stock purchase rights, as of August 1, 2002 was 9,141,207.

                             MATRIA HEALTHCARE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2002

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION

         Item 1.  Financial Statements.........................................3
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................19
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..26


PART II--OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................27


SIGNATURES ...................................................................28

                          Part I--Financial Information

Item 1.  Financial Statements



                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                      June 30,     December 31,
ASSETS                                                                                  2002           2001
                                                                                     ---------     ------------

Current assets:
     Cash and cash equivalents .....................................                    $  2,526         1,983
     Short-term investments ........................................                          92           116
     Trade accounts receivable, less allowances of $7,120 and
        $7,025 at June 30, 2002 and December 31, 2001, respectively                       52,211        52,054
     Inventories ...................................................                      20,677        21,306
     Prepaid expenses and other current assets .....................                      17,654        14,040
                                                                                         -------       -------
        Total current assets .......................................                      93,160        89,499
Property and equipment, less accumulated depreciation of $29,889 and
   $26,518 at June 30, 2002 and December 31, 2001, respectively ....                      25,109        18,722
Intangible assets, less accumulated amortization of $29,717 and
   $29,211 at June 30, 2002 and December 31, 2001, respectively ....                     112,777       109,634
Deferred income taxes ..............................................                      25,402        24,715
Other assets .......................................................                      19,804        18,053
                                                                                         -------       -------
                                                                                        $276,252       260,623
                                                                                         =======       =======

See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)


                                                                                        June 30,       December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                      2002             2001
                                                                                  -----------------  -----------------

Current liabilities:
     Current installments of long-term debt..........................                      $ 1,549          615
     Accounts payable, principally trade ............................                       24,620       22,651
     Accrued liabilities ............................................                        9,956        9,619
                                                                                            ------       ------
        Total current liabilities ...................................                       36,125       32,885
Long-term debt, excluding current installments ......................                      117,224      114,575
Other long-term liabilities .........................................                        8,191        8,266
                                                                                           -------      -------
        Total liabilities ...........................................                      161,540      155,726
                                                                                           -------      -------
Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 25,000 shares:
        issued and outstanding -- 9,190 and 8,927 shares
        at June 30, 2002 and December 31, 2001, respectively.........                           92           89
     Additional paid-in capital .....................................                      294,929      290,070
     Accumulated deficit ............................................                     (180,138)    (181,035)
     Accumulated other comprehensive loss ...........................                         (171)        (692)
     Notes receivable and accrued interest from shareholder .........                           --       (3,535)
                                                                                          --------      -------
          Total common shareholders' equity .........................                      114,712      104,897
                                                                                          --------      -------
                                                                                         $ 276,252      260,623
                                                                                         =========      =======



See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                                ---------------------------    --------------------------
                                                                   2002        2001                2002          2001
                                                                -------------  ------------    ------------  ------------

Revenues ....................................................    $69,403      64,838               134,591     126,206

Cost of revenues ............................................     41,154      35,025                77,810      68,475
Selling and administrative expenses .........................     23,868      18,770                44,604      36,606
Provision for doubtful accounts .............................      2,086       1,995                 3,928       3,773
Amortization of intangible assets ...........................        140       2,456                   280       4,913
                                                                  ------      ------                ------      ------
       Operating earnings ...................................      2,155       6,592                 7,969      12,439
Interest expense, net .......................................     (3,274)     (1,518)               (6,501)     (3,225)
Other income (expense), net .................................        (82)         21                    29        (738)
                                                                  ------      ------                ------      ------
       Earnings (loss) before income taxes ..................     (1,201)      5,095                 1,497       8,476
Income tax expense (benefit) ................................       (480)      2,050                   600       3,400
                                                                  ------      ------                ------      ------
       Net earnings (loss) ..................................       (721)      3,045                   897       5,076
Preferred stock dividend requirements .......................        --         (796)                   --      (1,596)
Accretion of preferred stock ................................        --         (109)                   --        (218)
Gain on repurchase of preferred stock .......................        --        2,139                    --       2,139
                                                                  ------      ------                ------      ------
       Net earnings (loss) available to common shareholders     $   (721)      4,279                   897       5,401
                                                                  =======     ======                ======      ======
Net earnings (loss) per common share:
      Basic .................................................   $  (0.08)   $   0.49              $   0.10    $   0.62
                                                                  ======      ======                ======      ======
      Diluted ...............................................   $  (0.08)   $   0.48              $   0.10    $   0.61
                                                                  ======      ======                ======      ======
Weighted average shares outstanding:
      Basic .................................................      9,055       8,721                 9,012       8,735
                                                                  ======      ======                ======      ======
      Diluted ...............................................      9,055       9,056                 9,229       9,003
                                                                 =======      ======                ======      ======


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                       -----------------------------
                                                                             2002         2001
                                                                       --------------  -------------

Cash Flows from Operating Activities:
   Net earnings .........................................................   $   897      5,076
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization ..................................     3,518      7,528
         Amortization of debt discount and expenses .....................       686         --
         Provision for doubtful accounts ................................     3,928      3,773
         Deferred tax expense (benefit) .................................      (273)     2,558
         Non-cash loss on settlement of note receivable from shareholder      2,508         --
         Proceeds from termination of interest rate swap agreement ......     2,380         --
         Changes in assets and liabilities:
            Trade accounts receivable ...................................    (5,327)    (9,337)
            Inventories .................................................       772       (239)
            Prepaid expenses and other current assets ...................    (3,287)    (2,874)
            Non current assets ..........................................    (2,167)    (1,041)
            Accounts payable ............................................     2,648       (380)
            Accrued and other liabilities ...............................      (445)    (1,788)
                                                                              -----      -----
               Net cash provided by continuing operations ...............     5,838      3,276
               Net cash provided by discontinued operations .............       577      1,505
                                                                              -----      -----
                 Net cash provided by operating activities ..............     6,415      4,781
                                                                              -----      -----
Cash Flows from Investing Activities:
   Purchases of property and equipment ..................................    (8,776)    (4,123)
   Purchases of property and equipment related to discontinued operations        --        (17)
   Acquisition of businesses, net of cash acquired ......................      (774)        --
   Proceeds from disposition of business ................................        --     18,076
                                                                             ------     ------
                 Net cash provided by (used in) investing activities ....    (9,550)    13,936
                                                                             ------     ------
Cash Flows from Financing Activities:
   Borrowings under credit agreement ....................................     8,500     33,562
   Proceeds from issuance of debt .......................................     1,462      1,013
   Principal repayments of long-term debt ...............................    (9,184)   (33,965)
   Proceeds from issuance of common stock ...............................     1,858        174
   Repurchases of common stock ..........................................        --       (976)
   Repurchase of preferred stock ........................................        --    (18,931)
   Preferred stock dividend payments ....................................        --     (1,971)
                                                                             ------     ------
                 Net cash provided by (used in) financing activities ....     2,636    (21,094)
                                                                             ------     ------
Effect of exchange rate changes on cash and cash equivalents ............     1,042       (579)
                                                                             ------     ------
                 Net increase (decrease) in cash and cash equivalents ...       543     (2,956)
Cash and cash equivalents at beginning of year ..........................     1,983      3,915
                                                                             ------     ------
Cash and cash equivalents at end of period ..............................   $ 2,526        959
                                                                             ======     ======
Supplemental disclosures of cash paid for:
  Interest ..............................................................   $ 5,953      3,536
                                                                             ======     ======
  Income taxes ..........................................................   $   413        474
                                                                             ======     ======

See accompanying notes to consolidated condensed financial statements.

              Notes to Consolidated Condensed Financial Statements
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


1.  General

    The consolidated condensed financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet for December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results for the full year ending December 31, 2002.

    The  consolidated   condensed  financial   statements  should  be  read  in
conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 2001.


2.  Comprehensive Earnings

    Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings (loss) for the three-month and six-month periods ended June 30, 2002 were $(155) and $1,418, respectively, and for the corresponding periods in 2001 were $2,882 and $4,660, respectively.


3.  Fair Value of Financial Instruments

    The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                               June 30, 2002
                                                        ---------------------------
                                                           Carrying        Fair
                                                            Amount         Value
                                                        ------------- -------------
Senior notes, net of unamortized discount ...............   $114,583    113,460
Interest rate swap arrangement ..........................   $    273        273



     The carrying amount of the senior notes is net of the unamortized discount and includes an adjustment to reflect the fair value of the portion of the senior notes hedged by the $60,000 notional amount interest rate swap arrangement. The estimated fair values of the above financial instruments are based upon the quoted market price of the senior notes and the estimated amount that the Company would have paid to terminate the interest rate swap agreement at June 30, 2002, considering interest rates at that time.

     In June 2002, the Company terminated the $60,000 notional amount interest rate swap agreement and received proceeds from the counterparty bank of $2,380. At the same time, the Company entered into a new interest rate swap arrangement with this bank in the notional amount of $60,000.

     In August 2002, the Company terminated the June 2002 interest rate swap arrangement and received proceeds from the counterparty bank of $1,150. The $3,530 of gains from the second and third quarter 2002 terminations of the interest rate swap agreements will be amortized as a reduction of interest expense over the remaining term of the senior notes (through May 2008). The Company is no longer a party to any interest rate swap agreement or other hedge against changes in the fair value of the Company's fixed rate debt obligation.

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

     The Company's operations are classified into two reportable business segments: Health Enhancement and Women's Health. The Health Enhancement segment has three components: (i) diabetes disease management, (ii) respiratory disease management, and (iii) medical device design and manufacturing services. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education, case and disease management; home uterine contraction monitoring; infusion therapy; gestational diabetes and hypertension management; and other monitoring and clinical services as prescribed by the patient's physician.

     The accounting policies of the segments are the same as those for the consolidated entity. Operating earnings of the Health Enhancement and Women's Health segments were reduced by amortization of goodwill of $4,351 and $282, respectively, for the six months ended June 30, 2001. As discussed in note 5, no amortization of goodwill was recorded for the six months ended June 30, 2002. Severance and related costs of $1,392 and $391 were incurred in the Health Enhancement and Women's Health segments, respectively, during the six months ended June 30, 2002. Operating earnings by business segment exclude interest income and interest expense. An allocation of Corporate expenses for shared services has been charged to the segments.

     Summarized financial information as of and for the three-month and six-month periods ended June 30, 2002 and 2001 by business segment follows:

                                                              Revenues                    Earnings (loss) before
                                                                                               income taxes
                                                   -------------------------------       -------------------------
          Three Months Ended June 30,                   2002            2001                 2002         2001
                                                   ---------------  --------------        -----------  -----------

Health Enhancement                                    $44,084          38,024               3,449        3,895
Women's Health                                         25,327          26,857               3,649        4,612
Intersegment sales                                         (8)            (43)                 --           --
                                                       ------          ------               -----        -----
      Total segments                                   69,403          64,838               7,098        8,507
General corporate                                          --              --              (4,943)      (1,915)
Interest expense, net                                      --              --              (3,274)      (1,518)
Other income, net                                          --              --                 (82)          21
                                                       ------          ------               -----        -----
      Consolidated revenues and earnings
     (loss) before income taxes                       $69,403          64,838              (1,201)       5,095
                                                      =======          ======               =====        =====

                                                                Revenues                  Earnings before income
                                                                                                  taxes
                                                     -------------------------------      ------------------------
           Six Months Ended June 30,                       2002             2001               2002        2001
                                                     ---------------  --------------      -----------  -----------

Health Enhancement                                        $84,783          73,943             7,351       7,499
Women's Health                                             49,819          52,386             7,513       8,876
Intersegment sales                                            (11)           (123)               --          --
                                                          -------         -------            ------      ------
     Total segments                                       134,591         126,206            14,864      16,375
General corporate                                              --              --            (6,895)     (3,936)
Interest expense, net                                          --              --            (6,501)     (3,225)
Other income, net                                              --              --                29        (738)
                                                          -------         -------            ------      ------
     Consolidated revenues and earnings
     before income taxes                                 $134,591         126,206             1,497       8,476
                                                         ========         =======             =====      ======

                                                        Identifiable assets
                                                   -------------------------------
                                                      June 30,      December 31,
                                                        2002            2001
                                                   ---------------  --------------

Health Enhancement                                    $183,741         169,818
Women's Health                                          34,747          36,081
General corporate                                       57,764          54,724
                                                       -------         -------
   Consolidated assets                                $276,252         260,623
                                                      ========         =======


     The Company's revenues from operations outside the U.S. were approximately 17% and 14% of total revenues for the three-month periods ended June 30, 2002 and 2001, respectively; and 17% and 15% of total revenues for the six-month periods ended June 30, 2002 and 2001, respectively. No single customer accounted for 10% of consolidated net revenue in any of these periods.

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

     During the first quarter of 2002, the Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. The carrying values of goodwill as of June 30, 2002 and December 31, 2001 were as follows:

                                                Health           Women's
                                              Enhancement         Health           Total
                                           -----------------  --------------- ----------------
Carrying value at December 31, 2001 .........   $ 104,832        2,682           107,514
Additional goodwill from acquisition (note 7)       3,649           --             3,649
Tax benefit of additional deductible goodwill        (226)          --              (226)
                                                ---------        -----           -------
Carrying value at June 30, 2002 .............   $ 108,255        2,682           110,937
                                                =========       ======           =======


     In connection with the adoption of SFAS 142, the Company also reassessed the useful lives, residual values and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets were as follows:

                                    June 30,      December 31,
                                      2002             2001
                                 ---------------- ------------------
Gross carrying amounts:
    Patient lists .......            $ 3,300            3,300
    Non-compete agreement                500              500
                                      ------            -----
                                       3,800            3,800
Accumulated amortization              (1,960)          (1,680)
                                      ------            -----
                                     $ 1,840            2,120
                                      ======            =====

     Amortization expense for the six months ended June 30, 2002 was $280 and is
estimated  to  be  $560  for  the  year  ended  December  31,  2002.   Estimated
amortization expense for the five succeeding years is as follows:

         2003                                   $ 560
         2004                                     200
         2005                                     200
         2006                                     200
         2007                                     200


     The reconciliation of reported net earnings adjusted for the adoption of SFAS 142 is as follows:

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
                                                                    ------------------------------------------------
                                                                       2002         2001          2002      2001
                                                                    ------------ -----------   ---------------------
Net earnings (loss) available to common shareholders

As reported .................................................   $    (721)         4,279           897      5,401
Add back:  Goodwill amortization, net of tax ................          --          1,384            --      2,775
                                                                     ----          -----           ---      -----
Adjusted net earnings (loss) available to common shareholders   $    (721)         5,663           897      8,176
                                                                     ====          =====           ===      =====
Net earnings (loss) per common share
   Basic:
As reported .................................................   $   (0.08)          0.49          0.10       0.62
Add back: Goodwill amortization, net of tax .................          --           0.16            --       0.32
                                                                     ----           ----          ----       ----
Adjusted net earnings (loss) per common share ...............   $   (0.08)          0.65          0.10       0.94
                                                                     ====           ====          ====       ====
   Diluted:
As reported .................................................   $   (0.08)          0.48          0.10       0.61
Add back: Goodwill amortization, net of tax .................          --           0.15            --       0.31
                                                                     ----           ----          ----       ----
Adjusted net earnings (loss) per common share ...............   $   (0.08)          0.63          0.10       0.92
                                                                     ====           ====          ====       ====

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 had no impact on the Company's financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("Issue 94-3"). The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. It also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

6.  Supplemental Guarantor/Non-Guarantor Financial Information

     Supplemental financial information is being provided in connection with the Company's senior notes. The senior notes are unconditionally guaranteed by the Company and its domestic subsidiaries. All guarantees are joint and several. Each of the domestic and foreign subsidiaries is 100% owned by the Company.

     The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor foreign subsidiaries on a combined basis.

                     Consolidating Condensed Balance Sheets
                                  June 30, 2002
                                   (Unaudited)

                                                    Matria       Guarantor   Non-Guarantor
                                                 Healthcare,      Domestic     Foreign
                                                     Inc.       Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                ----------------------------------------------------------------------------
ASSETS
Cash,cash equivalents and short-term investments  $  1,976          634           8            --          2,618
Trade accounts receivable, net ...............      21,156       24,486        6,569           --         52,211
Inventories ..................................       2,235       11,735        6,707           --         20,677
Other current assets .........................       7,212        9,540          902           --         17,654
                                                    ------       ------       ------       --------     --------
     Total current assets ....................      32,579       46,395       14,186           --         93,160

Property and equipment, net ..................      10,810       13,671          628           --         25,109
Intangible assets, net .......................       2,682      105,217        4,878           --        112,777
Investment in subsidiaries ...................     110,095           --           --       (110,095)          --
Deferred income taxes ........................      25,402           --           --           --         25,402
Other long-term assets .......................      19,727           77           --           --         19,804
                                                   -------      -------       ------       --------      -------
                                                 $ 201,295      165,360       19,692       (110,095)     276,252
                                                   =======      =======       ======       ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt .......   $   1,526           23           --           --          1,549
Other current liabilities ....................       9,887       17,760        6,929           --         34,576
                                                  --------       ------        -----       --------      -------
     Total current liabilities ...............      11,413       17,783        6,929           --         36,125

Long-term debt, excluding current installments     111,764           10        5,450           --        117,224
Intercompany .................................         585       16,684      (17,269)          --             --
Other long-term liabilities ..................       7,422          622          147           --          8,191
                                                  --------       ------       ------       --------      -------
     Total liabilities .......................     131,184       35,099       (4,743)          --        161,540
                                                  --------       ------       ------       --------      -------
Common Shareholders' equity
Common stock .................................          92           --          --            --             92
Additional paid-in capital ...................     294,929      105,217        4,878       (110,095)     294,929
Accumulated earnings (deficit) ...............    (228,609)      33,216       15,255           --       (180,138)
Other ........................................       3,699       (8,172)       4,302           --           (171)
                                                  --------      -------       ------      --------       -------
     Total common shareholders' equity .......      70,111      130,261       24,435      (110,095)      114,712
                                                  --------      -------       ------      --------       -------
                                                 $ 201,295      165,360       19,692      (110,095)      276,252
                                                  ========      =======       ======      ========       =======

                     Consolidating Condensed Balance Sheets
                                December 31, 2001
                                   (Unaudited)

                                                   Matria         Guarantor       Non-Guarantor
                                                 Healthcare,       Domestic          Foreign
                                                     Inc.        Subsidiaries      Subsidiaries     Eliminations  Consolidated
                                             ---------------------------------------------------------------------------------
ASSETS
Cash, cash equivalents and short-term investments   $  1,435            535                129            --         2,099
Trade accounts receivable, net ..................     22,939         23,740              5,375            --        52,054
Inventories .....................................      2,151         13,155              6,000            --        21,306
Other current assets ............................      5,885          7,119              1,036                      14,040
                                                      ------         ------             ------        ------        ------
     Total current assets .......................     32,410         44,549             12,540            --        89,499

Property and equipment, net .....................     11,254          6,985                483            --        18,722
Intangible assets, net ..........................      2,682        101,974              4,978            --       109,634
Investment in subsidiaries ......................    106,952             --                 --      (106,952)           --
Deferred income taxes ...........................     24,715             --                 --            --        24,715
Other long-term assets ..........................     17,879            174                 --            --        18,053
                                                     -------        -------             ------       -------       -------
                                                   $ 195,892        153,682             18,001      (106,952)      260,623
                                                     =======        =======             ======       =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt ..........    $   484            131                 --            --           615
Other current liabilities .......................      9,942         16,612              5,716            --        32,270
                                                      ------         ------              -----       -------       -------
     Total current liabilities ..................     10,426         16,743              5,716            --        32,885

Long-term debt, excluding current installments ..    108,015             21              6,539            --       114,575
Intercompany ....................................     (2,053)        18,499            (16,446)           --            --
Other long-term liabilities .....................      7,757            467                 42            --         8,266
                                                     -------         ------             ------       -------       -------
     Total liabilities ..........................    124,145         35,730             (4,149)           --       155,726
                                                     -------         ------             ------       -------       -------

Common shareholders' equity
     Common stock  ..............................         89             --                 --            --            89
     Additional paid-in capital .................    290,070        101,974              4,978      (106,952)      290,070
     Accumulated earnings (deficit) .............   (218,916)        24,150             13,731            --      (181,035)
     Other ......................................        504         (8,172)             3,441            --        (4,227)
                                                     -------        -------             ------       -------       -------
     Total common shareholders' equity ..........     71,747        117,952             22,150      (106,952)      104,897
                                                     -------        -------             ------       -------       -------
                                                   $ 195,892        153,682             18,001      (106,952)      260,623
                                                     =======        =======             ======       =======       =======

                Consolidating Condensed Statements of Operations
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

                                         Matria    Guarantor   Non-Guarantor
                                      Healthcare,   Domestic      Foreign
                                          Inc.    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                      -------------------------------------------------------------------
Revenues ..........................    $ 49,819      62,526       22,257       (11)          134,591

Cost of revenues ..................      21,005      38,739       18,077       (11)           77,810
Selling and administrative expenses      29,222      13,118        2,264        --            44,604
Provision for doubtful accounts ...       2,501       1,427           --        --             3,928
Amortization of intangible assets .          --         180          100        --               280
                                         ------      ------       ------    ------           -------
     Operating earnings (loss) ....      (2,909)      9,062        1,816        --             7,969

Interest expense, net .............      (6,282)         (8)        (211)       --            (6,501)
Other income (expense), net .......          93          12          (76)       --                29
                                         ------      ------       ------    ------           -------
     Earnings (loss) before income
taxes .............................      (9,098)      9,066        1,529        --             1,497
Income tax expense ................         595         --             5        --               600
                                         ------       -----        -----    ------           -------
     Net earnings (loss) ..........    $ (9,693)      9,066        1,524        --               897
                                         ======       =====        =====    ======           =======



                Consolidating Condensed Statements of Operations
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

                                           Matria       Guarantor    Non-Guarantor
                                         Healthcare,     Domestic       Foreign
                                             Inc.      Subsidiaries   Subsidiaries  Eliminations Consolidated
                                      -----------------------------------------------------------------------

Revenues ..........................        $53,655        53,778        19,257            (484)       126,206

Cost of revenues ..................         21,589        31,873        15,497            (484)        68,475
Selling and administrative expenses         25,984         8,584         2,038              --         36,606
Provision for doubtful accounts ...          2,740         1,030             3              --          3,773
Amortization of intangible assets..            282         4,383           248              --          4,913
                                            ------        ------        ------          ------         ------
   Operating earnings .............          3,060         7,908         1,471              --         12,439

Interest income (expense), net ....         (3,024)            2          (203)             --         (3,225)
Other income (expense), net .......           (756)            4            14              --           (738)
                                            ------        ------        ------          ------         ------
   Earnings (loss) before income taxes        (720)        7,914         1,282              --          8,476
Income tax expense ................          3,400            --            --              --          3,400
                                            ------        ------        ------          ------         ------
   Net earnings (loss).............       $ (4,120)        7,914         1,282              --          5,076
                                            ======        ======        ======          ======         ======


                Consolidating Condensed Statements of Cash Flows
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)
                                                                Matria         Guarantor    Non-Guarantor
                                                               Healthcare,      Domestic       Foreign
                                                                 Inc.         Subsidiaries   Subsidiaries   Consolidated
                                                              -----------------------------------------------------------

    Net cash provided by (used in) continuing operations        $ (4,321)        9,066         1,093           5,838
    Net cash provided by discontinued operations..........            --           577            --             577
                                                                   -----         -----         -----           -----
        Net cash provided by (used in)operating activities        (4,321)        9,643         1,093           6,415
                                                                   -----         -----         -----           -----
Cash Flows from Investing Activities:
     Purchases of property and equipment..................        (1,881)       (6,650)         (245)         (8,776)
     Acquisition of business, net of cash acquired .......          (274)         (500)           --            (774)
                                                                   -----         -----         -----           -----
        Net cash used in investing activities ............        (2,155)       (7,150)         (245)         (9,550)
                                                                   -----         -----         -----           -----
Cash Flows from Financing Activities:
     Borrowings under credit agreement ...................         8,500           --             --           8,500
     Proceeds from issuance of debt ......................         1,462           --             --           1,462
     Principal repayments of long-term debt ..............        (7,977)         (118)       (1,089)         (9,184)
     Proceeds from issuance of common stock ..............         1,858           --             --           1,858
                                                                   -----         -----         -----           -----
        Net cash provided by (used in)financing activities         3,843          (118)       (1,089)          2,636
                                                                   -----         -----         -----           -----
Effect of exchange rate changes on cash and cash equivalents          --           --          1,042           1,042
Net change in intercompany balances ......................         3,198         2,276)         (922)             --
                                                                   -----         -----         -----           -----
        Net increase (decrease) in cash and cash equivalents         565            99          (121)            543

Cash and cash equivalents at beginning of year............         1,319           535           129           1,983
                                                                   -----         -----         -----           -----
Cash and cash equivalents at end of period................       $ 1,884           634             8           2,526
                                                                   =====         =====         =====           =====


                Consolidating Condensed Statements of Cash Flows
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)

                                                               Matria       Guarantor      Non-Guarantor
                                                            Healthcare,      Domestic         Foreign
                                                                Inc.       Subsidiaries     Subsidiaries   Consolidated
                                                           ------------------------------ ------------------------------
Cash Flows from Operating Activities:

    Net cash provided by (used in) continuing operations     $ (2,255)        6,721          (1,190)        3,276
    Net cash provided by discontinued operations .......           --         1,505              --         1,505
                                                                -----         -----           -----         -----
       Net cash provided by (used in) operating activities     (2,255)        8,226          (1,190)        4,781
                                                                -----         -----           -----         -----
Cash Flows from Investing Activities:
     Purchases of property and equipment ...............       (2,786)       (1,357)              3        (4,140)
     Proceeds from disposition of business .............           --        18,076              --        18,076
                                                                -----        ------          ------        ------
       Net cash provided by (used in)investing activities      (2,786)       16,719               3        13,936
                                                                -----        ------          ------        ------
Cash Flows from Financing Activities:
     Borrowings under credit agreement .................       33,562           --               --        33,562
     Proceeds from issuance of  debt ...................        1,013           --               --         1,013
     Principal repayments of long-term debt ............      (33,915)         (50)              --       (33,965)
     Proceeds from issuance of common stock ............          174           --               --           174
     Repurchases of common stock .......................         (976)          --               --          (976)
     Repurchase of preferred stock .....................      (18,931)          --               --       (18,931)
     Preferred stock dividend payments .................       (1,971)          --               --        (1,971)
                                                               ------       ------           ------        ------
       Net cash used in financing activities ...........      (21,044)         (50)              --       (21,094)
                                                               ------       ------           ------        ------
Effect of exchange rate changes on cash and cash
equivalents ............................................           --           --             (579)         (579)
Net change in intercompany balances ....................       24,398      (25,389)             991            --
                                                               ------       ------           ------        ------
       Net decrease in cash and cash equivalents .......       (1,687)        (494)            (775)       (2,956)

Cash and cash equivalents at beginning of year .........        1,524        1,045            1,346         3,915
                                                               ------       ------           ------        ------
Cash and cash equivalents at end of period .............     $   (163)         551              571           959
                                                               ======       ======           ======        ======

7.  Acquisitions

    On April 29, 2002, the Company entered into a purchase and sale agreement to acquire Quality Oncology, Inc. ("QO"), a national provider of cancer disease management services, for consideration valued for financial statement purposes at approximately $20,000. Under the terms of the agreement, it is estimated that the Company will pay $3,000 (less previously paid advances and deposits of $2,000) in cash and issue approximately 888,000 shares of common stock. Additional financial consideration will be paid in 2004 based upon 2003 operating results. Management estimates that the additional consideration will be between $20,000 and $30,000, although the amount could be more or less depending on 2003 performance. The acquisition is expected to be completed late in the third quarter of 2002. LifeMetrix, Inc., the parent company of QO, can terminate the purchase and sale agreement if the average closing price of the Company's common stock during the ten-day trading period ending three days prior to the closing date is less than $15 per share. On August 12, 2002, the closing price of the Company's common stock was $7.35 per share.

     Effective June 14, 2002, the Company acquired MarketRing.com ("MarketRing"), a healthcare information technology company. The purchase price was paid by the issuance of approximately 296,000 shares of common stock valued at $3,781 (based on average closing price of the Company's common stock during the three-day trading period ended June 14, 2002). In addition, the Company may issue up to 27,500 shares of common stock upon the exercise of MarketRing stock options assumed and a warrant issued by the Company in connection with the acquisition. The Company has recorded goodwill of $3,649 related to this acquisition. However, at this time, the Company has not completed its final assessment of the allocation of the purchase price in order to determine whether a portion of the purchase price may be allocated to identifiable intangible assets or deferred tax assets. The Company's financial statements include the operations of MarketRing commencing on June 14, 2002.

8.  Long-Term Debt

     The Company has a senior revolving credit facility with a borrowing capacity of $30,000. The facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest at the Company's option of (i) prime plus 1.5% to 2.5% or (ii) the LIBOR rate plus 2.5% to 3.5%. The facility requires a commitment fee payable quarterly, in arrears, of 1.0% to 1.5%, based upon the unused portion. The Company currently is in default of the fixed charge coverage ratio and leverage ratio covenants of the loan agreement governing this facility and, therefore, is unable to draw on the facility. The Company does not have any outstanding borrowings under this facility and does not currently anticipate any need for borrowing. The Company is in discussions with its lenders, but there can be no assurance that the Company will be able to obtain a waiver of the non-compliance on terms acceptable to the Company. The Company is also considering alternatives to its existing facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Matria Healthcare Inc. ("the Company") is a leading provider of comprehensive, integrated disease management services to patients, physicians, health plans and employers. Matria's strategy is to focus on providing cost-saving solutions for five of the most costly chronic diseases and medical conditions in the nation: diabetes, obstetrical conditions, respiratory disorders, cancer and cardiovascular disease. The Company's disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, mail-order supply and clinical services.

     In April 2002, the Company further expanded its offerings of services by signing an agreement to acquire Quality Oncology, Inc. ("QO"), a national provider of cancer disease management programs. The acquisition of QO is expected to be completed late in the third quarter of 2002 (see "Liquidity and Capital Resources" below). The Company also entered into a vendor management agreement allowing it to offer cancer disease management services provided by QO on a contract basis to certain agreed upon customers. Also in April 2002, the Company introduced its cardiovascular disease management program, which includes the management of patients afflicted with Coronary Artery Disease, Congestive Heart Failure and hypertensive disorders. Effective June 14, 2002, the Company acquired MarketRing.com ("MarketRing"), a healthcare information technology company. MarketRing has certain proprietary technology that the Company has previously licensed and currently utilizes with its TRAX (Trade Mark) disease management system. The Company intends to utilize this technology to facilitate the development of sophisticated website portals for patients, physicians, payors and employers under its current and future disease management contracts.

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


Results of Operations

     Revenues increased $4.6 million, or 7.0%, and $8.4 million, or 6.6%, for the three-month and six-month periods ended June 30, 2002 compared to the same periods in 2001. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $6.1 million, or 15.9%, and $10.8 million, or 14.7%, for the three-month and six-month periods. Revenues in the Women's Health segment decreased $1.5 million, or 5.7%, and $2.6 million, or 4.9%, for the three-month and six-month periods due primarily to a decline in the patient census for preterm labor management services, combined with a change in the patient therapy mix.

     Cost of revenues as a percentage of revenues increased to 59.3% for the three-month period ended June 30, 2002 from 54.0% for the same period in 2001. For the six-month period, the percentage increased to 57.8% in 2002 from 54.3% in 2001. The increase was primarily the result of the variance in revenues noted above, since the cost of revenues as a percentage of revenues of the Health Enhancement segment is higher than this percentage for the Women's Health segment. Also, the cost of revenues as a percentage of revenues in the Health Enhancement segment increased due to inefficiencies of the expanded packaging operations of Facet Technologies in advance of the installation of a new automated production line. The cost of revenues as a percentage of revenues in the Women's Health segment has increased in 2002 due to a significant price increase in one of the primary drugs used in its preterm labor management program.

     Selling and administrative expenses for the three-month period ended June 30, 2002 included a one-time, non-cash charge of $2.5 million related to the retirement of a $3.5 million note receivable from a shareholder (a former executive of Matria predecessor Tokos Medical). The note, which matured on June 30, 2002, stipulated that the balance could be settled in full by surrender of collateral consisting of 125,000 shares of the Company's common stock, generating a charge equal to the difference between the book value of the note and the closing market value on June 30, 2002 of the 125,000 shares. Excluding this item, selling and administrative expenses as a percentage of revenues increased to 30.8% from 28.9% for the three-month period ended June 30, 2002 compared to the same period in 2001. This increase was due primarily to a $500,000 charge for severance and related expenses and due to increases in the Health Enhancement segment where direct-response advertising expenses and costs related to customer service increased to support higher revenue levels. For the six-month period, the percentage increased to 31.3% from 29.0%, also due to $1.8 million of year-to-date severance and related expenses and due to the direct-response advertising and customer service costs. Selling and administrative expenses as a percentage of revenue decreased slightly in the Women's Health segment during the quarter and year-to-date.

     The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Health Enhancement segment was approximately 2% for the three-month and six-month periods ended June 30, 2002 and 2001. The provision for doubtful accounts as a percentage of revenues in the Women's Health segment was approximately 5% for the three-month and six-month periods of 2002 and 2001. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors.

     Amortization of intangible assets decreased in 2002 by $2.3 million for the three-month period and $4.6 million for the six-month period compared to 2001 due to the discontinuance of amortization of goodwill resulting from the adoption of SFAS 142 in January 2002 (see "New Accounting Standards" below where discussed).

     Net interest expense increased by $1.8 million, or 113%, for the three-month period and by $3.3 million, or 97%, for the six-month period ended June 30, 2002 compared to the same periods in 2001 due to a higher average outstanding debt balance and higher interest rates resulting from the 11% senior notes issued on July 9, 2001. The proceeds from this offering were used to repay all amounts outstanding under the Company's former bank credit facility and to repurchase the subordinated acquisition notes, all shares of preferred stock (and thereby eliminate their dividend requirements) and common stock warrants. This increase is net of the benefit of $563,000 and $1.1 million, respectively, for the three-month and six-month periods of 2002 from the interest rate swap arrangement (discussed below in "Liquidity and Capital Resources"). The weighted average interest rates (including debt discount and expense amortization) on outstanding indebtedness for the six-month periods ended June 30, 2002 and 2001 were 11.31% and 8.28%, respectively.

     Other income (expense) for the six months ended June 30, 2001 included a $737,000 charge to reduce the carrying value amounts related to the Company's split dollar life insurance program. This non-cash expense was the result of declines in the stock market.


Liquidity and Capital Resources

     As of June 30, 2002, the Company had cash and short-term investments of $2.6 million. Net cash provided by continuing operations was $5.8 million for the six months ended June 30, 2002 compared to $3.3 million for the same period of 2001. This increase in cash flows from continuing operations resulted from improved cash flows related to changes in accounts receivable and accounts payable and from proceeds related to the termination of an interest rate swap agreement. The Company's total accounts receivable days' sales outstanding were 68 days' sales as of June 30, 2002, consisting of 63 days' sales for the Health Enhancement segment and 75 days' sales for the Women's Health segment. Lower net earnings (adjusted to exclude non-cash charges) negatively impacted cash flows from continuing operations.

     Effective August 2001, the Company entered into an interest rate swap transaction with a bank involving a notional amount of $60 million. In June 2002, the Company terminated this agreement and received proceeds from the counterparty bank of approximately $2.4 million. At the same time, the Company entered into a new interest rate swap arrangement with this bank in the notional amount of $60 million. As of June 30, 2002, the interest rate swap agreement was reflected at fair value of $273,000 payable to the bank on the Company's consolidated condensed balance sheet, and the related portion of fixed-rate debt being hedged was reflected at its net carrying value less an adjustment of $273,000, representing the change in fair value of the debt obligation attributable to the interest rate risk.

     In August 2002, the Company terminated the June 2002 interest rate swap arrangement and received proceeds from the counterparty bank of approximately
$1.1 million. The cash proceeds of $3.5 million from the second and third quarter 2002 terminations of the interest rate swap agreements will be amortized into income as a reduction of interest expense over the remaining term of the senior notes (through May 2008). The Company is no longer a party to any interest rate swap agreement or other hedge against changes in the fair value of the Company's fixed rate debt obligation.

     Net cash provided by discontinued operations of QDS were $577,000 and $1.5 million for the six months ended June 30, 2002 and 2001, respectively. These amounts represent collections of accounts receivable, less payments of salary costs of personnel retained to collect the accounts receivable and other accrued liabilities. As of June 30, 2002, the Company's balance sheet reflected approximately $1.3 million of accounts receivable that remain to be collected.

     Net cash provided by (used in) investing activities totaled $(9.6) million for the six months ended June 30, 2002 compared to $13.9 million for the same period of 2001. The 2001 amount included $18.1 million of proceeds from the sale of the business and certain assets of QDS. Capital expenditures for the six months ended June 30, 2002 and 2001 totaled $8.8 million and $4.1 million, respectively, relating primarily to the replacement and enhancement of computer information systems. The Company expects to expend approximately $12 million for capital items in 2002.

     In February 2002, the Company acquired substantially all of the assets of ChoicePoint Health Systems, Inc. ("ChoicePoint") for $650,000 in cash. In June 2002, the Company received $143,000 from ChoicePoint under a guarantee of collection of acquired accounts receivable.

     On June 14, 2002, the Company acquired MarketRing. The purchase price was paid by the issuance of approximately 296,000 shares of common stock valued at approximately $3.8 million (based on average closing price of the Company's common stock during the three-day trading period ended June 14, 2002). In addition, the Company may issue up to 27,500 shares of common stock upon the exercise of MarketRing stock options assumed and a warrant issued by the Company in connection with the acquisition. The Company has recorded goodwill of approximately $3.6 million related to this acquisition. However, at this time, the Company has not completed its final assessment of the allocation of the purchase price in order to determine whether a portion of the purchase price may be allocated to identifiable intangible assets or deferred tax assets.

     For the six months ended June 30, 2002, proceeds of $1.9 million were received from participants under the Company's stock purchase and stock option plans.

     The Company has a senior revolving credit facility with a borrowing capacity of $30.0 million. The facility is collateralized by accounts receivable, inventories, property and equipment and certain other assets of the Company. Borrowings under this agreement bear interest at the Company's option of (i) prime plus 1.5% to 2.5% or (ii) the LIBOR rate plus 2.5% to 3.5%. The facility requires a commitment fee payable quarterly, in arrears, of 1.0% to 1.5%, based upon the unused portion. The Company currently is in default of the fixed charge coverage ratio and leverage ratio covenants of the loan agreement governing this facility and, therefore, is unable to draw on the facility. The Company does not have any outstanding borrowings under this facility and does not currently anticipate any need for borrowing. The Company is in discussions with its lenders, but there can be no assurance that the Company will be able to obtain a waiver of the non-compliance on terms acceptable to the Company. The Company is also considering alternatives to its existing facility.

     In April 2002, the Company entered into a purchase and sale agreement to acquire QO for approximately $20 million. Under the terms of the agreement, it is estimated that the Company will pay $3 million (less previously paid advances and deposits of $2 million) in cash and issue approximately 888,000 shares of common stock. Additional consideration will be paid in 2004 based upon 2003 operating results. Management estimates that the additional consideration will be between $20 million and $30 million, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company's option, in cash, common stock or a combination of the two, provided that at least $10 million or 20% of the amount, whichever is lower, will be paid in cash. The acquisition is expected to be completed late in the third quarter of 2002. LifeMetrix, Inc., the parent company of QO, can terminate the purchase and sale agreement if the average closing price of the Company's common stock during the ten-day trading period ending three days prior to the closing date is less than $15 per share. On August 12, 2002, the closing price of the Company's common stock was $7.35 per share.

     The Company believes that its cash, other liquid assets, and operating cash flows, taken together, will provide adequate resources to fund ongoing operating requirements and planned capital expenditures. The Company intends to maintain a revolving credit facility to serve as a supplemental source of financing for other business opportunities.


Critical Accounting Estimates

     A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters; and (2) there would be a material effect on the financial statements from either using a different, also reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. The Company's critical accounting estimates are as follows:

     Revenue Recognition and Allowances for Uncollectible Accounts. Revenues for the Women's Health segment are generated by providing services through patient service centers. Revenues from these segments are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Health Enhancement segment provides services through its patient service centers, provides supplies to patients primarily on a mail-order basis, and assembles, packages and distributes lancing products to original equipment manufacturers. Revenues for services are recognized when services are provided and revenues from product sales are recognized when products are shipped (at which point risk of ownership passes to the customer). Revenues from this segment are recorded net of contractual and other discounts.

     The Company's clinical services and supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of monthly fees for each member of a health plan identified with a particular chronic disease or condition under contract or enrolled in the Company's program or on a case-rate basis. Some of the contracts for these services provide that a portion of the Company's fees is at risk, subject to the Company's performance against financial cost savings and clinical criteria. Fees earned under these contracts are determined through periodic settlements with the customer based on the Company's performance against these criteria. Actual performance under the terms of these contracts is assessed monthly and revenue is recognized on an estimated basis in the period the services are provided. Monthly estimates of revenues do not attempt to predict future changes in performance levels under these contracts. Currently, less than 5% of the Company's revenues are at risk under these arrangements.

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

     Goodwill and Other Intangible Assets. See "New Accounting Standards" below for a description of two new accounting pronouncements which have significantly changed the Company's accounting for goodwill and other intangible assets in 2002 and beyond. As of June 30, 2002, the Company had unamortized goodwill of $110.9 million and unamortized intangible assets of $1.8 million, which represented 41% of total assets. Under the new accounting standards, goodwill is no longer being amortized to expense, but instead will be tested for impairment at least annually. Other intangible assets are continuing to be amortized over their respective estimated useful lives and will be reviewed periodically for impairment.

     In testing for impairment, the Company will evaluate the fair value of the acquired companies to which the goodwill and other intangibles relate and determine whether changed circumstances indicate that any portion of the carrying value of the goodwill or other intangible assets may no longer be recoverable.

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

     The tax expense for the six months ended June 30, 2002 was $600,000, but the related tax liability will be largely offset by available net operating losses from prior years. Cash outflows in the first six months of 2002 for income taxes totaled $413,000, being comprised of state and foreign taxes for jurisdictions where net operating losses were not available. As of December 31, 2001, the Company's remaining net operating losses of $49.3 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future tax liabilities.

     The above listing is not intended to be a comprehensive list of all of the Company's accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Senior management periodically discusses the application and disclosure of these critical accounting estimates with the audit committee of the board of directors. See note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which contains additional accounting policies and other disclosures required by generally accepted accounting principles.


Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121").

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

     As of January 1, 2002, the date of adoption of SFAS 142, the Company had unamortized goodwill of $107.5 million and unamortized identifiable intangible assets of $2.1 million, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. During the first quarter of 2002, the Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. As a result, no amortization of goodwill was recorded for the six months ended June 30, 2002. Amortization expense related to goodwill was $4.6 million for the six months ended June 30, 2001. Also, the Company reassessed the useful lives, residual values and the classification of identifiable intangible assets and determined that they continue to be appropriate. Amortization expense related to identifiable intangible assets was $280,000 for both the six months ended June 30, 2002 and 2001.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. It also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 had no impact on the Company's financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("Issue 94-3"). The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. It also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.


Forward-Looking Information

     This Form 10-Q contains forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe", "anticipate", "estimate", "expect", "intend", "plan", "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained;
(ii) the loss of major customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company's exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition;
(vi) new technologies that render obsolete or non-competitive products and services offered by the Company, including the development of improved glucose monitoring products that eliminate the need for consumable testing supplies;
(vii) the ability of the Company to effectively integrate new technologies, such as those included in the systems infrastructure project and automated packing systems of the Health Enhancement segment; (viii) technology failures causing delayed, incomplete data or flawed data analysis; (ix) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (x) future healthcare or budget legislation or other health reform initiatives; (xi) increased exposure to professional negligence liability; (xii) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xiii) losses due to foreign currency exchange rate fluctuations or deterioration of economic or political conditions in foreign markets; (xiv) changes in company-wide or business unit strategies; (xv) the effectiveness of the Company's advertising, marketing and promotional programs and changes in patient therapy mix; (xvi) market acceptance of the Company's current and future disease management products; (xvii) inability to successfully manage the Company's growth; (xviii) acquisitions that strain the Company's financial and operational resources; (xix) inability to effect estimated cost savings and clinical outcomes improvements or to reach agreement with the Company's disease management customers with respect to the same; (xx) inability to accurately forecast performance under the Company's disease management contracts; (xxi) inability of the Company's disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company's performance under its disease management contracts; (xxii) increases in interest rates and general economic conditions and (xxiii) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2001. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risk from foreign exchange rates. The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 13% of total revenues in the six months ended June 30, 2002. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the euro would impact annual net earnings by approximately $320,000.

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     2. Purchase and Sale Agreement dated April 29, 2002, among the Company, LifeMetrix, Inc. and Quality Oncology, Inc. (incorporated by reference to Appendix A to the Prospectus/Proxy Statement/Solicitation Statement filed as part of the Company's Registration Statement No. 333-90944 on Form S-4 filed June 21, 2002).

     4. Waiver and First Amendment to First Amended and Restated Credit Agreement dated June 13, 2002, among the Registrant and certain Lenders named therein, Wachovia Bank, National Association as the Administrative Agent and Harris Trust and Savings Bank as Co-Agent.

     10.1 MarketRing.com, Inc. 1999 Stock Option and Stock Appreciation Rights Plan effective September 30, 1999.*

     10.2 MarketRing.com, Inc. Amendment No. 1 to 1999 Stock Option and Stock Appreciation Rights Plan dated July 14, 2000.*

     10.3 Change in Control Severance Compensation and Restrictive Covenant Agreement between the Registrant and Parker H. Petit effective February 19, 2002, as executed in the second quarter 2002.

     10.4 Change in Control Severance Compensation and Restrictive Covenant Agreement between the Registrant and Jeffrey D. Koepsell effective February 19, 2002, as executed in the second quarter 2002.

     10.5 Change in Control Severance Compensation and Restrictive Covenant Agreement between the Registrant and George W. Dunaway effective February 19, 2002, as executed in the second quarter 2002.

     10.6 Agreement and Plan of Merger dated May 30, 2002 among the Company, MRDC Acquisition Corp. and MarketRing.com, Inc.

     11.   Computation of Earnings per Share


(b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K on April 29, 2002 announcing the Company's agreement to acquire Quality Oncology (as amended by a Form 8-K/A filed the same day) and on April 30, 2002 reporting a conference call with related slide presentation to discuss the acquisition of Quality Oncology.

*Assumed by the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MATRIA HEALTHCARE, INC.


August 13, 2002                       By:   /s/  Parker H. Petit
                                            Parker H. Petit
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                            /s/  George W. Dunaway
                                            George W. Dunaway, Vice President--
                                            Finance and Chief Financial Officer
                                            (Principal Financial Officer)