Form 10-Q
period 2002-09-30
MATRIA HEALTHCARE INC
filed 2002-11-15
CIK 1007228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

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

                              Yes   X    No
                              ---------- ----------

The number of shares outstanding of the issuer's only class of common stock, $.01 par value, together with associated common stock purchase rights, as of November 1, 2002 was 10,051,463.

                             MATRIA HEALTHCARE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION

  Item 1.      Financial Statements...................................       3
  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................      22
  Item 3.      Quantitative and Qualitative Disclosures About Market Risk   30
  Item 4.      Controls and Procedures................................      30


PART II--OTHER INFORMATION

  Item 2.      Changes in Securities and Use of Proceeds..............      31
  Item 4.      Submission of Matters to a Vote of Security Holders....      31
  Item 6.      Exhibits and Reports on Form 8-K.......................      32


SIGNATURES               .............................................      33
CERTIFICATIONS           .............................................      34

                          Part I--Financial Information

Item 1.  Financial Statements



                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



ASSETS                                                                              September 30,        December 31,
------                                                                                   2002                2001
                                                                                 -------------------   ----------------

Current assets:
     Cash and cash equivalents                                                              $ 5,418              1,983
     Short-term investments                                                                      83                116
     Trade accounts receivable, less allowances of $8,711 and
        $7,025 at September 30, 2002 and December 31, 2001, respectively                     50,732             52,054
     Inventories                                                                             24,219             21,306
     Prepaid expenses and other current assets                                               15,639             14,040
                                                                                             ------             ------
          Total current assets                                                               96,091             89,499
Property and equipment, less accumulated depreciation of $31,602 and
   $26,518 at September 30, 2002 and December 31, 2001, respectively                         27,422             18,722
Intangible assets, less accumulated amortization of $29,970 and
   $29,211 at September 30, 2002 and December 31, 2001, respectively                        133,017            109,634
Deferred income taxes                                                                        26,913             24,715
Other assets                                                                                 19,554             18,053
                                                                                            -------             ------
                                                                                          $ 302,997            260,623
                                                                                          =========            =======



See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY                                                September 30,       December 31,
------------------------------------                                                    2002               2001
                                                                                  -----------------  -----------------

Current liabilities:
     Current installments of long-term debt                                                $ 1,162                615
     Accounts payable, principally trade                                                    28,135             22,651
     Accrued liabilities                                                                    17,914              9,619
                                                                                           -------             ------
          Total current liabilities                                                         47,211             32,885
Long-term debt, excluding current installments                                             118,051            114,575
Other long-term liabilities                                                                  8,088              8,266
                                                                                           -------            -------
          Total liabilities                                                                173,350            155,726
                                                                                           -------            -------

Common shareholders' equity:
     Common stock, $.01 par value.  Authorized 25,000 shares:
        issued and outstanding -- 10,051 and 8,927 shares
        at September 30, 2002 and December 31, 2001, respectively                              101                 89
     Additional paid-in capital                                                            311,102            290,070
     Accumulated deficit                                                                 (181,385)          (181,035)
     Accumulated other comprehensive loss                                                    (171)              (692)
     Notes receivable and accrued interest from shareholder                                     --            (3,535)
                                                                                         ---------           -------
          Total common shareholders' equity                                                129,647            104,897
                                                                                          --------            -------
                                                                                         $ 302,997            260,623
                                                                                         =========            =======


See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                              Three Months Ended             Nine Months Ended
                                                                                 September 30,                 September 30,
                                                                          ---------------------------    --------------------------
                                                                              2002          2001            2002           2001
                                                                          -------------  ------------    ------------  ------------

Revenues                                                                      $ 71,352        68,097         205,943       194,303

Cost of revenues                                                                42,926        37,420         120,736       105,895
Selling and administrative expenses                                             20,972        18,690          65,576        55,296
Provision for doubtful accounts                                                  4,032         1,991           7,960         5,764
Amortization of intangible assets                                                  140         2,457             420         7,370
                                                                           -----------     ---------       ---------     ---------
     Operating earnings from continuing operations                               3,282         7,539          11,251        19,978
Interest expense, net                                                          (3,494)       (3,453)         (9,995)       (6,678)
Other income (expense), net                                                      (613)            13           (584)         (725)
                                                                           -----------    ----------       ---------     ---------
     Earnings (loss) from continuing operations before income taxes              (825)         4,099             672        12,575
Income tax expense (benefit)                                                     (260)         1,650             340         5,050
                                                                           ----------     ----------      ----------     ---------
     Earnings (loss) from continuing operations                                  (565)         2,449             332         7,525
Loss from discontinued operations, net of income taxes                           (682)         (210)           (682)          (210)
                                                                           -----------    ----------       ---------     ---------
     Net earnings (loss)                                                       (1,247)         2,239           (350)         7,315
Preferred stock dividend requirements                                               --          (42)              --        (1,638)
Accretion of preferred stock                                                        --           (7)              --          (225)
  Gain (loss) on repurchases of preferred stock                                     --       (1,400)              --           739
                                                                            ----------     ---------       ---------     ---------

       Net earnings (loss) available to common shareholders                  $ (1,247)           790           (350)         6,191
                                                                             =========    ==========      ==========     =========

Net earnings (loss) per common share:
     Basic:
        Continuing operations                                                 $ (0.06)         0.11           0.04           0.73
        Discontinued operations                                                 (0.08)        (0.02)        ( 0.08)        ( 0.02)
                                                                            ----------    ---------       ---------      --------
                                                                              $ (0.14)         0.09          (0.04)          0.71
                                                                              ========    =========       =========     =========

     Diluted:
        Continuing operations                                                 $ (0.06)         0.11            0.04         0.72
        Discontinued operations                                                 (0.08)        (0.02)         ( 0.08)       (0.02)
                                                                           -----------    ----------      ---------      --------
                                                                              $ (0.14)         0.09           (0.04)        0.70
                                                                            ==========   ===========      =========     =========

Weighted average shares outstanding:
     Basic                                                                      9,161         8,736           9,062         8,735
                                                                           ==========    ==========       =========      ========
     Diluted                                                                    9,161         8,905           9,062         8,924
                                                                           ==========    ==========       =========      ========



See accompanying notes to consolidated condensed financial statements.

                    Matria Healthcare, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                  -----------------------------
                                                                                      2002            2001
                                                                                  --------------   ------------

Cash Flows from Operating Activities:
   Net earnings (loss)                                                                  $ (350)          7,315
   Less, loss from discontinued operations, net of income taxes                           (682)          (210)
                                                                                          -----          -----
   Earnings from continuing operations                                                      332          7,525
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                    5,419         11,229
         Amortization of debt discount and expenses                                       1,648            586
         Provision for doubtful accounts                                                  7,960          5,764
         Deferred tax expense (benefit)                                                 (1,253)          5,050
         Non-cash loss on settlement of note receivable from shareholder                  2,508             --
         Proceeds from termination of interest rate swap agreement                        3,053             --
         Changes in assets and liabilities:
            Trade accounts receivable                                                   (5,723)       (16,408)
            Inventories                                                                 (2,770)        (1,099)
            Prepaid expenses and other current assets                                   (2,795)        (3,664)
            Noncurrent assets                                                           (2,770)        (2,390)
            Accounts payable                                                             5,284            717
            Accrued and other liabilities                                                4,979          1,308
                                                                                         -----          -----
               Net cash provided by continuing operations                               15,872          8,618
               Net cash provided by discontinued operations                                517          2,409
                                                                                        ------         ------
                  Net cash provided by operating activities                             16,389         11,027
                                                                                        ------         ------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                                 (12,669)        (6,389)
   Purchases of property and equipment related to discontinued operations                   --            (17)
   Acquisition of businesses, net of cash acquired                                      (3,476)            --
   Proceeds from disposition of business                                                    --         18,076
                                                                                      ---------        ------
                  Net cash provided by (used in) investing activities                  (16,145)        11,670
                                                                                      ---------        ------

Cash Flows from Financing Activities:
   Borrowings under credit agreement                                                     8,500         36,000
   Proceeds from issuance of debt                                                        1,462          1,013
   Proceeds from  issuance of senior notes                                                  --        112,042
   Principal repayments of long-term debt                                               (9,660)      (126,500)
   Proceeds from issuance of common stock                                                1,858            609
   Repurchases of common stock and warrants                                                 --         (4,346)
   Repurchase of preferred stock                                                            --        (40,931)
   Preferred stock dividend payments                                                        --         (2,438)
                                                                                        -------        -------
                  Net cash provided by (used in) financing activities                    2,160        (24,551)
                                                                                        -------       --------

Effect of exchange rate changes on cash and cash equivalents                             1,031           (143)
                                                                                         ------        -------
                  Net increase (decrease) in cash and cash equivalents                   3,435         (1,997)
Cash and cash equivalents at beginning of year                                           1,983          3,915
                                                                                         ------        -------
Cash and cash equivalents at end of period                                              $ 5,418          1,918
                                                                                        =======        =======
Supplemental disclosures of cash paid for:
  Interest                                                                              $ 5,624          5,400
                                                                                        =======          =====
  Income taxes                                                                          $   657            725
                                                                                        =======          =====

Supplemental disclosure of noncash investing and financing activities:
  Equipment acquired under capital lease obligations                                      $ 131             --
                                                                                          =====        =======


See accompanying notes to consolidated condensed financial statements.

              Notes to Consolidated Condensed Financial Statements
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)


1.  General

     The consolidated condensed financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet for December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results for the full year ending December 31, 2002.

     The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 2001.


2.  Comprehensive Earnings

     Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings (loss) for the three-month and nine-month periods ended September 30, 2002 were $(1,247) and $171, respectively, and for the corresponding periods in 2001 were $2,455 and $7,115, respectively.


3.  Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                                                                September 30, 2002
                                                                            ---------------------------
                                                                              Carrying        Fair
                                                                               Amount         Value
                                                                            ------------- -------------
         Senior notes, net of unamortized discount                           $ 115,069        98,820


    The estimated fair value of the above financial instruments is based upon the quoted market price of the senior notes. The Company's other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.


4.  Business Segment Information

         The Company's reportable business segments are the strategic business units that offer different products and services. They are managed separately, and the Company evaluates performance based on operating earnings of the respective business unit.

     The Company's operations are classified into two reportable business segments: Health Enhancement and Women's Health. The Health Enhancement segment includes disease management and medical product design and manufacturing. Disease management involves identification, stratification, assessment, education, clinical interventions and products for the management of specified diseases and associated co-morbidities. The Company currently offers disease management services for diabetes, respiratory disease, cardiac disease and cancer. The Women's Health segment offers services designed to assist physicians and payors in the cost effective management of maternity patients including: specialized home nursing; risk assessment; patient education, case and disease management; home uterine contraction monitoring; infusion therapy; gestational diabetes and hypertension management; and other monitoring and clinical services as prescribed by the patient's physician.

     The accounting policies of the segments are the same as those for the consolidated entity. Operating earnings of the Health Enhancement and Women's Health segments were reduced by amortization of goodwill of $6,527 and $423, respectively, for the nine months ended September 30, 2001. As discussed in note 5, no amortization of goodwill was recorded for the nine months ended September 30, 2002. Severance and related costs of $1,392 and $391 were incurred in the Health Enhancement and Women's Health segments, respectively, during the nine months ended September 30, 2002. Operating earnings by business segment exclude interest income and interest expense. An allocation of corporate expenses for shared services has been charged to the segments.

     Summarized financial information as of and for the three-month and nine-month periods ended September 30, 2002 and 2001 by business segment follows:


                                                                                          Earnings (loss) before
                                                              Revenues                         income taxes
                                                   -------------------------------       -------------------------
        Three Months Ended September 30,                2002            2001                 2002         2001
        --------------------------------           ---------------  --------------        -----------  -----------

Health Enhancement                                    $47,005           41,724               2,761        4,804
Women's Health                                         24,370           26,373               3,148        4,293
Intersegment sales                                        (23)              --                  --           --
                                                     --------          -------             -------       ------
  Total segments                                       71,352           68,097               5,909        9,097
General corporate                                          --               --              (2,627)      (1,558)
Interest expense, net                                      --               --              (3,494)      (3,453)
Other income, net                                          --               --                (613)          13
                                                     --------          -------             --------      -------
  Consolidated revenues and earnings
  (loss) before income taxes                          $71,352           68,097                (825)       4,099
                                                    =========          ========            ========      =======

                                                                                          Earnings before income
                                                              Revenues                             taxes
                                                   -------------------------------        ------------------------
        Nine Months Ended September 30,                 2002            2001                 2002         2001
        -------------------------------            ---------------  --------------        -----------  -----------
Health Enhancement                                    $131,788         115,666              10,112       12,303
Women's Health                                          74,189          78,760              10,661       13,169
Intersegment sales                                         (34)           (123)                 --           --
                                                      --------        --------            --------      -------
  Total segments                                       205,943         194,303              20,773       25,472
General corporate                                           --              --              (9,522)      (5,494)
Interest expense, net                                       --              --              (9,995)      (6,678)
Other income, net                                           --              --                (584)        (725)
                                                      --------        --------            --------      -------
  Consolidated revenues and earnings
  before income taxes                                 $205,943         194,303                 672       12,575
                                                      ========        ========            ========      =======


                                             Identifiable assets
                                      ---------------------------------
                                       September 30,     December 31,
                                           2002             2001
                                      -----------------  --------------

Health Enhancement                        $212,773         169,818
Women's Health                              32,172          36,081
General corporate                           58,052          54,724
                                          --------         -------
     Consolidated assets                  $302,997         260,623
                                          ========         =======

     The Company's revenues from operations outside the U.S. were approximately 17% and 16% of total revenues for the three-month periods ended September 30, 2002 and 2001, respectively; and 17% and 16% of total revenues for the nine-month periods ended September 30, 2002 and 2001, respectively. No single customer accounted for 10% of consolidated net revenue of the Company in any of these periods.


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

     During the first quarter of 2002, the Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. The carrying values of goodwill as of September 30, 2002 and December 31, 2001 were as follows:


                                                                   Health           Women's
                                                                 Enhancement         Health              Total
                                                             -----------------   -------------      -----------
         Carrying value at December 31, 2001                        $ 104,832            2,682          107,514
         Additional goodwill from acquisitions (note 7)                24,142               --           24,142
         Tax benefit of additional deductible goodwill                  (339)               --            (339)
                                                                     ---------   -------------      -----------
         Carrying value at September 30, 2002                       $ 128,635            2,682          131,317
                                                                    =========            =====          =======


         In connection with the adoption of SFAS 142, the Company also reassessed the useful lives, residual values and classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets were as follows:


                                                                 September 30,      December 31,
                                                                     2002               2001
                                                             -------------------- -----------------
         Gross carrying amounts:
             Patient lists                                          $3,300               3,300
             Non-compete agreement                                     500                 500
                                                                   -------             -------
                                                                     3,800               3,800
         Accumulated amortization                                   (2,100)             (1,680)
                                                                   -------             -------
                                                                    $1,700               2,120
                                                                    ======             =======


         Amortization expense for the nine months ended September 30, 2002 was $420 and is estimated to be $560 for the year ended December 31, 2002. Estimated amortization expense for the five succeeding years is as follows:

         2003                                   $ 560
         2004                                     200
         2005                                     200
         2006                                     200
         2007                                     200

         The reconciliation of reported net earnings (loss) adjusted for the adoption of SFAS 142 is as follows:


                                                                     Three Months Ended         Nine Months Ended
                                                                         September 30,              September 30,
                                                                    ---------------------------------------------------
                                                                        2002         2001          2002        2001
                                                                    ------------- -----------   ------------------------
Net earnings (loss) available to common shareholders
As reported                                                          $ (1,247)        790          (350)      6,191
Add back:  Goodwill amortization, net of tax                               --       1,384            --       4,159
                                                                    ----------    -------       -------      ------
Adjusted net earnings (loss) available to common shareholders        $ (1,247)      2,174          (350)     10,350
                                                                    ==========    =======       ========     ======

Net earnings (loss) per common share
  Basic:
As reported                                                           $ (0.14)       0.09         (0.04)       0.71
Add back: Goodwill amortization, net of tax                                --        0.16            --        0.48
                                                                     ---------       ----         -----      ------
Adjusted net earnings (loss) per common share                         $ (0.14)       0.25         (0.04)       1.19
                                                                     =========       ====       =======      ======

   Diluted:
As reported                                                           $ (0.14)       0.09         (0.04)       0.70
Add back: Goodwill amortization, net of tax                               --         0.16            --        0.47
                                                                      -------        ----          ----       -----
Adjusted net earnings (loss) per common share                         $ (0.14)       0.25         (0.04)       1.17
                                                                     ========        ====         ======      ======


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


                     Consolidating Condensed Balance Sheets
                               September 30, 2002
                                   (Unaudited)

                                                    Matria       Guarantor       Non-Guarantor
                                                 Healthcare,      Domestic          Foreign
                                                     Inc.       Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                ------------  --------------    --------------  ------------   ------------
ASSETS
Cash, cash equivalents and short-term investments  $  1,125          2,860             1,516            --          5,501
Trade accounts receivable, net                       19,742         25,345             5,645            --         50,732
Inventories                                           1,767         15,477             6,975            --         24,219
Other current assets                                  6,519          8,422               698            --         15,639
                                                  ----------     ---------        ----------    ----------      ---------
    Total current assets                             29,153         52,104            14,834            --         96,091

Property and equipment, net                          10,037         16,798               587            --         27,422
Intangible assets, net                                2,682        125,457             4,878            --        133,017
Investment in subsidiaries                          130,335             --                --      (130,335)            --
Deferred income taxes                                26,913             --                --            --         26,913
Other long-term assets                               19,430            124                --            --         19,554
                                                  ----------     ----------       ----------     ----------      --------
                                                  $ 218,550        194,483            20,299      (130,335)       302,997
                                                  ==========      ========        ==========     ==========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt              $ 1,123             39                --            --          1,162
Other current liabilities                            15,555         23,617             6,877            --         46,049
                                                  ----------     ---------        -----------     --------       --------
   Total current liabilities                         16,678         23,656             6,877            --         47,211

Long-term debt, excluding current installments      112,595              6             5,450            --        118,051
Intercompany                                            129         18,047           (18,176)           --             --
Other long-term liabilities                           7,209            756               123            --          8,088
                                                  ----------     ---------        ----------      --------       --------
   Total liabilities                                136,611         42,465            (5,726)           --        173,350
                                                  ----------      --------       -----------      --------      ---------


Common shareholders' equity
     Common stock                                       101             --                --            --            101
     Additional paid-in capital                     311,102        125,457             4,878      (130,335)       311,102
     Accumulated earnings (deficit)                (232,963)        34,743            16,835            --       (181,385)
     Other                                            3,699         (8,182)            4,312            --           (171)
                                                  -----------     ---------        ---------      ----------     ---------
  Total common shareholders' equity                  81,939        152,018            26,025      (130,335)       129,647
                                                  -----------     ---------        ---------      ----------     ---------
                                                  $ 218,550        194,483            20,299      (130,335)       302,997
                                                  ===========     =========        =========      =========      =========

                     Consolidating Condensed Balance Sheets
                                December 31, 2001

                                   (Unaudited)


                                                 Matria        Guarantor       Non-Guarantor
                                               Healthcare,      Domestic          Foreign
                                                  Inc.        Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                             -------------    ------------     ------------    ------------  ------------
ASSETS
Cash, cash equivalents and short-term
investments                                     $ 1,435            535              129              --         2,099
Trade accounts receivable, net                   22,939         23,740            5,375              --        52,054
Inventories                                       2,151         13,155            6,000              --        21,306
Other current assets                              5,885          7,119            1,036              --        14,040
                                                -------      ----------        --------       ----------     --------
    Total current assets                         32,410         44,549           12,540              --        89,499

Property and equipment, net                      11,254          6,985              483              --        18,722
Intangible assets, net                            2,682        101,974            4,978              --       109,634
Investment in subsidiaries                      106,952             --               --        (106,952)           --
Deferred income taxes                            24,715             --               --              --        24,715
Other long-term assets                           17,879            174               --              --        18,053
                                                -------      ---------         --------       ----------     --------
                                               $195,892        153,682           18,001        (106,952)      260,623
                                              =========      =========         ========       ==========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current installments of long-term debt         $   484            131                --              --           615
Other current liabilities                        9,942         16,612             5,716              --        32,270
                                               -------       --------          --------       ----------      -------
     Total current liabilities                  10,426         16,743             5,716              --        32,885

Long-term debt,excluding current installments  108,015             21             6,539              --       114,575
Intercompany                                    (2,053)        18,499           (16,446)             --            --
Other long-term liabilities                      7,757            467                42              --         8,266
                                               -------       ---------        ---------      -----------      -------
     Total liabilities                         124,145         35,730            (4,149)             --       155,726
                                              --------       ---------        ----------     -----------      -------


Common shareholders' equity
     Common stock                                   89             --                --              --            89
     Additional paid-in capital                290,070        101,974             4,978        (106,952)      290,070
     Accumulated earnings (deficit)           (218,916)        24,150            13,731              --      (181,035)
     Other                                         504         (8,172)            3,441              --        (4,227)
                                             ----------       --------        ---------       ----------      -------
     Total common shareholders' equity          71,747        117,952            22,150        (106,952)      104,897
                                             ----------       --------        ---------       ----------      -------
                                             $ 195,892        153,682            18,001        (106,952)     260,623
                                            ===========       ========        ==========      ==========      =======

                Consolidating Condensed Statements of Operations
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)



                                         Matria      Guarantor   Non-Guarantor
                                       Healthcare,    Domestic      Foreign
                                          Inc.      Subsidiaries Subsidiaries     Eliminations Consolidated
                                      ------------  ------------ -------------    ------------ ------------

Revenues                               $ 74,189        97,570        34,218            (34)       205,943

Cost of revenues                         31,946        61,776        27,048            (34)       120,736
Selling and administrative expenses      41,643        20,318         3,615              --        65,576
Provision for doubtful accounts           4,026         3,934            --              --         7,960
Amortization of intangible assets            --           270           150              --           420
                                       --------       -------       -------        --------       -------
    Operating earnings (loss) from
       continuing operations             (3,426)       11,272         3,405              --        11,251

Interest expense, net                    (9,684)           (1)         (310)             --        (9,995)
Other income (expense), net                (603)            6            13              --          (584)
                                       ---------      --------       -------       --------      --------
     Earnings (loss) from continuing
       operations before income taxes   (13,713)        11,277        3,108              --           672

Income tax expense                          335             --            5              --           340
                                       ----------     ---------      -------       ---------     --------
     Earnings (loss) from continuing
          operations                    (14,048)        11,277        3,103              --           332
     Loss from discontinued operations       --           (682)          --              --          (682)
                                      ----------     ---------      -------       ---------    ---------


     Net earnings (loss)              $ (14,048)        10,595        3,103              --          (350)
                                      ==========      =========      =======       ==========   ==========




                Consolidating Condensed Statements of Operations
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)


                                         Matria      Guarantor    Non-Guarantor
                                       Healthcare,    Domestic     Foreign
                                          Inc.      Subsidiaries Subsidiaries     Eliminations Consolidated
                                      ------------- ------------ --------------   ------------ ------------

Revenues                                $ 80,632        87,628        26,530           (487)      194,303

Cost of revenues                          32,849        52,771        20,762           (487)      105,895
Selling and administrative expenses       38,426        13,654         3,216             --        55,296
Provision for doubtful accounts            4,162         1,601             1             --         5,764
Amortization of intangible assets            423         6,574           373             --         7,370
                                      -----------   -----------   ----------        --------     --------
     Operating earnings from
         continuing operations             4,772        13,028         2,178             --        19,978

Interest income (expense), net            (6,384)            6         (300)             --        (6,678)
Other income (expense), net                 (744)            5           14              --          (725)
                                      ------------  -----------   ----------        --------     --------
     Earnings (loss) from continuing
      operations before income taxes      (2,356)       13,039        1,892              --        12,575
Income tax expense                         5,045            --            5              --         5,050
                                      ------------  -----------   ----------        --------    ---------

     Earnings (loss) from continuing
     operations                           (7,401)       13,039        1,887              --        7,525
     Loss from discontinued operations        --          (210)                          --         (210)
                                      ------------  -----------   ----------        --------    ---------

     Net earnings (loss)                $ (7,401)       12,829        1,887              --        7,315
                                      ============  ===========   ==========       =========    ========

                Consolidating Condensed Statements of Cash Flows
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)


                                                                                              Non-
                                                               Matria       Guarantor       Guarantor
                                                            Healthcare,      Domestic        Foreign
                                                                Inc.       Subsidiaries   Subsidiaries  Consolidated
                                                           ------------   -------------   ------------  -------------

Cash Flows from Operating Activities:
    Net cash provided by (used in) continuing operations     $ (730)         12,947         3,655         15,872
    Net cash provided by discontinued operations                 --             517            --            517
                                                          ----------       --------      ---------       -------
      Net cash provided by (used in)operating activities       (730)         13,464         3,655         16,389
                                                          ----------       --------      ---------       -------


Cash Flows from Investing Activities:
     Purchases of property and equipment                     (2,710)        (9,699)         (260)       (12,669)
     Acquisition of business, net of cash acquired               --         (3,476)           --         (3,476)
                                                           ---------       --------      ---------      --------
          Net cash used in investing activities              (2,710)       (13,173)         (260)       (16,145)
                                                           ---------       --------      ---------      --------
Cash Flows from Financing Activities:
     Borrowings under credit agreement                        8,500             --            --          8,500
     Proceeds from issuance of debt                           1,462             --            --          1,462
     Principal repayments of long-term debt                  (8,448)          (123)       (1,089)        (9,660)
     Proceeds from issuance of common stock                   1,858             --            --          1,858
                                                           ---------       --------      ---------      --------
          Net cash provided by (used in)financing             3,372           (123)       (1,089)         2,160
          activities                                       ---------       --------      ---------      --------


Effect of exchange rate changes on cash and cash                 --             --         1,031          1,031
equivalents
Net change in intercompany balances                            (126)         2,076        (1,950)            --
                                                           ---------       --------      ---------      -------
          Net increase (decrease) in cash and cash
          equivalents                                          (194)         2,242         1,387          3,435

Cash and cash equivalents at beginning of year                1,319            535           129          1,983
                                                           ---------       --------      ---------      -------
Cash and cash equivalents at end of period                  $ 1,125          2,777         1,516          5,418
                                                           =========       ========      =========      =======

                Consolidating Condensed Statements of Cash Flows
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)



                                                               Matria       Guarantor       Non-Guarantor
                                                             Healthcare,      Domestic         Foreign
                                                                Inc.       Subsidiaries      Subsidiaries    Consolidated
                                                           ---------------------------------------------------------------

Cash Flows from Operating Activities:
    Net cash provided by (used in) continuing operations     $ 1,126         9,026            (1,534)          8,618
    Net cash provided by discontinued operations                  --         2,409                --           2,409
                                                           ---------     ----------          ---------       --------

         Net cash provided by (used in) operating              1,126        13,435            (1,534)         11,027
         activities                                       ----------     ----------          ---------      --------


Cash Flows from Investing Activities:
     Purchases of property and equipment                     (3,556)        (2,788)              (62)         (6,406)
     Proceeds from disposition of business                       --         18,076                --          18,076
                                                          ----------     ----------          ---------       --------

        Net cash provided by (used in)investing activities   (3,556)        15,288               (62)         11,670
                                                          ----------     ----------          ---------       --------

Cash Flows from Financing Activities:
     Proceeds from issuance of senior notes                  112,042            --                 --        112,042
     Borrowings under credit agreement                        36,000            --                 --         36,000
     Proceeds from issuance of debt                            1,013            --                 --          1,013
     Principal repayments of long-term debt                 (126,425)          (75)                --       (126,500)
     Proceeds from issuance of common stock                      609             --                --            609
     Repurchases of common stock                              (4,346)            --                --         (4,346)
     Repurchases of preferred stock                          (40,931)            --                --        (40,931)
     Preferred stock dividend payments                        (2,438)            --                --         (2,438)
                                                          -----------    ----------          ----------      --------
         Net cash used in financing activities               (24,476)           (75)                --       (24,551)
                                                          -----------    -----------         -----------     --------
Effect of exchange rate changes on cash and cash                  --             --               (143)         (143)
equivalents
Net change in intercompany balances                           26,461        (27,467)             1,006            --
                                                          -----------    -----------         -----------     --------
         Net decrease in cash and cash equivalents              (445)          (819)              (733)       (1,997)

Cash and cash equivalents at beginning of year                 1,524          1,045              1,346         3,915
                                                          -----------    -----------         -----------     --------
Cash and cash equivalents at end of period                  $  1,079            226                613         1,918
                                                          ===========    ===========         ===========     ========


7.  Acquisitions

     On September 30, 2002, the Company completed its acquisition of all of the issued and outstanding stock of Quality Oncology, Inc. ("QO"), a national provider of cancer disease management services, from LifeMetrix, Inc. for consideration valued for financial statement purposes at approximately $20,000. This acquisition broadens the Company's capability to offer health plans and employers a single source for multiple disease management services among the five most costly chronic diseases and episodic conditions. In this acquisition, the Company also acquired from LifeMetrix its Integrated Care Management System and its rights in Cancerpage.com(tm) and other assets related to its cancer disease management business. Under the terms of the agreement, the Company paid $3,000 (less previously paid advances and deposits of $2,000) in cash and issued approximately 890,000 shares of common stock. The common stock is reflected on the Company's balance sheet at September 30, 2002 at a price of $18.818 per share. The price is the 5-day average of the closing stock prices between June 3 and June 7, 2002, based on a measurement date of June 5, which was the date that the closing stock price fell below the $19.148 minimum price in the purchase and sale agreement and the number of shares became fixed.

         Additional financial consideration will be paid in 2004 based upon 2003 operating results. Management currently estimates that the additional consideration could be between $20,000 and $30,000, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company's option, in cash, shares of common stock or a combination thereof, provided that the lesser of 20% of the payment or $10,000 must be paid in cash.

     The Company's September 30, 2002 balance sheet reflects the assets acquired and liabilities assumed in this transaction, including additional goodwill of $20,855. However, at this time, the Company has not completed its final assessment of the allocation of the purchase price in order to determine whether a portion of the purchase price may be allocated to identifiable intangible assets or deferred tax assets. The recorded goodwill is expected to be fully deductible for federal tax purposes.

         Results of operations of QO will be reflected in the consolidated statement of operations of the Company effective October 1, 2002. The following unaudited pro forma combined condensed statements of operations are presented to give effect to the acquisition as if it had been completed as of the beginning of the period being reported upon. The pro forma information presents the combined results of operations for the three and nine months ended September 30, 2002 and 2001 and was prepared based on the historical financial statements and related notes of Matria and QO. Pro forma adjustments reflect the income tax effect of QO's net loss. Incremental shares of Matria common stock resulting from the acquisition are reflected in the calculation of pro forma earnings per share.

         The unaudited pro forma combined condensed statements of operations were prepared in accordance with rules and regulations established by the Securities and Exchange Commission and are not necessarily reflective of the actual or future results of operations or the financial position of Matria.


               Matria Healthcare, Inc. and Quality Oncology, Inc.
              Pro Forma Combined Condensed Statement of Operations
                  For the Three Months Ended September 30, 2002
                                   (Unaudited)

                                                                Historical
                                                       ----------------------------
                                                                         Quality        Pro Forma             Pro Forma
                                                          Matria        Oncology       Adjustments            Combined

Revenues                                                $ 71,352          2,890                                74,242
Operating Expenses                                        68,070          3,020                                71,090
                                                       ---------          -----                                ------
     Operating earnings (loss)                             3,282           (130)                                3,152
Interest expense, net                                     (3,494)             4               (15)  (A)        (3,505)
Other income (expense), net                                 (613)             0                                  (613)
                                                       ---------          ------         ---------             -------
     Earnings (loss) before income taxes                    (825)          (126)              (15)               (966)
Income tax expense (benefit)                                (260)              0              (56)  (B)          (316)
                                                       ---------          ------         ---------             -------
Earnings (loss) from continuing operations                $ (565)          (126)               41                (650)
                                                       =========          ======         =========             =======

Net earnings per common share from continuing
    operations:
    Basic                                                $ (0.06)                                               (0.06)
                                                        =========                                               ======
    Diluted                                              $ (0.06)                                               (0.06)
                                                        =========                                               ======

Weighted average shares outstanding:
     Basic                                                 9,161                              890   (C)        10,051
                                                          ======                             ====              ======
     Diluted                                               9,161                              890   (C)        10,051
                                                          ======                             ====              ======


               Matria Healthcare, Inc. and Quality Oncology, Inc.
              Pro Forma Combined Condensed Statement of Operations
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)


                                                                Historical
                                                       ----------------------------
                                                                         Quality          Pro Forma         Pro Forma
                                                          Matria        Oncology         Adjustments        Combined


Revenues                                                $ 205,943          6,775                               212,718
Operating Expenses                                        194,692          8,379                               203,071
                                                       ----------         ------                               -------
     Operating earnings (loss)                             11,251         (1,604)                                9,647
Interest expense, net                                      (9,995)            16             (45)  (A)         (10,024)
Other income (expense), net                                  (584)             0                                  (584)
                                                       -----------        ------         ---------             -------
     Earnings (loss) before income taxes                      672         (1,588)            (45)                 (961)

Income tax expense (benefit)                                  340              0            (653)  (B)            (313)
                                                       -----------        ------         ---------            --------
Earnings (loss) from continuing operations                 $  332         (1,588)            608                  (648)
                                                       ===========        ======         =========            ========
Net earnings per common share from continuing
     operations:
     Basic                                                  $0.04                                                (0.07)
                                                           ======                                               ======
     Diluted                                                $0.04                                                (0.07)
                                                           ======                                               ======

Weighted average shares outstanding:
     Basic                                                  9,062                              890  (C)          9,952
                                                           ======                             ====               =====
     Diluted                                                9,062                              890  (C)          9,952
                                                           ======                             ====               =====


               Matria Healthcare, Inc. and Quality Oncology, Inc.
              Pro Forma Combined Condensed Statement of Operations
                  For the Three Months Ended September 30, 2001
                                   (Unaudited)


                                                                Historical
                                                       ---------------------------
                                                                         Quality        Pro Forma         Pro Forma
                                                          Matria        Oncology       Adjustments        Combined


Revenues                                                 $ 68,097          1,573                          69,670
Operating Expenses                                         60,558          2,212                          62,770
                                                       ----------          -----                          -------
     Operating earnings (loss)                              7,539          (639)                           6,900
Interest expense, net                                      (3,453)           11           (15)  (A)       (3,457)
Other income (expense), net                                    13             0                               13
                                                       -----------         -----          -----            ------
     Earnings (loss) before income taxes                    4,099          (628)          (15)             3,456
Income tax expense (benefit)                                1,650              0         (257)  (B)        1,393
                                                       -----------         -----          -----            ------
Earnings (loss) from continuing operations                $ 2,449          (628)          242              2,063
                                                       -----------         -----          -----            ------

Net earnings per common share from continuing
     operations:
     Basic                                                  $0.11                                           0.06
                                                           ======                                           ====
     Diluted                                                $0.11                                           0.06
                                                           ======                                           ====

Weighted average shares outstanding:
     Basic                                                  8,736                         890   (C)         9,626
                                                           ======                         ====              =====
     Diluted                                                8,905                         890   (C)         9,795
                                                           ======                         ====              =====



               Matria Healthcare, Inc. and Quality Oncology, Inc.
              Pro Forma Combined Condensed Statement of Operations
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)

                                                               Historical
                                                       --------------------------
                                                                         Quality        Pro Forma           Pro Forma
                                                          Matria        Oncology       Adjustments          Combined


Revenues                                               $ 194,303          3,942                               198,245
Operating Expenses                                       174,325          6,793                               181,118
                                                        --------         ------                               -------
     Operating earnings (loss)                            19,978         (2,851)                               17,127
Interest expense, net                                     (6,678)            77              (45)  (A)        (6,646)
Other income (expense), net                                 (725)             0                                 (725)
                                                        --------          -----            ------              ------
     Earnings (loss) before income taxes                  12,575         (2,774)             (45)               9,756
Income tax expense (benefit)                               5,050              0            1,128)  (B)          3,922
                                                       ---------         -------           ------              ------
Earnings (loss) from continuing operations               $ 7,525         (2,774)           1,083                5,834
                                                       =========
Net earnings per common share from continuing
     operations:
     Basic                                                 $0.73                                                 0.49
                                                          ======                                                 ====
     Diluted                                               $0.72                                                 0.48
                                                          ======                                                 ====

Weighted average shares outstanding:
     Basic                                                 8,735                             890   (C)          9,625
                                                           =====                             ====               =====
     Diluted                                               8,924                             890   (C)          9,814
                                                          ======                             ====               =====



(A) To reflect the reduction in interest income resulting from the $3,000 cash portion of the purchase price due to the unavailability of those funds for investment. The interest rate assumed for investments is 2% for each period.

(B) To reflect the income tax effect of the pre-tax loss of QO and the income tax effect of the pro forma adjustments.

(C)  To reflect the issuance of 890,144 shares of common stock.


     Effective June 14, 2002, the Company acquired MarketRing.com ("MarketRing"), a healthcare information technology company. The purchase price was paid by the issuance of approximately 296,000 shares of common stock valued at $3,777 (based on the average closing price of the Company's common stock during the three-day trading period ended June 14, 2002). In addition, the Company may issue up to 21,500 shares of common stock upon the exercise of MarketRing stock options assumed and a warrant issued by the Company in connection with the acquisition. The Company recorded goodwill of $3,287 related to this acquisition. However, at this time, the Company has not completed its final assessment of the allocation of the purchase price in order to determine whether a portion of the purchase price may be allocated to identifiable intangible assets. The recorded goodwill is expected to be fully deductible for federal tax purposes. The Company's financial statements include the operations of MarketRing commencing on June 14, 2002.

     The following is a summary of the fair value of assets acquired and consideration paid in connection with the 2002 acquisitions:

                                                       Quality    MarketRing and
                                                       Oncology       Others
                                                       --------    -------------
Cash paid for assets acquired, net of cash acquired    $ 3,202           274
Common stock issued for assets acquired                 16,751         3,777
Liabilities assumed and transaction costs                3,034           668
                                                         -----         -----
Fair value of assets acquired, including goodwill     $ 22,987         4,719
                                                        ========       =====


8.  Long-Term Debt

     In October 2002, the Company entered into a new revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this agreement bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-year term. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice not less than 60 days prior to the end of the period.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Matria Healthcare, Inc. ("the Company") is a leading provider of comprehensive, integrated disease management services to patients, physicians, health plans and employers. Matria's strategy is to provide cost-saving solutions for the five most costly chronic diseases and episodic conditions in the nation: diabetes, obstetrical conditions, respiratory disorders, cancer and cardiovascular disease. The Company`s disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, mail-order supply and clinical services.

     The Company has two reporting segments, Health Enhancement and Women's Health. The Health Enhancement segment is comprised of the Company's diabetes and respiratory disease management programs and the new cardiovascular and cancer service offerings. The Women's Health segment includes the Company's services in the area of assessment and management of obstetrical conditions.

     In April 2002, the Company introduced its cardiovascular disease management program, which includes the management of patients afflicted with Coronary Artery Disease, Congestive Heart Failure and hypertensive disorders. Effective June 14, 2002, the Company acquired MarketRing.com ("MarketRing"), a healthcare information technology company. MarketRing has certain proprietary technology that the Company had previously licensed and currently utilizes with its TRAX(TM) disease management system. The Company intends to utilize this technology to facilitate the development of sophisticated website portals for patients, physicians, payors and employers under its current and future disease management contracts. The Company's financial statements include the operations of MarketRing commencing on June 14, 2002.

     On September 30, 2002, the Company completed its acquisition of all of the issued and outstanding stock of Quality Oncology, Inc. ("QO"), a national provider of cancer disease management programs, from LifeMetrix, Inc. This acquisition broadens the Company's capability to offer health plans and employers a single source for multiple disease management services. In this acquisition, the Company also acquired from LifeMetrix its Integrated Care Management System and its rights in Cancerpage.com(TM) and other assets related to its cancer disease management business. Results of operations of QO will be reflected in the consolidated statement of operations of the Company effective October 1, 2002.

     In the fourth quarter of 2002, the Company will be consolidating and expanding its disease management call center in Atlanta, Georgia. In addition to capital costs for leasehold improvements, expenses are expected to be incurred for personnel and other start-up costs in advance of the January 2003 expected initiation of new disease management contracts.

     In February 2001, the Company sold the business and certain assets of Quality Diagnostic Services, Inc. ("QDS"), a cardiac event monitoring company. The Company's consolidated financial statements reflect QDS as a discontinued operation in 2001 and 2002.

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. The historical results of operations are not necessarily indicative of the results of operations for future periods.

Results of Operations

     Revenues increased $3.3 million, or 4.8%, and $11.6 million, or 6.0%, for the three-month and nine-month periods ended September 30, 2002 compared to the same periods in 2001. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $5.3 million, or 12.7%, and $16.1 million, or 13.9%, for the three-month and nine-month periods, respectively. Revenues in the Women's Health segment decreased $2.0 million, or 7.6%, and $4.6 million, or 5.8%, for the three-month and nine-month periods, respectively, due primarily to a decline in the patient census for preterm labor management services.

     Cost of revenues as a percentage of revenues increased to 60.2% for the three-month period ended September 30, 2002 from 55.0.% for the same period in 2001. For the nine-month period, the percentage increased to 58.6% in 2002 from 54.5% in 2001. The cost of revenues as a percentage of revenues in the Health Enhancement segment increased due to inefficiencies experienced by Facet Technologies prior to the installation of a new automated packaging line in July and August 2002, and due to additional labor costs incurred during the implementation phase of a new disease management contract. Facet Technologies also experienced higher costs of revenues as a percentage of revenues due to price concessions provided to customers that exceeded supplier cost reductions. The cost of revenues as a percentage of revenues in the Women's Health segment has increased due to a significant price increase in one of the primary drugs used in its preterm labor management program, combined with a change in the patient therapy mix. In September 2002, the Company signed a contract with its supplier which will reduce the cost of this drug in the fourth quarter 2002.

     Selling and administrative expenses as a percentage of revenues increased to 29.4% from 27.4% for the three-month period ended September 30, 2002 compared to the same period of 2001 primarily due to increases in direct-response advertising expenses and costs related to customer service incurred to generate and support higher revenue levels in the Health Enhancement segment. Selling and administrative expenses for the nine-month period ended September 30, 2002 included a one-time, non-cash charge of $2.5 million related to the retirement of a $3.5 million note receivable from a former executive acquired from a predecessor organization. The note, which matured on June 30, 2002, stipulated that the balance could be settled in full by surrender of collateral consisting of 125,000 shares of the Company's common stock, generating a charge equal to the difference between the book value of the note and the closing market value on June 30, 2002 of the 125,000 shares. Selling and administrative expenses for the nine-month period ended September 30, 2002 also included $2.0 million of year-to-date severance costs. Excluding these items, selling and administrative expenses as a percentage of revenues increased to 29.7% for the nine-month period ended September 30, 2002 from 28.5% for the same period in 2001, also due to increases in direct-response advertising and customer service costs. Selling and administrative expenses as a percentage of revenue decreased in the Women's Health segment during the three-month and nine-month periods ended September 30, 2002 compared to the same periods of the prior year due to consolidation of patient service centers.

     The Company provides for estimated uncollectible accounts as revenues are recognized. The three-month period ended September 30, 2002 includes an additional one-time accrual of reserves of $2.0 million, which increased the provision for doubtful accounts for both segments. As a result, the provision for doubtful accounts as a percentage of revenues in the Health Enhancement segment was increased to approximately 5% for the three-month period ended September 30, 2002 compared to 2% for the same period of 2001. For this segment, the provision for doubtful accounts as a percentage of revenues was approximately 3% for the nine-month period ended September 30, 2002 compared to approximately 2% for the same period of 2001. The provision for doubtful accounts as a percentage of revenues in the Women's Health segment was approximately 6% for the three-month period ended September 20, 2002 compared to 5% for the same period of 2001. The provision for doubtful accounts as a percentage of revenues for this segment was approximately 5% for the nine-month periods of 2002 and 2001. The provision is adjusted periodically based upon the Company's quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

     Amortization of intangible assets decreased in 2002 by $2.3 million for the three-month period and $7.0 million for the nine-month period compared to 2001 due to the discontinuance of amortization of goodwill resulting from the adoption of SFAS 142 in January 2002 (see "Recently Issued Accounting Standards" below).

     Net interest expense increased by $3.3 million, or 50%, for the nine-month period ended September 30, 2002 compared to the same period in 2001 due to a higher average outstanding debt balance and higher interest rates resulting from the 11% senior notes issued on July 9, 2001. The proceeds from this offering were used to repay all amounts outstanding under the Company's former bank credit facility and to repurchase the subordinated acquisition notes, all shares of preferred stock (and thereby eliminate their dividend requirements) and common stock warrants. This increase is net of the benefit of $289,000 and $1.4 million, respectively, for the three-month and nine-month periods of 2002 and $197,000 for the three-month and nine-month periods of 2001 from the interest rate swap arrangements discussed below in "Liquidity and Capital Resources". The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on outstanding indebtedness for the nine-month periods ended September 30, 2002 and 2001 were 11.65% and 10.20%, respectively.

     Other income (expense) for the three months ended September 30, 2002 includes a charge of $692,000 to write-off unamortized loan origination costs associated with the cancellation of the Company's former bank credit agreement (see "Liquidity and Capital Resources" below where the new facility is discussed). Other income (expense) for the nine months ended September 30, 2001 included a $737,000 charge to reduce the carrying value amounts related to the Company's split dollar life insurance program. This non-cash expense was the result of declines in the stock market.

     Loss from discontinued operations in the three-month and nine-month periods ended September 30, 2002 and 2001, included charges (net of income taxes) of $682,000 and $210,000, respectively, for the write-off and collections costs related to the remaining accounts receivable from QDS.

     Income tax (benefit) expense for the three-month and nine-month periods ended September 30, 2002 reflect a lower benefit and a higher expense, respectively, than the statutory tax rate due to various non-deductible permanent differences.


Liquidity and Capital Resources

     As of September 30, 2002, the Company had cash and short-term investments of $5.5 million. Net cash provided by continuing operations was $15.9 million for the nine months ended September 30, 2002 compared to $8.6 million for the same period of 2001. This increase in cash flows from continuing operations resulted from improved cash flows related to decreases in accounts receivable and increases in accounts payable and from proceeds related to the terminations of two interest rate swap agreements. The Company's total accounts receivable days' sales outstanding were 64 days' sales as of September 30, 2002, consisting of 59 days' sales for the Health Enhancement segment and 73 days' sales for the Women's Health segment. Lower net earnings (adjusted to exclude non-cash charges) negatively impacted cash flows from continuing operations.

     Effective August 2001, the Company entered into an interest rate swap transaction with a bank involving a notional amount of $60 million. In June 2002, the Company terminated this agreement and received proceeds from the counter party bank of approximately $2.4 million. At the same time, the Company entered into a new interest rate swap arrangement with this bank in the notional amount of $60 million. In August 2002, the Company terminated the June 2002 interest rate swap arrangement and received proceeds from the counter party bank of approximately $700,000. The cash proceeds of $3.1 million from the second and third quarter 2002 terminations of the interest rate swap agreements will be amortized into income as a reduction of interest expense over the remaining term of the senior notes (through May 2008). The Company is no longer a party to any interest rate swap agreement or other hedge against changes in the fair value of the Company's fixed rate debt obligation.

     Net cash provided by discontinued operations of QDS was $517,000 and $2.4 million for the nine months ended September 30, 2002 and 2001, respectively. These amounts represent collections of accounts receivable, less payments of salary costs of personnel retained to collect the accounts receivable and other accrued liabilities. As of September 30, 2002, the Company's balance sheet reflected approximately $308,000 of accounts receivable that remain to be collected.

     Net cash used in investing activities totaled $16.1 million for the nine months ended September 30, 2002 compared to net cash provided of $11.7 million for the same period of 2001. The 2001 amount included $18.1 million of proceeds from the sale of the business and certain assets of QDS and capital expenditures of $6.4 million. The 2002 amount included $3.5 million for the acquisition of businesses described below and $12.7 million of capital expenditures. Capital expenditures in 2001 and 2002 related primarily to the replacement and enhancement of computer information systems. The Company expects to expend a total of approximately $15 million for capital items in 2002.

     In February 2002, the Company acquired substantially all of the assets of ChoicePoint Health Systems, Inc. ("ChoicePoint") for $650,000 in cash. In June 2002, the Company received $143,000 from ChoicePoint under a guarantee of collection of acquired accounts receivable. In June 2002, the Company acquired MarketRing. The Company's Chief Executive Officer and four other directors of the Company were stockholders of MarketRing. The terms of the MarketRing acquisition were negotiated by an independent committee of the Company's Board of Directors and approved by the vote of the Company's disinterested directors. The purchase price was paid by the issuance of approximately 296,000 shares of common stock valued at approximately $3.8 million (based on the average closing price of the Company's common stock during the three-day trading period ended June 14, 2002). In addition, the Company may issue up to 21,500 shares of common stock upon the exercise of MarketRing stock options assumed and a warrant issued by the Company in connection with the acquisition. The Company recorded goodwill of approximately $3.3 million related to this acquisition. However, at this time, the Company has not completed its final assessment of the allocation of the purchase price in order to determine whether a portion of the purchase price may be allocated to identifiable intangible assets.

     In April 2002, the Company entered into a purchase and sale agreement to acquire QO for approximately $20 million. On September 30, 2002, the Company completed the acquisition of QO and paid $3 million (less previously paid advances and deposits of $2 million) in cash and issued approximately 890,000 shares of common stock. The common stock is reflected on the Company's balance sheet at September 30, 2002 at a price of $18.818 per share. The price is the 5-day average of the closing stock prices between June 3 and June 7, 2002, based on a measurement date of June 5, which was the date that the closing stock price fell below the $19.148 minimum price in the purchase and sale agreement and the number of shares became fixed. Additional consideration will be paid in 2004 based upon 2003 operating results. Management currently estimates that the additional consideration could be between $20 million and $30 million, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company's option, in cash, common stock or a combination thereof, provided that the lesser of 20% of the payment or $10 million must be paid in cash. At September 30, 2002, the Company recorded additional goodwill of $20.9 million in connection with this transaction. However, at this time, the Company has not completed its final assessment of the allocation of the purchase price in order to determine whether a portion of the purchase price may be allocated to identifiable intangible assets.

     For the nine months ended September 30, 2002, proceeds of $1.9 million were received from participants under the Company's stock purchase and stock option plans.

     In September 2002, the Company terminated its revolving bank credit facility. In October 2002, the Company entered into a new revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this agreement bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-year term. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice not less than 60 days prior to the end of the period.

     The Company believes that its cash, other liquid assets, operating cash flows and revolving credit facility, taken together, will provide adequate
resources  to  fund  ongoing   operating   requirements   and  planned   capital
expenditures.


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

     The Company's clinical services and supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of monthly fees for each member of a health plan identified with a particular chronic disease or condition under contract or enrolled in the Company's program or on a case-rate basis. Some of the contracts for these services provide that a portion of the Company's fees is at risk, subject to the Company's performance against financial cost savings and clinical criteria. Fees earned under these contracts are determined through periodic settlements with the customer based on the Company's performance against these criteria. Actual performance under the terms of these contracts is assessed monthly and revenue is recognized on an estimated basis in the period the services are provided. Monthly estimates of revenues do not attempt to predict future changes in performance levels under these contracts. Currently, less than 5% of the Company's revenues are at risk under these arrangements on a historical and pro forma basis.

     A significant portion of the Company's revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of the Company's trade accounts receivable is susceptible to changes in third-party reimbursement policies. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon the Company's evaluation of current industry conditions, historical collection experience, audit activity and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts.

     Goodwill and Other Intangible Assets. See "Recently Issued Accounting Standards" below for a description of two new accounting pronouncements which have significantly changed the Company's accounting for goodwill and other intangible assets in 2002 and beyond. As of September 30, 2002, the Company had unamortized goodwill of $131.3 million and unamortized intangible assets of $1.7 million, which represented 44% of total assets. Under the new accounting standards, goodwill is no longer being amortized, but instead will be tested for impairment at least annually. Other intangible assets continue to be amortized over their respective estimated useful lives and will be reviewed periodically for impairment.

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

     The tax expense for the nine months ended September 30, 2002 was $340,000. Cash outflows in the first nine months of 2002 for income taxes totaled $657,000, being comprised of state and foreign taxes for jurisdictions where prior years' net operating losses were not available. As of December 31, 2001, the Company's remaining net operating losses of $49.3 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future tax liabilities. The Company must continually assess the realizability of the recorded deferred tax asset. If, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax asset will not be realized, then a valuation allowance would have to be recorded to reduce the deferred tax asset to the amount that is more likely than not to be realized.

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

         The Company adopted the provisions of SFAS 141 in 2001 and SFAS 142 effective January 1, 2002. SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing goodwill and intangible assets that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company also was required to reassess the useful lives and residual values of all intangible assets acquired and to make any necessary amortization period adjustments.

     As of January 1, 2002, the date of adoption of SFAS 142, the Company had unamortized goodwill of $107.5 million and unamortized identifiable intangible assets of $2.1 million, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. During the first quarter of 2002, the Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. As a result, no amortization of goodwill was recorded for the nine months ended September 30, 2002. Amortization expense related to goodwill was $7.0 million for the nine months ended September 30, 2001. Also, the Company reassessed the useful lives, residual values and classification of identifiable intangible assets and determined that they continue to be appropriate. Amortization expense related to identifiable intangible assets was $420,000 for both the nine months ended September 30, 2002 and 2001.

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


Forward-Looking Information

     This Form 10-Q contains forward-looking statements and information that are based on the Company's beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe", "anticipate", "estimate", "expect", "intend", "plan", "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively maintained;
(ii) the loss of major customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company's exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company's rights in intellectual property; (v) increased or more effective competition;
(vi) new technologies that render obsolete or non-competitive products and services offered by the Company, including the development of improved glucose monitoring products that eliminate the need for consumable testing supplies;
(vii) the ability of the Company to effectively integrate new technologies, such as those included in the systems infrastructure project and automated packing systems of the Health Enhancement segment; (viii) technology failures causing delayed, incomplete data or flawed data analysis; (ix) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (x) future healthcare or budget legislation or other health reform initiatives; (xi) increased exposure to professional negligence liability; (xii) difficulties in successfully integrating recently acquired businesses into the Company's operations and uncertainties related to the future performance of such businesses; (xiii) losses due to foreign currency exchange rate fluctuations or deterioration of economic or political conditions in foreign markets; (xiv) changes in company-wide or business unit strategies; (xv) the effectiveness of the Company's advertising, marketing and promotional programs and changes in patient therapy mix; (xvi) market acceptance of the Company's current and future disease management products; (xvii) inability to successfully manage the Company's growth; (xviii) acquisitions that strain the Company's financial and operational resources; (xix) inability to effect estimated cost savings and clinical outcomes improvements or to reach agreement with the Company's disease management customers with respect to the same; (xx) inability to accurately forecast performance under the Company's disease management contracts; (xxi) inability of the Company's disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company's performance under its disease management contracts; (xxii) increases in interest rates and general economic conditions; (xxiii) delays in or disruptions related to the Company's proposed call center expansion in Atlanta, Georgia; (xxiv) failure to consummate or delays in the consummation or implementation of new disease management contracts and (xxv) the risk factors discussed from time to time in the Company's SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2001. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company's disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risk from foreign exchange rates. The Company's non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 14% of total revenues in the nine months ended September 30, 2002. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such has chosen not to hedge its foreign currency exposure. A 10% change in the dollar exchange rate of the euro would impact annual pre-tax earnings by approximately $375,000.


Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.


(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                           PART II--OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     On June 14, 2002, in connection with the acquisition of MarketRing, the Company issued 295,787 shares of common stock and a warrant to purchase an additional 107 shares of common stock. The common stock and the warrant were issued to various MarketRing stockholders and a MarketRing warrant holder in exchange for MarketRing stock and a MarketRing warrant. Approximately 28,363 shares out of the total number of shares issued in connection with the acquisition of MarketRing are being held in escrow for a period of one year after the closing as security for the indemnification obligations of MarketRing. The exercise price of the warrant issued was set at $24.50 per share, which price, as well as the total number of shares set forth therein, are subject to adjustment under certain circumstances, including upon release of the escrowed shares. The issuance of the common stock and the warrant was exempt from registration under Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act ("Regulation D"). The recipients of the Company's common stock and the warrant were accredited investors as that term is defined in Regulation D and are aware of the limitations on resale as set forth in Rule 502(d) of Regulation D.


Item 4.  Submission of Matters to a Vote of Security Holders

     The directors of the Company are divided into three classes. The class comprised of Jackie M. Ward and Frederick P. Zuspan, M.D. will continue to serve until the 2003 annual meeting of stockholders and until their successors are elected and qualified. The class comprised of Parker H. Petit, Jeffrey D. Koepsell, Donald W. Weber and Morris S. Weeden will continue to serve until the 2004 annual meeting of stockholders and until their successors are elected and qualified.

     At the annual meeting of stockholders of the Company held September 26, 2002 ("the Meeting"), the following directors were elected, each of whom will serve until the 2005 annual meeting of stockholders and until their successors are elected and qualified:

         Nominee                                   Affirmative Votes                     Withheld Votes
         -------                                   -----------------                     --------------
         Guy W. Millner                                   8,027,939                               653,165
         Carl E. Sanders                                  7,151,499                             1,523,605
         Thomas S. Stribling                              7,280,375                             1,400,729

     In addition, the following proposals were approved at the Meeting:

o Approve the issuance of shares of Matria common stock in connection with the acquisition of assets from LifeMetrix, Inc., including all of the issued and outstanding stock of Quality Oncology, Inc.

         Affirmative Votes                         Negative Votes                        Abstentions
         -----------------                         --------------                        -----------
                6,793,574                               120,596                              6,740

o        Approval to adopt the Matria Healthcare, Inc. 2002 Stock Incentive Plan:

         Affirmative Votes                         Negative Votes                        Abstentions
         -----------------                         --------------                        -----------
                6,805,372                             1,865,158                             10,574

o        Approval to adopt the Matria Healthcare, Inc. 2002 Stock Purchase Plan:

         Affirmative Votes                         Negative Votes                        Abstentions
         -----------------                         --------------                        -----------
                8,545,108                               125,505                            10,491

         In September 2002, Jackie M. Ward resigned from the board of directors. On October 22, 2002, Frederick E. Cooper was elected to the board of directors to fill the vacancy created by Ms. Ward's resignation.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     4. Loan and Security Agreement, dated October 22, 2002, between the Company and HFG Healthco-4, LLC.

  10.1 Employment Letter Agreement, dated August 5, 2002, between the Company and Stephen M. Mengert

  10.2 NewMarket Building Lease Agreement, dated September 4, 2002, between the Company and Trizec Realty, Inc.

  10.3 One Parkway Center Lease Agreement, dated November 8, 2002, between the Company and Atlanta Parkway Investment Group, Inc.

  11.   Computation of Earnings per Share


(b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K on September 4, 2002 announcing the appointment of Stephen M. Mengert as Vice-President, Finance and Chief Financial Officer and on October 8, 2002 announcing the completion of the acquisition of Quality Oncology, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MATRIA HEALTHCARE, INC.


November 13, 2002                  By: /s/  Parker H. Petit
                                   ---------------------------------------------
                                            Parker H. Petit
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                      /s/   Stephen M. Mengert
                                   ---------------------------------------------
                                            Stephen M. Mengert
                                            Vice President--Finance and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                                 CERTIFICATIONS


I, Parker H. Petit, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Matria Healthcare, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                   /s/  Parker H. Petit
                                    --------------------------------------------
                                         Parker H. Petit
                                         Chairman of the Board,
                                         President and
                                         Chief Executive Officer

I, Stephen M. Mengert, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Matria Healthcare, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior
                     to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                   /s/  Stephen M. Mengert
                                    --------------------------------------------
                                    Stephen M. Mengert
                                    Vice President--Finance and Chief
                                    Financial Officer