Form 10-K
period 2002-12-31
MATRIA HEALTHCARE INC
filed 2003-03-31
CIK 1007228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

Commission File No. 0-20619

MATRIA HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2205984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Parkway Place Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 767-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share, together
with associated Common Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes   ☐     No    ☒

As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, there were 9,018,914 shares of common stock outstanding. The aggregate market value of common stock held by nonaffiliates was approximately $70,163,914 based upon the closing sale price on June 28, 2002. As of March 11, 2003, there were 10,104,100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
Special Item. Executive Officers of the Company.
PART II
Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7a. Quantitative and Qualitative Disclosure about Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EX-3.3 AMENDED BYLAWS
EX-4.10 SUPPLEMENTAL INDENTURE
EX-4.11 SUPPLEMENTAL INDENTURE
EX-4.12 SUPPLEMENTAL INDENTURE
EX-4.13 AMENDMENT NO. 1, TO THE LOAN AND SECURITY
EX-10.27 SPLIT DOLLAR TERMINATION AGREEMENT
EX-10.28 SPLIT DOLLAR TERMINATION AGREEMENT
EX-10.29 SPLIT DOLLAR TERMINATION AGREEMENT
EX-10.30 SPLIT DOLLAR TERMINATION AGREEMENT
EX-10.31 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.32 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.33 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.34 CHANGE IN CONTROL SEVERANCE COMPENSATION
EX-10.35 CHANGE IN CONTROL SEVERANCE COMPENSATION
EX-10.36 EMPLOYMENT LETTER AGREEMENT
EX-10.37 TRUST UNDER THE SUPPLEMENTAL EXECUTIVE
EX-10.38 LOCKUP AGREEMENT
EX-11.0 COMPUTATION OF EARNINGS (LOSS) PER SHARE
EX-21.0 LIST OF SUBSIDIARIES
EX-23.0 ACCOUNTANTS' CONSENT

MATRIA HEALTHCARE, INC.
2002 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business.

     General. Matria Healthcare, Inc., a Delaware corporation (“Matria” or the “Company”), is a comprehensive, integrated disease management company, offering its services to patients, health plans and employers. Disease management encompasses a broad range of services aimed at controlling healthcare costs through proactive management of care. Matria’s strategy is to provide cost-saving solutions for the five most costly chronic diseases and episodic conditions in the nation: diabetes, obstetrical conditions, cancer, respiratory disorders and cardiovascular disease. In addition, the Company has added programs for depression and chronic pain to its service offerings. Matria’s disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, mail-order supply and clinical services. Matria contracts with managed care organizations and self-insured employers for the provision of its services for which the Company is generally compensated on a fee-for-service basis. The Company is also a leading designer, developer, assembler and distributor of products for the diabetes market.

     Matria was incorporated on October 4, 1995 for the purpose of the merger of Healthdyne Maternity Management and Tokos Medical Corporation. The effective date of the merger was March 8, 1996. Matria’s headquarters are located in Marietta, Georgia.

     Acquisitions and Expansion of Services. On February 6, 2002, the Company purchased certain of the assets of ChoicePoint Health Systems, Inc. (“ChoicePoint”), a direct-to-consumer laboratory testing facility located in Kansas. The assets of ChoicePoint were transferred to the Company’s subsidiary, Matria Laboratories, Inc., a Delaware Corporation (“Matria Labs”). Matria Labs is engaged in the business of direct-to-consumer laboratory testing serving the diabetes, cardiovascular and hypertension patient populations.

     On June 14, 2002, the Company acquired MarketRing.com, Inc. (“MarketRing”), an Atlanta, Georgia based healthcare information technology company. MarketRing has certain proprietary technology that the Company previously licensed and currently utilizes with its Trax™ disease management system.

     Effective October 1, 2002, the Company acquired certain assets of LifeMetrix, Inc., including its subsidiary, Quality Oncology, Inc. (“QO”). QO is a national provider of cancer disease management programs with locations in Virginia, Florida and California.

     In April 2002, the Company introduced its cardiovascular disease management program, which includes the management of patients with coronary artery disease and congestive heart failure.

     In November 2002, the Company added disease management programs for depression and chronic pain to its product offerings.

     Business Segments and Geographic Areas. In 2002, the Company’s operations consisted of two reportable business segments: Health Enhancement and Women’s Health. Information regarding revenues, operating earnings, and identifiable assets (including intangibles) of each of the business segments in which the Company operated in fiscal years 2000 through 2002, as well as information regarding revenues of the Company attributed to the geographic areas in which the Company operated during those years, is in note 13 of Notes to Consolidated Financial Statements on pages F-23 through F-24 of this report.

     Health Enhancement. The Health Enhancement segment has two components: disease management and diabetes product design, development and assembly operations.

     The disease management component of the Health Enhancement segment currently offers disease management services for diabetes, cancer, respiratory disorders, cardiac disease, depression and chronic pain. The Company’s disease management programs improve health outcomes through identification, stratification, risk assessment, patient education, support and compliance management for specified conditions and associated co-morbidities. Some programs also include care or case management.

     As part of the diabetes and respiratory disorder compliance management process, the Company sells prescription and non-prescription drugs and supplies used by diabetes and respiratory patients in the management of their conditions. These sales are made primarily on a mail-order basis through the Company’s pharmacy, laboratory and supplies subsidiaries of the Health Enhancement segment. Effective February 2002, Matria Labs, a direct-to-consumer laboratory testing facility headquartered in Lenexa, Kansas, serves the diabetes, cardiovascular and hypertension patient populations. The disease management programs for chronic conditions serve patients in the United States through the Company’s facilities in Atlanta, Georgia; Roanoke, Virginia; Irvine, California and Lenexa, Kansas, and in Germany through its main facilities in Neumünster and Dresden, Germany.

     With the acquisition of QO effective October 2002, the Company began to provide cancer disease management programs directly through QO. QO serves patients nationwide through its call centers located in Virginia, Florida and California. Services include 24-hour-a-day, seven-day-a-week phone access to a team of experienced cancer nurses who help patients understand and manage their cancer and treatment. QO’s proprietary cancer patient website, www.cancerpage.com, delivers high-quality clinical and lifestyle information for patients and their families.

     The Health Enhancement segment also includes Facet Technologies, LLC (“Facet”), a leading designer, developer, assembler and distributor of products for the diabetes market. Facet has a significant presence in each of the three major products used by patients with diabetes for testing blood glucose levels: standard lancets, lancing devices and safety lancets. Facet operates from facilities in Marietta, Georgia; McDonough, Georgia, and Milton Keynes and Northants, England. Its products are shipped primarily to North and South America, Europe and Asia.

     Approximately 28%, 29% and 34% of the Health Enhancement segment’s revenues were derived from customers outside of the United States in 2002, 2001 and 2000, respectively, of which approximately 23%, 22% and 26% of the segment’s revenues in 2002, 2001 and 2000, respectively, were from shipments to Germany.

     Women’s Health. The Women’s Health segment offers a wide range of services designed to assist physicians and payors in the cost-effective management of maternity patients. These services include risk assessment, patient education, hypertension management, infusion therapy for the management of hyperemesis, anticoagulatation disorders and preterm labor, gestational diabetes management, fetal surveillance, home uterine activity monitoring and other clinical services as prescribed by the patient’s physician. The Women’s Health segment is headquartered in Marietta, Georgia and has 41 sites of service throughout the United States, nine of which are monitoring centers. All 41 sites are fully accredited as home care organizations by the Joint Commission on Accreditation of Health Care Organizations. In addition, the segment has two after-hours centers.

     Discontinued Operations. Effective February 1, 2001, the Company sold the business and assets of Quality Diagnostic Services, Inc. (“QDS”), a cardiac diagnostic company that comprised the Company’s former Cardiovascular segment. This business is unrelated to the Company’s current cardiac disease management business, which continues to operate as part of the Company’s Health Enhancement segment.

     Customers, Suppliers and Third-Party Payors. In 2002, the Company’s revenues from continuing operations were derived from the following types of customers: approximately 48% from third-party private payors (including employers), 23% from original equipment manufacturers and distributors, 15% from domestic government payors and 14% from foreign healthcare systems.

     The Company markets its disease management services to patients, physicians, other healthcare providers and third-party payors through its employee sales force. In addition, from time-to-time, the diabetes mail-order supply component utilizes television and direct mail advertising.

     The Company’s clinical services and pharmacy, laboratory and supply businesses are reimbursed on a fee-for-service or per item basis. Disease management services, however, are paid for primarily on the basis of monthly fees for each employee or member enrolled in a health plan, each member identified with a particular chronic disease or condition under contract, or each member enrolled in the Company’s program or on a case-rate basis.

     Facet markets its products to large medical device manufacturers through its employee sales force. Its customers include original equipment manufacturers and distributors of blood glucose and other point-of-care test kits. Four major original equipment manufacturer customers represented approximately 85% of Facet’s total sales in 2002.

     Seasonality. Revenues of the Women’s Health segment tend to be seasonal. Revenues typically begin to decrease with the onset of the holiday season starting with Thanksgiving, causing the fourth quarter and first quarter revenues of each year to be less than those of the second and third quarters. The Company’s other businesses do not reflect any significant degree of seasonality.

     Trademarks, Licenses and Patents. The Company owns a number of trademarks and service marks which, in the aggregate, are important to the marketing and promotion of its products and services. The Company does not believe, however, that any single trademark or service mark is material in relation to the Company’s business as a whole. The Company generally makes a practice of protecting its most significant trademarks by registration.

     Additionally, the Company holds patents or has an exclusive, perpetual right to use the only uterine activity monitors that have received pre-market approval from the Food and Drug Administration (“FDA”) for home use on patients with a history of previous preterm birth. The Company’s rights to the monitors had been a material competitive advantage in marketing the Company’s uterine activity monitoring services. In 2001, the FDA reclassified the monitors from Class III into Class II devices, which will make substantially equivalent devices available to the Company’s competitors, without their having to receive pre-market approval. As part of the reclassification, the FDA has imposed special controls on the use of such devices. It is not clear what impact these developments will have on the Company’s home uterine activity monitoring business.

     Patents owned by Nipro Corporation and its subcontractors with respect to products distributed by Facet are material to the continued marketing of those products. Also, the Company considers its clinical and disease management programs to be proprietary and material to the portion of the Company’s business to which they relate.

     Any impairment of the Company’s rights in the intellectual property described above could have a material adverse effect on the particular business to which they relate.

     Competition. The medical industry is characterized by rapidly developing technology and increased competition. In all its product and service lines, the Company competes with companies, both large and small, located in the United States and abroad. Competition is strong in all lines, without regard to the number and size of the competing companies involved. Certain of the Company’s competitors and potential competitors have significantly greater financial and sales resources than the Company and may, in certain locations, possess licenses or certificates that permit them to provide products and services that the Company cannot currently provide.

     Although the Women’s Health segment is a leading provider in its market, with a market share of approximately 85%, the Women’s Health business and the Company’s disease management businesses compete with a large number of competitors. Competitors of the Company’s Women’s Health segment include national, regional and local home health agencies, hospitals and other companies devoted primarily to providing services for the management of maternity patients. The Company’s disease management businesses compete with pharmaceutical companies, case management companies and other companies engaged principally in the business of providing disease management services for one or more diseases or conditions. Additionally, the disease management component’s pharmacy, laboratory and supplies operations compete with retail pharmacies, pharmacy benefit companies and traditional laboratories. These businesses compete on a number of factors, including quality of care and service, reputation within the medical community, scope of products and services, geographical scope and price.

     Competition in the diabetes product design, development and assembly component of the Company’s Health Enhancement segment also is based on quality, service and price. In addition, competition in research involving the development of new products and the improvement of existing products is particularly significant.

     The Company believes that its clinical expertise, advanced technology and coordinated approach to patient services will enable its Women’s Health segment and the disease management component of its Health Enhancement segment to compete effectively. Similarly, the Company believes that the quality of Facet’s products, as well as its strong distribution system, value-added approach to customer service, and design and development expertise will continue to enable this business to maintain its significant market share, notwithstanding the highly competitive environment in which it operates. There can be no assurance, however, that the Company will not encounter increased or more effective competition in the future, which could limit the Company’s ability to maintain or increase its business or render some products and services offered by the Company obsolete or non-competitive and which could adversely affect the Company’s operating results.

     Research and Development. Facet maintains a dedicated research and development staff at its headquarters in Marietta, Georgia. This business’s research and development activities are key factors in its ability to stay abreast of its competition.

     Program development and refinements in the Women’s Health segment and the disease management component of the Health Enhancement segment result from the cooperative efforts of the businesses’ information technology, clinical, operating and marketing staff.

     The costs of all of the Company’s research and development efforts are charged to earnings when incurred. However, the Company capitalizes development costs incurred for internal-use software under the provisions of AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

     Regulation and Healthcare Industry Changes. All of the Company’s businesses are subject to varying degrees of government regulation in the countries in which they operate. There has been a trend in recent years both in the United States and outside of the United States toward more stringent regulation of, and enforcement of requirements applicable to, healthcare providers and medical device manufacturers. The continuing trend of more stringent regulatory oversight in healthcare, enforcement activities and product clearance for medical devices have caused healthcare providers and manufacturers to experience more uncertainty, greater risk, higher expenses and longer approval cycles. Management does not expect this trend to change in the near or long term, in the United States or abroad.

     In the United States, regulation of the healthcare industry is particularly pervasive. Many states require providers of home health services, such as the Company’s Women’s Health segment, to be licensed as home health agencies and to have medical waste disposal permits. In addition, the operations of Matria’s diabetes and respiratory disease management businesses require Matria to be licensed as a pharmacy or durable medical equipment provider in several states. Matria Labs is a licensed clinical laboratory in Kansas. Also, many states require QO to be licensed as a utilization review provider. Moreover, certain employees of the Company are subject to state laws and regulations regarding the ethics and professional practice of pharmacy and nursing. The Company may also be required to obtain certification to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established Certificate of Need (“CON”) programs regulating the establishment or expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect the Company’s disease management businesses.

     In addition, the Company is subject to various federal and state statutes regulating payments to or relationships with referral sources. Penalties for violation of these statutes include substantial fines and penalties, imprisonment and exclusion from participation in governmental healthcare programs.

     Moreover, many of the medical products utilized by the Company for the provision of its services are classified as medical devices under the federal Food, Drug and Cosmetic Act (the “FDC Act”) and are subject to regulation by the FDA. Certain recent FDA actions with respect to home uterine activity monitors were discussed above in this Item 1 under “Trademarks, Licenses and Patents.” In addition, some of the Company’s services involve the use of drugs that are regulated by the FDA under the FDC Act. Although medical devices and drugs used by the Company are labeled for specific indications and cannot be promoted for any other indications, the FDA allows physicians to prescribe drugs and medical devices for such “off-label” indications under the “practice of medicine” doctrine. In fact, a significant percentage of drugs taken by women in pregnancy are used “off-label”. Nevertheless, publicity concerning the off-label use of drugs and devices may adversely affect the Company’s Women’s Health segment’s business.

     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) governs electronic healthcare transactions and the privacy and security of medical records and other individually identifiable patient data. Regulations issued by the Secretary of Health and Human Services, acting pursuant to HIPAA, establish standards for the protection of the privacy of personal health information maintained by health care providers, hospitals, health plans and health insurers, and health care clearinghouses. In general, the privacy regulations prohibit the use and disclosure of medical records and other individually identifiable health information held or disclosed by health care providers and other affected entities in any form, whether communicated electronically, on paper, or orally, subject only to certain limited exceptions. In addition, the regulations provide patients with significant new rights to understand and control how their health information is used. These regulations do not preempt more stringent state laws and regulations. Health care providers and other affected entities have until April 2003 to comply with the privacy regulations. Additional regulations requiring the use of uniform standards for electronic health care transactions have been issued. The Company requested and obtained an extension of time to comply with the electronic transactions regulations until October 2003. Further regulations establishing health care information security requirements have been issued with compliance required by April 2005. Failure to comply with HIPAA can result in criminal penalties and civil sanctions.

     As a result of the Company’s desire to assure compliance with the increasingly complex regulatory environment for the healthcare industry, the Company maintains a company-wide compliance program, developed in accordance with federal guidelines.

     Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws and regulations, there can be no assurance that the Company will not become the subject of a regulatory or other investigation or proceeding or that its interpretations of applicable laws and regulations will not be challenged. The defense of any such challenge could result in substantial cost to the Company and diversion of management’s time and attention. Thus, any such challenge could have a material adverse effect on the Company’s business, regardless of whether it ultimately is sustained. Moreover, the Company believes that its businesses will continue to be subject to increasing regulation, the scope and effect of which the Company cannot predict.

     Employees. As of December 31, 2002, the Company employed a total of 1,175 full-time employees and 56 regular part-time employees. In addition, the Company employs an additional 982 part-time clinical employees to provide, among other things, patient training and backup support on an “as needed” basis. None of the Company’s employees are represented by a union. The Company considers its relationship with its employees to be good.

     Business Strategy. The Company’s strategy is to (i) expand its disease management business through the addition of new product lines as well as the development and expansion of relationships with health plans and employers and (ii) to grow the pharmacy, laboratory and supplies component of its Health Enhancement segment through more effective marketing measures and improved customer retention. The Company expects these efforts to be aided by its technologically advanced TRAX™ system for disease management and the state-of-the-art infrastructure system recently implemented in the pharmacy, laboratory and supplies division.

     Risk Factors. The Company’s business is subject to certain risks, including the risks described under the headings “Seasonality,” “Trademarks, Licenses and Patents,” “Competition” and “Regulation and Healthcare Industry Changes” in this Item 1 and those described below. Readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving the Company.

     This Item 1 does not describe all risks applicable to the Company’s business and is intended only as a summary of certain material factors that affect the Company’s operations in the industries in which it operates. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

The disease management business is a relatively new component of the overall healthcare industry.

     Disease management services are relatively new components of the Company’s business and of the overall healthcare industry. Accordingly, payors have not had significant experience in purchasing, evaluating or monitoring such services, which generally results in a lengthy sales cycle. The success of the Company’s business plan relative to its disease management operations depends on a number of factors. These factors include:

•	The Company’s ability to differentiate its products and service offerings from those of its competitors;

•	The extent and timing of the acceptance of the Company’s services as a replacement for, or supplement to, traditional managed care offerings;

•	The Company’s ability to implement new and additional services beneficial to health plans and employers; and

•	The Company’s ability to effect cost savings for health plans and employers through the use of its programs.

     Since the disease management business is continually evolving, the Company may not be able to anticipate and adapt to a developing market. Moreover, the Company cannot accurately predict the future growth rate or the ultimate size of the disease management market.

The Company is highly dependent on payments from third-party healthcare payors, which may implement cost reduction measures that adversely affect the Company’s business and operations.

     In 2002, the Company’s revenues from continuing operations were derived from the following types of customers: approximately 48% from third-party private payors (including employers), 23% from original equipment manufacturers and distributors, 15% from domestic government payors and 14% from foreign healthcare systems. Third-party private and governmental payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and other concessions from providers. This trend, as well as other changes in reimbursement rates, policies or payment practices by third-party and governmental payors (whether initiated by the payor or legislatively mandated) could have an adverse impact on the Company’s Women’s Health and disease management businesses.

Facet is substantially dependent on a few customers.

     Facet’s revenues are substantially dependent on sales to four customers. In 2002, these four customers represented approximately 85% of Facet’s revenues, which in turn represented approximately 21% of the Company’s total revenues. The Company has multiple contracts with these customers covering various products. The remaining term of these contracts range from six months to two years. There is no guarantee that these contracts will be renewed.

The profitability of the Company’s pharmacy, laboratory and supplies division depends on recurring customer orders.

     Due to the marketing and regulatory compliance costs associated with initial customer qualification, the pharmacy, laboratory and supplies division of the Company’s Health Enhancement segment generally incurs losses with respect to the first order of drugs and supplies from a new customer. Accordingly, the profitability of this component depends in large part on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside the Company’s control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions.

Facet and the Company’s Women’s Health segment are both highly dependent on supplies from limited sources.

     Facet’s business is highly dependent on its exclusive supply relationship with Nipro Corporation, from which it purchases virtually all of the components for its products on terms the Company views as favorable. Under the agreement, some terms, such as pricing, are negotiated annually while others, such as the exclusivity arrangement, are renewable after longer periods. The exclusivity provisions of the Company’s agreement with Nipro will expire in November 2003. Although Nipro has been a supplier to Facet’s business for more than 15 years, there can be no assurance that the Company will be able to negotiate a renewal of the exclusivity arrangement on favorable terms. In addition, there are an extremely limited number of suppliers of terbutaline sulfate, a prescription drug used in large supply by the Company’s Women’s Health segment, and price increases in this drug during the second and third quarter of 2002 adversely affected the segment’s cost of revenues. In September 2002, the Company entered into an arrangement for the supply of this drug which has reduced its cost to the Company. Termination of any of these supply arrangements or failure to continue any of them on favorable terms could have a material adverse effect on the business of Facet or the Women’s Health segment, as applicable, as would any interruption in the supply or significant increase in the price of these products, whatever the cause.

The Company’s data management and information technology systems are critical to maintaining and growing its business.

     The Company’s disease management services are dependent on the effective use of information technology. The Company uses its proprietary TRAX™ system and QO’s Integrated Care Management System in the provision of its disease management services. In the fourth quarter of 2002, the Company installed a state-of-the-art computer system to support the growth of the pharmacy, laboratory and supplies division of the Health Enhancement segment. Although the Company believes that its systems provide it with a competitive advantage, the Company is exposed to technology failure. In addition, data acquisition, data quality control and data analysis, which are a cornerstone of the Company’s disease management programs, are intense and complex processes subject to error. Untimely, incomplete or inaccurate data or flawed analysis of such data could have a material adverse impact on the Company’s business and revenues.

The development of improved technologies for glucose monitoring that eliminate the need for consumable testing supplies could adversely affect the Company’s business.

     Most of the revenues from the Company’s pharmacy, laboratory and supplies business and all of Facet’s revenues are from the sale of consumable testing supplies used to draw and test small quantities of blood for the purpose of measuring and monitoring blood glucose levels. Numerous research and development efforts are underway to develop more convenient and less intrusive glucose measurement techniques. Although the Company does not believe such events are imminent, the commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect the Company’s pharmacy, laboratory and supplies business.

Many of the Company’s disease management fees are contingent upon performance.

     Many of the Company’s existing disease management agreements contain a savings guarantee, which typically provides that the Company will repay all or some of the Company’s fees if the payor’s cost savings as a result of the Company’s disease management programs do not meet expectations or if other quality performance measures are not met. Some contracts also provide that the Company will receive bonus compensation by meeting certain performance criteria. There is no guarantee that the Company will meet the performance criteria necessary to receive the designated bonus compensation or to avoid repayment of fees under the agreements.

The Company’s foreign operations are subject to additional risks.

     Although the majority of the Company’s operations are in the United States, the Health Enhancement segment derives substantial revenue from outside of the United States. The risks of doing business in foreign countries include potential adverse changes in the stability of foreign governments and their diplomatic relations, hostility from local populations, adverse effects of currency fluctuations and exchange controls, deterioration of foreign economic conditions and changes in tax laws. Due to the foregoing risks, any of which, if realized, could have a material adverse effect on the Company, the Company believes that its business activities outside of the United States involve a higher degree of risk than its domestic activities.

The Company may face costly litigation that could force it to pay damages and harm its reputation.

     Like other participants in the healthcare market, the Company is subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. Although the Company currently maintains liability insurance intended to cover such claims, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, these insurance policies must be renewed annually. Although the Company has been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim in excess of the insurance coverage could have a material adverse effect on the Company’s results of operations or financial condition. Claims, regardless of their merit or eventual outcome, also may have a material adverse effect on the Company’s business and reputation.

Past and future acquisitions may cause integration problems, disrupt the Company’s business and strain the Company’s resources.

     In the past the Company has made several significant business acquisitions, and may continue with such acquisitions in the future. The Company’s success will depend, to a certain extent, on its ability to smoothly integrate any acquired business entities. These acquisitions, either individually or as a whole, could divert management attention from other business concerns and expose the Company to unforeseen liabilities or risks associated with entering new markets and integrating those new entities. Further, the integration of these entities may cause the Company to lose key employees. Integrating newly acquired organizations and technologies could be expensive and time consuming and may strain the Company’s resources. Consequently, the Company may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.

If the Company does not manage its growth successfully, its growth and profitability may slow or stop.

     If the Company does not manage its growth successfully, its growth and profitability may slow or stop. The Company has expanded its operations rapidly and plans to continue to expand. This expansion has created significant demands on the Company’s administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain the Company’s resources and increase the Company’s need for capital. The Company’s personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.

If the Company’s costs of providing products or services increase, the Company may not be able to pass these cost increases on to its customers.

     In many of the Company’s markets, due to competitive pressures or the fact that reimbursement rates are set by law, the Company has very little control over the price at which it sells its products and services. If the Company’s costs increase, the Company may not be able to increase its prices, which would adversely affect results of operations. Accordingly, any increase in the cost of such products and services could reduce the Company’s overall profit margin.

The Company’s operating results have fluctuated in the past and could fluctuate in the future.

     The Company’s operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of the Company’s control. These factors include:

•	Impact of substantial divestitures and acquisitions;

•	Loss or addition of customers and referral sources;

•	Investments required to support growth and expansion;

•	Changes in the mix of the Company’s products and customers;

•	Changes in healthcare reimbursement policies and amounts;

•	Increases in operating expenses;

•	Increases in selling, general and administrative expenses;

•	Increased or more effective competition; and

•	Regulatory changes.

     In addition, revenues from the Company’s Women’s Health segment are historically less during the fourth and first calendar quarters than during the second and third calendar quarters. The seasonal variability of demand for these services significantly affects, and the Company believes will continue to affect, its quarterly operating results.

The Company’s stock price and trading volume may be volatile.

     Stock prices of healthcare companies and the Company’s stock price in particular may be volatile. The price of the Company’s stock may be influenced by a number of factors, including variations in the Company’s financial results, changes in earnings estimates by financial analysts and general economic, industry and market conditions. Many of these factors are beyond the ability of the Company to control. In addition, the Company’s stock is not heavily traded, and therefore the ability of shareholders to achieve relatively quick liquidity without a negative impact on the stock price may be limited.

     Forward-Looking Statements. This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company’s beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “seek” and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated; (ii) the loss of major customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company’s exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient therapy mix; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s disease management products; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast or effect cost savings and clinical outcomes improvements under the Company’s disease management contracts or to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates and (xix) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2002. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company’s disclosure obligations in filings it makes with the Securities and Exchange Commission (the “Commission”) under federal securities laws.

Item 2. Properties.

     Matria’s principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 72,500 square feet. The facility is leased through February 28, 2010. Matria also leases 46,611 square feet at 2161 NewMarket Parkway, Marietta, Georgia, for its call center operations.

     Additional properties also are leased for the other operations of Matria. The Women’s Health segment’s patient service centers are typically located in suburban office parks and range between 400 and 5,500 square feet of space with an average of approximately 2,200 square feet. Total square footage for these facilities is approximately 79,000 square feet. These facilities are leased for various terms through 2008.

     Facet’s assembly and packaging facility consists of approximately 70,000 square feet of office and warehouse space in McDonough, Georgia. The lease term on this facility will expire in 2008. Facet also occupies approximately 9,000 square feet of space in the Matria headquarters building. This lease expires on February 28, 2010. In addition, Facet leases approximately 1,000 square feet of warehouse space in Milton Keynes, England under an automatically renewable lease, which can be cancelled with six months notice. It also has a 200 square foot office in Northants, England under a lease that expires in August 2003 with automatic annual renewals.

     The pharmacy and supplies component of the Company’s Health Enhancement segment maintains its United States headquarters in Roanoke, Virginia, where its facility consists of approximately 32,000 square feet of office and warehouse space, which is leased through August 2006. The Irvine, California operation of this business leases approximately 7,000 square feet of office and warehouse space, under a lease that expires in March 2008. Matria Labs leases approximately 6,000 square feet of space in Lenexa, Kansas through May 31, 2005.

     The Company’s foreign disease management operations lease office facilities in Neumünster and Dresden, Germany, consisting of approximately 3,000 and 8,00 square feet, respectively. The Neumünster facility, which also includes warehouse space, is leased through July 2004. The Dresden facility, which also houses a retail shop, is leased for a term expiring in 2005. The business also leases an approximately 900 square foot office, warehouse and training facility in Kobande, Germany under a lease expiring in July 2004. In addition, this business operates numerous retail, training and footcare facilities throughout Germany in leased space ranging from 100 to 1,700 square feet with remaining lease terms of two years or less. The business also leases warehouse space throughout Germany ranging from 125 to 6,300 square feet under leases with terms expiring in two years or less.

     QO has three locations totaling approximately 23,150 square feet, with its main call center facility located in Sunrise, Florida. These facilities have lease terms through October 2005. MarketRing occupies offices of approximately 7,000 square feet in Alpharetta, Georgia, with a lease term expiring August 2004.

     These facilities are generally in good condition, and Matria believes that they are adequate for and suitable to its requirements.

Item 3. Legal Proceedings.

     Matria is subject to various legal claims and actions incidental to its business and the businesses of its predecessors and their respective subsidiaries, including product liability claims and professional liability claims. As did its predecessors, Matria maintains insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) additional suits will not be filed in the future against the Company, (ii) Matria’s prior experience with respect to the disposition of its litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future. There are no pending legal or governmental proceedings to which the Company is a party that the Company believes would, if adversely resolved, have a material adverse effect on Matria.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Special Item. Executive Officers of the Company.

     The following sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position with the Company

Parker H. Petit	63	Chairman of the Board, President and Chief Executive Officer

Thomas S. Hall	42	Executive Vice President and Chief Operating Officer

Stephen M. Mengert	53	Vice President – Finance and Chief Financial Officer

Yvonne V. Scoggins	53	Vice President – Financial Planning and Analysis

Roberta L. McCaw	47	Vice President – Legal, General Counsel and Secretary

Thornton A. Kuntz, Jr.	49	Vice President – Administration

     The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     Mr. Petit has served as Chairman of the Board since the merger between Healthdyne Maternity Management and Tokos Medical Corporation and as President and Chief Executive Officer since October 5, 2000. In addition, he served as a member of the three-person Office of the President in 1997. Mr. Petit was the founder of Healthdyne, Inc. and served as its Chairman of the Board of Directors and Chief Executive Officer from 1970 until the stock of the last of its operating subsidiaries were distributed to its shareholders in 1996. Mr. Petit is also a director of Intelligent Systems Corp. and Logility, Inc.

     Mr. Hall was appointed Executive Vice President and Chief Operating Officer of the Company on October 22, 2002. From 2000 to 2002, he was President and Chief Executive Officer of TSH & Associates, an independent consulting and management services company. From 1997 to 1999, Mr. Hall held executive positions that included President of ADP TotalSource, a division of Automated Data Processing, Inc. (ADP).

     Mr. Mengert was appointed Vice President – Finance and Chief Financial Officer of the Company on September 3, 2002. Since 2000, he has been a partner with Tatum CFO Partners, L.L.P., and prior to joining the Company, served as Chief Financial Officer of Tatum client companies in the technology and healthcare sectors. From 1996 to 1999, Mr. Mengert served as Senior Vice President of Finance and Chief Financial Officer of Pediatric Services of America, a company specializing in pediatric homecare for medically fragile children.

     Ms. Scoggins has been Vice President – Financial Planning and Analysis since February 28, 2001 and previously was Vice President, Treasurer and Chief Accounting Officer of the Company from December 15, 1997 to February 28, 2001 and also Vice President and Controller from March 8, 1996 to December 15, 1997. Prior thereto, she was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President – Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

     Ms. McCaw has been Vice President – Legal, General Counsel and Secretary of the Company since April 23, 1998 and previously was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998, and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut-based law firm, from January 1990 to July 1996.

     Mr. Kuntz has been Vice President – Administration since February 24, 1998 and previously was Vice President – Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President – Administration of Healthdyne from August 1992 to March 1996.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

     (a)  Market Information. Matria’s common stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market (“NASDAQ”) under the symbol “MATR”.

     The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria common stock as quoted on NASDAQ from January 1, 2001 through December 31, 2002:

Quarter	Low	High

2001
First	$9.25	$16.63
Second	12.25	16.10
Third	15.05	25.15
Fourth	21.45	36.67

2002
First	$15.75	$40.00
Second	7.00	25.59
Third	5.89	9.15
Fourth	6.25	12.80

     (b)  Holders. The approximate number of stockholders of the Company as of March 11, 2003 was 1,750 record holders and 5,500 street holders.

     (c)  Dividends. Matria has not paid any cash dividends with respect to its common stock and does not intend to declare any dividends in the near future. The Company is a party to a Loan and Security Agreement and an Indenture, each of which contains covenants restricting the payment of dividends on and repurchases of the Company’s common stock.

     (d)  Equity Compensation Plan Information.

     The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2002.

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in 1st
Plan Category	and Rights	and Rights	Column)

Equity compensation plans approved by security holders	1,291,038	$17.74	572,620 (1)
Equity compensation plans not approved by security holders (2)	83,854	$22.36	—

Total	1,374,892	$18.02	572,620

(1)	Includes securities available for future issuance under shareholder approved compensation plans as follows: 175,752 shares under the 2002 Stock Incentive Plan, 58,314 shares under the 2001 Stock Incentive Plan, 76,250 shares under the 2000 Directors’ Non-qualified Stock Option Plan, 207,491 shares under the 2000 Stock Incentive Plan, 34,855 shares under the 1997 Stock Incentive Plan, 13,958 shares under the 1996 Directors’ Non-qualified Stock Option Plan and 6,000 shares under the 1996 Stock Incentive Plan.

(2)	This total includes options for: (1) 15,000 shares granted to Robert F. Byrnes, former President and CEO of the Company, on October 1, 1997 pursuant to the terms of a settlement agreement between Mr. Byrnes and the Company. These options were immediately exercisable by Mr. Byrnes. (2) 29,502 shares granted to certain key employees (other than executive officers) on October 20, 1997 and 20,000 shares granted to non-employee members of the Company’s Board of Directors on February 24, 1998. All of these options were granted at exercise prices which were the fair market value of a share of the Company’s stock on the date of grant and all expire ten years from the date of the grant. The October 20, 1997 grants vested 33% a year and became exercisable on October 20, 2000. The February 24, 1998 grants vested on February 24, 1999. (3) 19,352 shares assumed by the Company in connection with the acquisition of MarketRing, which options were granted by MarketRing under the MarketRing 1999 Stock Option and Stock Appreciation Rights Plan prior to the acquisition. The exercise price for these options, originally set by MarketRing, has been determined by reference to the exchange ratio prescribed for converting shares of MarketRing common stock into shares of the Company’s common stock pursuant to the acquisition. The number of shares subject to these assumed options will be increased by up to 2,053 shares, in the aggregate, upon the release, if any, of certain shares held in escrow by the Company through June 14, 2003 as security for certain indemnification obligations of MarketRing. The assumed options generally vest in increments of 25% annually, beginning on the second anniversary of the date of grant, with such options expiring five to ten years from the date of grant or upon termination of employment.

Item 6. Selected Financial Data.

     The following sets forth selected consolidated financial data with respect to the Company’s operations. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto. The statement of operations data for the five years ended December 31, 2002 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

	Years Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Consolidated statements of operations data:
Revenues	$277,631	$263,983	$225,767	$231,739	$128,572
Earnings (loss) from continuing operations	(15,644)	7,925	13,694	31,366	(100,406)
Earnings (loss) from continuing operations per common share:
Basic	$(1.68)	$0.78	$1.10	$3.05	$(10.98)
Diluted	(1.68)	0.76	1.05	2.82	(10.98)

	December 31,

	2002	2001	2000	1999	1998

			(In thousands)
Consolidated balance sheets data:
Total assets	$291,407	$260,623	$268,850	$285,713	$97,304
Long-term debt, excluding current installments	118,215	114,575	76,996	91,090	18,385
Redeemable preferred stock	—	—	41,446	41,005	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     Matria Healthcare, Inc. (“the Company”) is a comprehensive, integrated disease management services company, offering its services to patients, health plans and employers. The Company’s strategy is to provide cost-saving solutions for the five most costly chronic diseases and episodic conditions in the nation: diabetes, obstetrical conditions, cancer, respiratory disorders and cardiovascular disease. In addition, the Company has added programs for depression and chronic pain to its service offerings. The Company’s disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, mail-order supply and clinical services. The Company is also a leading designer, developer, assembler and distributor of products for the diabetes market.

     The Company has two reporting segments: Health Enhancement and Women’s Health. The Health Enhancement segment is comprised of the Company’s disease management programs and the diabetes product design, development and assembly operation. The Company currently offers disease management services for diabetes, cancer, respiratory disorders, cardiac disease, depression and chronic pain. As part of the diabetes and respiratory disorder compliance management process, the Company sells prescription and non-prescription drugs and supplies used by diabetes and respiratory patients in the management of their conditions. These sales are made primarily on a mail-order basis through the Company’s pharmacy, laboratory and supplies subsidiaries of the Health Enhancement segment. The Health Enhancement segment also includes Facet Technologies, LLC (“Facet”), a leading designer, developer, assembler and distributor of products for the diabetes market. The Women’s Health segment offers a wide range of services designed to assist physicians and payors in the cost-effective management of maternity patients. These services include risk assessment, patient education, hypertension management, infusion therapy for the management of hyperemesis, anticoagulation disorders and pre-term labor, gestational diabetes management, fetal surveillance, home uterine activity monitoring and other clinical services.

     The Company acquired three new businesses in 2002. In February, the Company acquired substantially all of the assets of ChoicePoint Health Systems, Inc. (“ChoicePoint”), a direct-to-consumer laboratory testing facility headquartered in Kansas, which serves the diabetes, cardiovascular and hypertension patient populations. These assets are held by the Company’s subsidiary, Matria Laboratories, Inc. (“Matria Labs”). In June, the Company acquired MarketRing.com, Inc. (“MarketRing”), a healthcare information technology company. MarketRing has certain proprietary technology that the Company had previously licensed and currently utilizes with its TRAX™ disease management system. The Company intends to utilize this technology to facilitate the development of sophisticated website portals for patients, physicians, payors and employers under its current and future disease management contracts. The Company’s financial statements include the operations of Matria Labs effective February 7, 2002 and those of MarketRing commencing on June 14, 2002.

     On September 30, 2002, the Company completed its acquisition of all of the issued and outstanding stock of Quality Oncology, Inc. (“QO”), a national provider of cancer disease management programs, from LifeMetrix, Inc. (“LifeMetrix”). This acquisition broadened the Company’s capability to offer health plans and employers a single source for multiple disease management services. In this acquisition, the Company also acquired from LifeMetrix its Integrated Care Management System and its rights in Cancerpage.com™ and other assets related to its cancer disease management business. Results of operations of QO were reflected in the Company’s financial statements effective October 1, 2002.

     In April 2002, the Company introduced its cardiovascular disease management program, which includes the management of patients afflicted with coronary artery disease and congestive heart failure.

     In November 2002, the Company added disease management programs for depression and chronic pain to its service offerings.

     In October 2002, the Company implemented a new information system in the pharmacy, laboratory and supplies component of the Health Enhancement segment. This $8 million project consisted of the integration of software applications for customer service, inventory, shipping and receiving management, electronic billing and a paperless storage system. Software flaws in the inventory, shipping and receiving management application caused the system to crash in daily use during the first 43 days of operations. These problems caused a loss in revenue and substantial additional expenses associated with manually tracking business processes.

     In the fourth quarter of 2002, the Company consolidated and expanded the disease management call center in Atlanta, Georgia. In addition to capital costs for leasehold improvements, expenses were incurred for personnel and other start-up costs in advance of the January 2003 initiation of new disease management contracts.

     On December 31, 2002, the Company terminated and restructured its retirement plan for certain former and current employees. The decision to terminate the program, which utilized split-dollar life insurance as the funding mechanism, was prompted in part by concerns that such a vehicle may no longer be permitted for some current officers under certain provisions of the Sarbanes-Oxley Act of 2002, as well as anticipation that additional funding, in excess of amounts originally contemplated, would have been required under the former plan.

     In February 2001, the Company sold the business and certain assets of Quality Diagnostic Services, Inc. (“QDS”), a cardiac event monitoring company. The Company’s consolidated financial statements reflect QDS as a discontinued operation for all periods presented.

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company included in this Annual Report. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

Results of Operations

     2002 Compared to 2001.

     Revenues increased $13.6 million, or 5.2%, in 2002 compared to 2001. This increase resulted from growth in the Health Enhancement segment, where revenues increased $19.7 million, or 12.3%. The disease management component of this segment contributed revenue growth in excess of 20% in 2002, while Facet’s revenues were slightly lower in 2002 compared to 2001. Revenues in the Women’s Health segment decreased $6.1 million, or 5.8%, in 2002 compared to 2001 due primarily to a continued decline in the patient census for preterm labor management services.

     Cost of revenues as a percentage of revenues increased to 59.2% in 2002 from 55.2% in 2001. The increase in this percentage was due to a significant price increase in one of the primary drugs used in the preterm labor management program of the Women’s Health segment, combined with a change in this segment’s patient drug therapy mix. Also, cost of revenues as a percentage of revenues increased in the Facet division of the Health Enhancement segment due to packaging inefficiencies experienced prior to the installation of a new automated packaging line in July and August 2002, and in the disease management component of this segment due to additional labor costs incurred during the implementation phase of new disease management contracts. Facet also experienced higher costs of revenues as a percentage of revenues due to price concessions provided to customers that exceeded supplier cost reductions.

     Selling and administrative expenses as a percentage of revenues increased to 33.1% for 2002 compared to 28.9% for 2001. The increase in this percentage was primarily due to increases in customer service and other costs associated with manually tracking business processes resulting from the software flaws encountered upon implementation of the new information system in the pharmacy, laboratory and supplies component of the Health Enhancement segment. This percentage also increased in 2002 because of higher amortization of direct-response advertising costs and increased customer service expenses needed to support higher revenue levels in the Health Enhancement segment. Selling and administrative expenses included a one-time, non-cash charge of

$2.5 million related to the retirement of a $3.5 million note receivable from a former executive acquired from a predecessor organization. The note, which matured on June 30, 2002, stipulated that the balance could be settled in full by surrender of collateral consisting of 125,000 shares of the Company’s common stock, generating a charge equal to the difference between the book value of the note and the closing market value on June 30, 2002 of the 125,000 shares. Selling and administrative expenses for 2002 also included $2.9 million of severance costs. Excluding the charges related to the retirement of the note and severance costs, selling and administrative expenses as a percentage of revenues was 31.0% for 2002 compared to 28.9% for 2001 due to the increases in customer service and direct-response advertising costs described above. Selling and administrative expenses as a percentage of revenue decreased in the Women’s Health segment in 2002 compared to 2001 due to consolidation of patient service centers.

     On December 31, 2002, the Company terminated and restructured its split-dollar insurance retirement plan for certain former and current employees and recorded charges totaling approximately $14.2 million. The plan was terminated for the group including certain former employees and the Company’s Chairman, President and Chief Executive Officer. The plan for the other current employes was replaced by a Supplemental Executive Retirement Plan. The expense of $14.2 million represents the net present value of the targeted benefits under the plan (including tax mitigation amounts) of approximately $13.6 million, and $575,000 related to transaction costs and the net shortfall in the refund of cumulative premiums paid by the Company. The Company satisfied its obligations to participants by relinquishing its collateral interests in the split-dollar policies and through net incremental payments of approximately $3.1 million (the effect of which is mitigated by the elimination of future premium obligations of $3.7 million). An additional $1.0 million is expected to be expensed over the next nine years of expected service by the respective current employees.

     The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for 2002 included an addition to reserves of $2.0 million, which increased the provision for doubtful accounts for both segments. As a result, the provision for doubtful accounts as a percentage of revenues in the Health Enhancement segment was 2.6% in 2002, compared to 1.5% in 2001. The provision for doubtful accounts as a percentage of revenues in the Women’s Health segment was 5.4%, compared to 5.0% in 2001. Excluding this $2.0 million accrual, the provision for doubtful accounts as a percentage of revenues for each segment in 2002 was consistent with 2001. The provision is adjusted periodically based upon the Company’s quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

     As a result of implementing SFAS 142 in January 2002 (see “Recently Issued Accounting Standards” below), the Company discontinued amortization of goodwill in 2002. Amortization of goodwill was approximately $9.3 million in 2001. The Company continued to amortize identifiable intangible assets in 2002; such expense was $560,000 in 2002 and 2001.

     Interest expense increased by $3.7 million, or 35.1%, in 2002 compared to 2001 due to having a full year’s interest on the Company’s 11% senior notes in 2002 compared to approximately six months of interest in 2001 (issued in July 2001) and lesser principal amounts outstanding at a lower average interest rate under the Company’s former bank credit facility in the first half of 2001. The proceeds from the senior notes were used to repay all amounts outstanding in July 2001 under the bank credit facility and to repurchase all shares of preferred stock (and thereby eliminate their dividend requirements), common stock warrants and subordinated acquisition notes. This increase was net of the $1.5 million benefit in 2002 and $633,000 benefit in 2001 from the Company’s interest rate swap arrangements (discussed below in “Liquidity and Capital Resources”). The weighted average interest rate on outstanding indebtedness was 11.89% in 2002 and 10.70% for 2001.

     Other income (expense) for 2002 included the write-off of approximately $2.5 million related to the original Trax™ platform, which was made obsolete due to the latest generation of this software, which was put into production on July 1, 2002. The 2002 amount also included a charge of $692,000 to write-off unamortized loan origination costs associated with the cancellation of the Company’s former bank credit agreement (see “Liquidity and Capital Resources” below where the new facility is discussed).

     The income tax benefit of $4.5 million for 2002 reflected a lower benefit than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. The tax provision recorded for 2001 was $6.1 million. Cash outflows for income taxes in 2002 and 2001 totaled $247,000 and $1.2 million, respectively, being comprised of federal alternative minimum taxes, state and foreign taxes. As of December 31, 2002, the Company’s remaining net operating losses of $58.8 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future tax liabilities.

     The operating results of the Company’s former Cardiovascular segment, QDS, have been reported, net of tax, as discontinued operations. In 2001, the Company reflected an estimated loss from discontinued operations and a loss on disposal of discontinued operations totaling approximately $1.2 million. An additional loss of approximately $700,000 was recorded in 2002 as a result of greater than expected costs of collection and lower than expected cash receipts from the retained receivables.

     2001 Compared to 2000.

     Revenues increased $38.2 million, or 16.9%, in 2001 compared to 2000 due to the strong growth in the Health Enhancement segment, where revenues increased $43.7 million, or 37.7%. Both components of this segment, disease management and Facet, achieved revenue growth in excess of 25% in 2001. Revenues in the Women’s Health segment decreased by $5.5 million, or 5.0%, due primarily to a decline in the patient census for preterm labor management services.

     Cost of revenues as a percentage of revenues increased to 55.2% in 2001 from 51.5% in 2000. The increase in this percentage was primarily the result of the relative variances in revenues between the two segments noted above, since the gross profit margin of the Health Enhancement segment was lower than that for the Women’s Health segment. Also, the cost of revenues as a percentage of revenues in the Women’s Health segment increased in 2001 compared to 2000 due to this segment’s decline in revenues with relatively fixed costs of labor.

     Selling and administrative expenses as a percentage of revenues decreased to 28.9% for 2001 compared to 30.3% for 2000. The decrease was also due primarily to the relative variances in revenues between the two segments noted above, since the percentage of selling and administrative expenses to revenues for the Health Enhancement segment was lower than that of the Women’s Health segment. Selling and administrative expenses for 2000 included a $1.2 million severance payment to a former senior executive of the Company.

     The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Women’s Health segment was 5.0% in 2001 and 2000. The provision for doubtful accounts as a percentage of revenues in the Health Enhancement segment was 1.5% in 2001 and 2000.

     Amortization of goodwill was approximately $9.3 million and amortization of identifiable intangible assets was $560,000 in both 2001 and 2000.

     In 2000, the Company recorded restructuring expenses of $1.6 million related to its decision to exit its clinical patient record software business, Clinical-Management Systems, Inc.

     Interest expense increased by $1.8 million, or 20.8%, in 2001 compared to 2000 due to the six-month effect of the Company’s 11% senior notes offering (issued in July 2001). This increase was net of the $633,000 benefit in 2001 from the Company’s interest rate swap arrangements (discussed below in “Liquidity and Capital Resources”). The weighted average interest rate on outstanding indebtedness was 10.70% for 2001 and 9.43% for 2000.

     Other income for 2000 included gains of $6.1 million from $7.3 million in proceeds from sales of the Company’s investment in WebMD Corporation (“WebMD”). Additionally, the Company recognized gains of $1.7 million in 2000 from the 1999 sale of assets of the Company’s infertility practice management business, National Reproductive Medical Centers, Inc. (“NRMC”).

     The tax provisions recorded for 2001 and 2000 were $6.1 million and $9.1 million, respectively. Cash outflows for income taxes in 2001 and 2000 totaled $1.2 million and $2.2 million, respectively, being comprised of federal alternative minimum taxes, state and foreign taxes.

Liquidity and Capital Resources

     As of December 31, 2002, the Company had cash and short-term investments of $5.6 million. Net cash provided by continuing operations increased from $7.9 million in 2001 to $19.9 million in 2002. This increase in cash flows from continuing operations was due to the relative improvement in collections of accounts receivable, increases in accounts payable and accrued liabilities, and from proceeds related to the terminations of two interest rate swap agreements. Lower net earnings (adjusted to exclude non-cash charges) negatively impacted cash flows from continuing operations in 2002. Net cash provided by continuing operations was $20.1 million in 2000.

     The Company’s accounts receivable days’ sales outstanding were 62 days as of December 31, 2002 compared to 67 days as of December 31, 2001. The 2002 amount consists of 60 days’ sales for the Health Enhancement segment and 68 days’ sales for the Women’s Health segment.

     Effective August 2001, the Company entered into an interest rate swap transaction with a bank involving a notional amount of $60 million. In June 2002, the Company terminated this agreement and received proceeds from the counter party bank of approximately $2.4 million. At the same time, the Company entered into a new interest rate swap arrangement with this bank in the notional amount of $60 million. In August 2002, the Company terminated the June 2002 interest rate swap arrangement and received proceeds from the counter party bank of approximately $700,000. The cash proceeds of $3.1 million from the terminations of the two interest rate swap agreements will be amortized into income as a reduction of interest expense over the remaining term of the senior notes (through May 2008).

     Net cash flows provided by (used in) operating activities related to the discontinued operations of QDS were $642,000, $3.1 million and $(623,000) in 2002, 2001 and 2000, respectively. The amounts for 2002 and 2001 represent collections of accounts receivable, less payments of salary costs of personnel retained to collect the accounts receivable and other costs. As of December 31, 2002, approximately $125,000 of accounts receivable remain to be collected.

     Net cash provided by (used in) investing activities totaled $(19.6) million in 2002, $9.7 million in 2001 and $(3.6) million in 2000. Capital expenditures for continuing operations of $16.1 million in 2002, $8.4 million in 2001 and $7.4 million in 2000 relate primarily to the replacement and enhancement of computer information systems. The increase in capital expenditures in 2002 was due to the implementation of a new $8 million information system in the pharmacy, laboratory and supplies component of the Health Enhancement segment. Capital expenditures incurred by QDS were $3.5 million in 2000, relating primarily to purchases of patient equipment.

     The 2002 cash used in investing activities included $3.5 million for the acquisition of two businesses. In February, the Company acquired substantially all of the assets of ChoicePoint for $650,000 in cash. After a 120-day period, ChoicePoint reimbursed the Company $143,000 under a guarantee of collection of acquired accounts receivable. On September 30, 2002, the Company completed the acquisition of QO for approximately $20 million, consisting of $3 million in cash and approximately 890,000 shares of common stock. The common stock is reflected on the Company’s balance sheet at a price of $18.818 per share. The price is the 5-day average of the closing stock prices between June 3 and June 7, 2002, based on a measurement date of June 5, which was the date that the closing stock price fell below the $19.148 minimum price in the purchase and sale agreement and the number of shares became fixed. An additional 42,000 shares were issued in February 2003 pursuant to a purchase price adjustment. Additional consideration will be paid in 2004 based upon QO’s 2003 operating results. Management currently estimates that the additional consideration could be between $20 million and $25 million, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company’s option, in cash, common stock or a combination thereof, provided that the lesser of 20% of the payment or $10 million must be paid in cash. In 2002, the Company recorded goodwill of approximately $19.3 million in connection with this transaction.

     In addition, the Company acquired MarketRing in June 2002 in a non-cash transaction. The Company’s Chief Executive Officer and four other directors of the Company were stockholders of MarketRing. The terms of the MarketRing acquisition were negotiated by an independent committee of the Company’s Board of Directors and approved by the vote of the Company’s disinterested directors. The purchase price was paid by the issuance of approximately 267,000 shares of common stock valued at approximately $3.8 million (based on the average closing price of the Company’s common stock during the three-day trading period ended June 14, 2002). The Company is holding an additional 28,500 shares, issuable in connection with the acquisition, in escrow through June 2003 as security for certain indemnification obligations of MarketRing under the related merger agreement. In addition, the Company may issue up to 21,500 shares of common stock upon the exercise of MarketRing stock options assumed and a warrant issued by the Company in connection with the acquisition. The Company recorded goodwill of approximately $2.8 million related to this acquisition.

     The 2001 cash provided by investing activities included the $18.1 million of proceeds from the sale of the business and certain assets of QDS. The proceeds from the sale were used to repay a portion of the Company’s former term loan facility. During 2000, the Company sold 203,393 shares of WebMD, resulting in proceeds of $7.3 million. These sales were in addition to sales in 1999 of 561,030 shares of WebMD, resulting in proceeds of $20.7 million. No shares were sold in 2001 or 2002. At December 31, 2002, the Company had a remaining investment in WebMD of 16,423 shares.

     In July 2001, the Company issued $125 million of 11% senior notes at a discount of 6.5% from the principal amount. The senior notes are unsecured and will mature on May 1, 2008. Interest is payable semi-annually in arrears on May 1 and November 1. Among the covenants under the bond indenture is a requirement to repurchase notes from the Company’s annual excess cash flow, as defined, or from the proceeds received from the sale of assets. In August 2001, the Company repurchased in the open market $3.0 million principal amount of outstanding senior notes, leaving $122 million outstanding under the senior notes as of December 31, 2001. Such repurchases in the open market are permitted under the bond indenture and may be applied to reduce the amount required to be repurchased, at 100% of the principal amount, under the annual excess cash flow repurchase covenant. The August 2001 repurchase fully satisfied the excess cash flow repurchase covenant for 2001. The annual excess cash flow repurchase covenant required no repurchases in 2002 and no principal was otherwise repaid. The senior notes indenture sets forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets.

     In July 2001, from the proceeds of the senior notes, the Company completed the repurchase of all outstanding shares of its preferred stock, retired one million common stock warrants and repaid all amounts outstanding under its former bank credit facilities and subordinated acquisition notes. The resulting net gain of $739,000 was included in net earnings available to common shareholders in 2001.

     In September 2002, the Company terminated its then existing revolving bank credit facility. In October 2002, the Company entered into a new revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this agreement bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-year term. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice not less than 60 days prior to the end of the period. There was no balance outstanding under this agreement as of December 31, 2002. Under the revolving credit facility, the Company is required to maintain certain financial ratios. As of December 31, 2002, the Company was in compliance with the financial covenants in its revolving credit facility and the senior notes.

     Proceeds were received from participants under the Company’s stock purchase and stock option plans totaling $1.9 million, $3.9 million and $579,000 in 2002, 2001 and 2000, respectively.

     The following sets forth the Company’s future minimum annual payments for the five years subsequent to December 31, 2002 under its various debt and noncancelable lease agreements:

	Long-term	Operating
(in thousands)	Debt and Capital Leases	Leases

2003	$743	$4,507
2004	98	3,855
2005	47	3,387
2006	35	2,906
2007	—	2,690

     In March 2003, the Company entered into an interest rate swap agreement with a bank involving a notional amount of $50 million. This transaction, which terminates in May 2008 if early termination rights beginning in May 2005 are not exercised, is considered to be a hedge against changes in the fair value of the Company’s fixed-rate debt obligation and is used to lower the Company’s overall borrowing costs. Under the arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535%, such rate being determined in arrears. The Company was required to pay the bank collateral in cash under this agreement.

     Capital expenditures of approximately $10 million are estimated in 2003 as the Company continues to enhance its computer information systems. The Company paid $4.0 million in the first quarter of 2003 as a result of the termination and restructuring of the split-dollar insurance retirement plan. Offsetting this amount, the Company will receive approximately $900,000 from the surrender of the policies in the second quarter of 2003. The termination and restructuring relieved the Company of future premium obligations of $3.7 million, $2.2 million of which would have been payable in January 2003.

     The Company believes that its cash, other liquid assets, operating cash flows and revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements and planned capital expenditures.

Critical Accounting Estimates

     A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters; and (2) there would be a material effect on the financial statements from either using a different, also reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. The Company’s critical accounting estimates are as follows:

     Revenue Recognition and Allowances for Uncollectible Accounts. Revenues for the Women’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Health Enhancement segment provides services through its patient service centers, provides supplies to patients primarily on a mail-order basis, and assembles, packages and distributes diabetes products. Revenues for services are recognized when services are provided and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual and other discounts.

     The Company’s clinical services and supply business are reimbursed on a fee-for-service per case or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of monthly fees for each employee or member enrolled in a health plan, each member identified with a particular chronic disease or condition under contract, or each member enrolled in the Company’s program or on a case-rate basis. Some of the contracts for these services provide that a portion of the Company’s fees is at risk subject to the Company’s performance against financial cost savings and clinical criteria. Thus, a portion of the Company’s revenues is subject to confirmation of the Company’s performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued on an estimated basis in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. As of December 31, 2002, less than 5% of the Company’s revenues are at risk under these arrangements.

     A significant portion of the Company’s revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of the Company’s trade accounts receivable is susceptible to changes in third-party reimbursement policies. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon the Company’s evaluation of current industry conditions, historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts.

     Goodwill and Other Intangible Assets. See “Recently Issued Accounting Standards” below for a description of two new accounting pronouncements which have significantly changed the Company’s accounting for goodwill and other intangible assets in 2002 and beyond. As of December 31, 2002, the Company had unamortized goodwill of $129.0 million and unamortized intangible assets of $1.6 million, which represented approximately 45% of total assets. Under the new accounting standards, the Company’s goodwill is no longer being amortized to expense, but instead will be tested for impairment at least annually. Other intangible assets are continuing to be amortized over their respective estimated useful lives and reviewed for impairment.

     In testing for impairment, the Company will evaluate the financial earnings prospects of the acquired companies to which the goodwill and other intangibles relate and determine whether changed circumstances indicate that any portion of the carrying value of the goodwill or other intangible assets may no longer be recoverable.

     Accounting for Income Taxes. The Company accounts for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

     The income tax benefit of $4.5 million for 2002 reflected a lower benefit than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. The tax provisions recorded for 2001 and 2000 were $6.1 million and $9.1 million, respectively. Cash outflows for income taxes in 2002, 2001 and 2000 totaled $247,000, $1.2 million and $2.2 million, respectively, being comprised of federal alternative minimum taxes, and state and foreign taxes for jurisdictions where net operating losses were not available. As of December 31, 2002, the Company’s remaining net operating losses of $58.8 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future tax liabilities. Based on projections of taxable income in 2003 and future years, management believes that, more likely than not, the Company will fully realize the value of the recorded deferred income tax assets.

     The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

     The Company’s senior management has discussed the development and selection of the accounting estimates, and this disclosure, with the Audit Committee of the Company’s Board of Directors.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

     As of January 1, 2002, the date of adoption of SFAS 142, the Company had unamortized goodwill of $107.5 million and unamortized identifiable intangible assets of $2.1 million, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. During the first quarter of 2002, the Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill existed. Likewise, such an evaluation was performed as of December 31, 2002, again resulting in a conclusion that no impairment existed. As a result, no amortization of goodwill was recorded in 2002. Amortization expense related to goodwill was approximately $9.3 million in both 2001 and 2000. Also, the Company reassessed the useful lives, residual values and classification of identifiable intangible assets and determined that they continue to be appropriate. Amortization expense related to identifiable intangible assets was $560,000 in 2002, 2001 and 2000.

     Also, in June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). An asset retirement obligation refers to any type of closure or removal costs that are incurred at any time during the life of an asset. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 was effective for the Company beginning January 1, 2003. The Company does not expect SFAS 143 to have a significant effect on its financial statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS 145”). SFAS 145 rescinded FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 concludes that debt extinguishments are often a routine, recurring part of an entity’s risk management strategy and may not meet the criteria for classification as extraordinary items in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. It also rescinded FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amended FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It also amended other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 had no impact on the Company’s financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”). The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. It also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amended Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, SFAS 148 does not permit the use of the original SFAS 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003.

     In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In the absence of a single accounting method for stock-based employee compensation, SFAS 148 requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies”. In addition, SFAS 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has elected to not adopt the fair value based method of accounting, and therefore provides the pro forma disclosures required by SFAS 123 and SFAS 148. The Company’s disclosures in the Notes to Consolidated Financial Statements contain all of the new disclosure requirements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“Interpretation 45”). Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements were effective for the quarter ended December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation 46”). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities, as defined. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of Interpretation 46 is not expected to have a material effect on the Company’s financial statements. Interpretation 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when Interpretation 46 becomes effective.

Forward-Looking Statements

     This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company’s beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “seek” and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated; (ii) the loss of major customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company’s exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient therapy mix; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s disease management products; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast or effect cost savings and clinical outcomes improvements under the Company’s disease management contracts or to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates and (xix) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2002. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company’s disclosure obligations in filings it makes with the Securities and Exchange Commission (the “Commission”) under federal securities laws.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk.

     As of December 31, 2002, the Company is exposed to market risk from foreign currency exchange rate risk. The Company’s non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 14% of total revenues in 2002. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and as such, has chosen not to hedge its foreign currency exposure. Based on 2002 results of operations, a 10% change in the currency exchange rate of the euro would impact pre-tax earnings by approximately $331,000.

Item 8. Financial Statements and Supplementary Data.

     The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors’ report thereon are included as pages F-1 through F-31 of this Annual Report on Form 10-K:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning the directors of the Company is included under the caption “Election of Directors” of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003, to be filed with the Commission pursuant to Exchange Act Rule 14a-6(c), and incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     Information required by this item is contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003, to be filed with the Commission pursuant to Rule 14a-6(c), and incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item is contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003, to be filed with the Commission pursuant to Rule 14a-6(c), and incorporated by reference herein.

     For purposes of determining the aggregate market value of the Company’s common stock held by non-affiliates as shown on the cover page of this report, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons may be “affiliates” of the Company as defined by the rules of the Commission.

Item 13. Certain Relationships and Related Transactions.

     Information required by this item is contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held May 21, 2003, to be filed with the Commission pursuant to Rule 14a-6(c), and incorporated by reference herein.

Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of this evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-31 of this Annual Report on Form 10-K:

     (a)(2) The following supporting financial statement schedule and report of independent auditors thereon are included as part of this Annual Report on Form 10-K:

PAGE

Independent Auditors’ Report	F-1
Schedule II — Valuation and Qualifying Accounts	42

     All other Schedules are omitted because the required information is inapplicable or information is presented in the Consolidated Financial Statements or related notes.

     (a)(3) Exhibits:

     The following exhibits are incorporated by reference herein as part of this Report as indicated:

Exhibit
Number	Description

2.1	Purchase and Sale Agreement, dated December 21, 1998, by and between Matria Healthcare, Inc. and Gainor Medical Management, L.L.C., with exhibits (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated February 3, 1999 with those portions omitted for confidentiality reasons filed separately with the Commission).
2.2	Asset Purchase Agreement, dated January 8, 2001, for the sale of assets of Quality Diagnostic Services, Inc. (“QDS”) among Card Guard Technologies, Inc., Matria Healthcare, Inc., and QDS (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
Number	Description

2.3	Asset Purchase Agreement, effective 12:00 Midnight (E.S.T.) on February 6, 2002, among Matria Healthcare, Inc., ChoicePoint Services, Inc. and ChoicePoint Health Systems, Inc. (incorporated by reference to Exhibit 2.5 to the Company’s Form 10-K for the year ended December 31, 2001).
2.4	Purchase and Sale Agreement, dated April 29, 2002, among Matria Healthcare, Inc., LifeMetrix, Inc. and Quality Oncology, Inc. (incorporated by reference to Appendix A to the Prospectus/Proxy Statement/Solicitation Statement filed as part of the Company’s Registration Statement No. 333-90944 on Form S-4 filed June 21, 2002).
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 20619).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Matria dated December 5, 2000 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.1	Amended and Restated Rights Agreement, dated April 27, 1999 between Matria Healthcare, Inc. and SunTrust Bank Atlanta (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
4.2	Indenture, dated as of July 9, 2001, by and among Matria Healthcare, Inc., the Guarantors named therein and Wells Fargo Minnesota, National Association as Trustee, relating to the Registrant’s 11% Senior Notes due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 19, 2001).
4.3	Registration Rights Agreement, dated as of July 9, 2001, by and among Matria Healthcare, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the Company’s 11% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated July 19, 2001).
4.4	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 5, 2001, between Matria Healthcare, Inc. and Sun Trust Bank Atlanta (incorporated by reference to Exhibit 4(b) to the Company’s Form 8-K/A dated October 29, 2001).
4.5	Interest Rate Swap Agreement, dated July 18, 2001, between First Union Bank and Matria Healthcare, Inc. (incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2001).
4.6	Waiver and First Amendment to First Amended and Restated Credit Agreement, dated June 13, 2002, among Matria Healthcare, Inc. and certain Lenders named therein, Wachovia Bank, National Association as the Administrative Agent and Harris Trust and Savings Bank as Co-Agent (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.7	Loan and Security Agreement, dated October 22, 2002, between Matria Healthcare, Inc. and HFG Healthco-4, LLC (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2002).
4.8	Standstill Agreement, dated September 30, 2002, by and among Matria Healthcare, Inc., LifeMetrix, Inc., and the stockholders listed therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission October 8, 2002).
4.9	Registration Rights Agreement, dated September 30, 2002, by and among Matria Healthcare, Inc., LifeMetrix, Inc. and the preferred stockholders of LifeMetrix listed therein (incorporated by reference

Exhibit
Number	Description

to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission October 8, 2002).
*10.1	1996 Stock Incentive Plan (incorporated by reference to Appendix
F-1 to the Joint Proxy Statement/Prospectus filed as a part of the Company’s Form S-4).
*10.2	1996 Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix F-11 to the Joint Proxy Statement/Prospectus filed as a part of the Company’s Form S-4).
*10.3	2002 Employee Stock Purchase Plan (incorporated by reference to
Appendix D to the Proxy Statement/Prospectus/Solicitation Statement filed as a part of the Company’s Registration Statement No. 333-90944 on Form S-4 filed June 30, 2002).
*10.4	Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Frank D. Powers (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
*10.5	Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
*10.6	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Frank D. Powers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
*10.7	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 1999 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
*10.8	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 16, 1998).
*10.9	2000 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 14, 2000).
*10.10	2000 Director’s Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Definitive proxy Statement filed with the Commission on April 14, 2000).
*10.11	Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 16, 2000 (incorporated by reference to the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2000).
*10.12	Amendment to Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 18, 2000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
*10.13	Amendment to the 1996 Directors’ Non-Qualified Stock Option Plan approved by the Company’s stockholders on May 18, 1998 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2000).
*10.14	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Parker H. Petit, dated October 4, 2000 (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2000).

Exhibit
Number	Description

*10.15	Amendment to the 2000 Directors’ Non-Qualified Stock Option Plan, approved by the Company’s stockholders on May 24, 2001 (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission April 26, 2001).
*10.16	2001 Stock Incentive Plan (incorporated by reference to the
Company’s Definitive Proxy Statement filed with the Commission April 26, 2001).
*10.17	2002 Stock Incentive Plan (incorporated by reference to Appendix C to the Prospectus/Proxy Statement/Solicitation Statement filed as part of the Company’s Registration Statement No. 333-90944 on Form S-4 filed June 21, 2002).
*10.18	MarketRing.com, Inc. 1999 Stock Option and Stock Appreciation Rights Plan, effective September 30, 1999, assumed by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10.19	MarketRing.com, Inc. Amendment No. 1 to 1999 Stock Option and Stock Appreciation Rights Plan, dated July 14, 2000, assumed by the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10.20	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Parker H. Petit, effective February 19, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10.21	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Jeffrey D. Koepsell, effective February 19, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
*10.22	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and George W. Dunaway, effective February 19, 2002 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.23	Agreement and Plan of Merger, dated May 30, 2002, among Matria Healthcare, Inc., MRDC Acquisition Corp. and MarketRing.com, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.24	Employment Letter Agreement, dated August 5, 2002, between the Company and Stephen M. Mengert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.25	NewMarket Building Lease Agreement, dated September 4, 2002, between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.26	One Parkway Center Lease Agreement, dated November 8, 2002, between Matria Healthcare, Inc. and Atlanta Parkway Investment Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

The following exhibits are filed as part of this Report:

3.3	Amended Bylaws of Matria Healthcare, Inc., effective February 20, 2003.
4.10	Supplemental Indenture, dated June 21, 2002, between the Company and Wells Fargo Bank Minnesota, N.A.

4.11	Supplemental Indenture, dated August 1, 2002, between the Company and Wells Fargo Bank Minnesota, N.A.
4.12	Supplemental Indenture, dated October 4, 2002, between the Company and Wells Fargo Bank Minnesota, N.A.
4.13	Amendment No. 1, dated December 31, 2002, to the Loan and Security Agreement, between Matria Healthcare, Inc. and HFG Healthco-4, LLC.
*10.27	Split Dollar Termination Agreement between the Company and Roberta L. McCaw, dated January 1, 2003.
*10.28	Split Dollar Termination Agreement between the Company and Thornton A. Kuntz, Jr., dated January 1, 2003.
*10.29	Split Dollar Termination Agreement between the Company and Parker H. Petit, dated January 1, 2003.
*10.30	Split Dollar Termination Agreement between the Company and Yvonne V. Scoggins, dated January 1, 2003.
*10.31	Supplemental Executive Retirement Plan between the Company and Roberta L. McCaw, dated January 1, 2003.
*10.32	Supplemental Executive Retirement Plan between the Company and Thornton A. Kuntz, Jr., dated January 1, 2003.
*10.33	Supplemental Executive Retirement Plan between the Company and Yvonne V. Scoggins, dated January 1, 2003.
*10.34	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Thomas S. Hall, dated March 14, 2003.
*10.35	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Stephen M. Mengert, dated March 17, 2003.
*10.36	Employment Letter Agreement, dated October 22, 2002, between the Company and Thomas S. Hall
*10.37	Trust Under the Matria Healthcare, Inc. Supplemental Executive Retirement Plan, dated February 4, 2003.
10.38	Lockup Agreement, dated June 13, 2002, between the Company and Robert W. Kelley, Jr.
11.0	Computation of Earnings (Loss) per Share.
21.0	List of Subsidiaries.
23.0	Accountants’ Consent.
24.0	Power of Attorney (included in signature page to this report).

*     Management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K.

The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIA HEALTHCARE, INC.

March 28, 2003	By:	/s/ Parker H. Petit

Parker H. Petit Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen M. Mengert

Stephen M. Mengert, Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Larry N. Brownlee

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

Signature	Title	Date

/s/ Parker H. Petit Parker H. Petit	Chairman of the Board, President and Chief Executive Officer	March 28, 2003

/s/ Frederick E. Cooper Frederick E. Cooper	Director	March 28, 2003

Signature	Title	Date

/s/ Guy W. Millner Guy W. Millner	Director

/s/ Carl E. Sanders Carl E. Sanders	Director

/s/ Thomas S. Stribling Thomas S. Stribling	Director	March 27, 2003

/s/ Donald W. Weber Donald W. Weber	Director	March 27, 2003

/s/ Morris S. Weeden Morris S. Weeden	Director	March 26, 2003

/s/ Frederick P. Zuspan, M.D. Frederick P. Zuspan, M.D.	Director	March 26, 2003

CERTIFICATIONS

I, Parker H. Petit, certify that:

     1.     I have reviewed this annual report on Form 10-K of Matria Healthcare, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ Parker H. Petit

Parker H. Petit Chairman of the Board, President and Chief Executive Officer

I, Stephen M. Mengert, certify that:

     1.     I have reviewed this annual report on Form 10-K of Matria Healthcare, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ Stephen M. Mengert

Stephen M. Mengert Vice President — Finance and Chief Financial Officer

Matria Healthcare, Inc. and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

		Additions

	Balance at	Charges to
	Beginning	Costs and	Charges to		Balance at
Description	of Period	Expenses	Other Accounts	Deductions	End of Period

Allowance for doubtful accounts
Year ended December 31, 2000	$11,963	7,043	—	12,069	$6,937
Year ended December 31, 2001	$6,937	7,575	—	7,487	$7,025
Year ended December 31, 2002	$7,025	9,955	55[1]	9,374	$7,661

[1]	Represents beginning balances in allowance for doubtful accounts of acquired companies.

Independent Auditors’ Report

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, common shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Atlanta, Georgia February 14, 2003

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$5,500	$1,983
Short-term investments (note 15)	140	116
Trade accounts receivable, less allowances of $7,661 and $7,025 at December 31, 2002 and 2001, respectively	49,693	52,054
Other receivables (note 14)	2,547	4,597
Inventories	26,757	21,306
Prepaid expenses (note 1.h)	7,582	5,575
Deferred income taxes (note 5)	5,018	3,868

Total current assets	97,237	89,499
Property and equipment, net (note 1.i)	26,716	18,722
Intangible assets, net (note 1.j)	130,571	109,634
Deferred income taxes (note 5)	30,848	24,715
Other assets (note 8)	6,035	18,053

	$291,407	$260,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt (notes 3 and 10)	$743	$615
Accounts payable, principally trade	35,177	22,651
Accrued liabilities (notes 1.n and 8)	18,761	11,619

Total current liabilities	54,681	34,885
Long-term debt, excluding current installments (notes 3 and 10)	118,215	114,575
Other long-term liabilities (note 8)	4,731	6,266

Total liabilities	177,627	155,726

Common shareholders’ equity (note 7):
Common stock, $.01 par value. Authorized 25,000 shares; issued and outstanding — 10,051 and 8,927 at December 31, 2002 and 2001, respectively	101	89
Additional paid-in capital	311,052	290,070
Accumulated deficit	(197,361)	(181,035)
Accumulated other comprehensive loss, net of income taxes	(12)	(692)
Note receivable and accrued interest from shareholder	—	(3,535)

Total common shareholders’ equity	113,780	104,897

Commitments and contingencies (notes 3, 8, 10 and 11)
	$291,407	$260,623

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Revenues
Net revenues from services	$209,350	$195,113	$171,579
Net sales of products	68,281	68,870	54,188

Total revenues	277,631	263,983	225,767

Cost of revenues
Cost of services	117,035	101,789	81,181
Cost of goods sold	47,263	43,896	34,998

Total cost of revenues	164,298	145,685	116,179

Selling and administrative expenses	91,970	76,249	68,468
Charges from termination of retirement plan (note 8)	14,247	—	—
Provision for doubtful accounts	9,955	7,575	7,043
Amortization of intangible assets	560	9,827	9,803
Restructuring charges (note 9)	—	—	1,599

Total operating expenses	281,030	239,336	203,092

Operating earnings (loss) from continuing operations	(3,399)	24,647	22,675
Interest income	416	384	444
Interest expense	(14,042)	(10,392)	(8,600)
Other income (expense), net (note 15)	(3,119)	(639)	8,275

Earnings (loss) from continuing operations before income taxes	(20,144)	14,000	22,794
Income tax benefit (expense) (note 5)	4,500	(6,075)	(9,100)

Earnings (loss) from continuing operations	(15,644)	7,925	13,694
Loss from discontinued operations, net of income taxes (note 14)	(124)	(455)	—
Loss on disposal of discontinued operations, net of income taxes (note 14)	(558)	(785)	—

Net earnings (loss)	(16,326)	6,685	13,694
Redeemable preferred stock dividends	—	(1,638)	(3,200)
Accretion of Series B redeemable preferred stock	—	(225)	(441)
Net gain on repurchases of preferred stock (note 6)	—	739	—

Net earnings (loss) available to common shareholders	$(16,326)	$5,561	$10,053

Net earnings (loss) per common share (note 1.p):
Basic:
Continuing operations	$(1.68)	$0.78	$1.10
Discontinued operations	(0.07)	(0.14)	–

	$(1.75)	$0.64	$1.10

Diluted:
Continuing operations	$(1.68)	$0.76	$1.05
Discontinued operations	(0.07)	(0.14)	–

	$(1.75)	$0.62	$1.05

Weighted average shares outstanding:
Basic	9,309	8,748	9,139

Diluted	9,309	8,992	9,946

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Common Shareholders’ Equity and Comprehensive Earnings (Loss)
(Amounts and shares in thousands)

					Accumulated Other		Notes
					Comprehensive Earnings (Loss)		Receivable	Total
	Common stock		Additional				and Accrued	Common
			Paid-in	Accumulated	Translation	Unrealized	Interest from	Shareholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Adjustment	Appreciation	Shareholder	Equity	Earnings (Loss)

Balance, December 31, 1999	9,193	$92	$293,486	$(196,576)	$(537)	$6,314	$(3,535)	$99,244
Issuance of common stock:
Exercise of employee stock options	5	–	65	–	–	–	–	65
Employee stock purchase plan	40	1	558	–	–	–	–	559
Conversion of subordinated debentures	–	–	5	–	–	–	–	5
Repurchase of common stock	(460)	(5)	(4,728)	–	–	–	–	(4,733)
Fractional shares retired after reverse stock split	(1)	–	(45)	–	–	–	–	(45)
Accretion on Series B redeemable preferred stock	–	–	(441)	–	–	–	–	(441)
Dividends on redeemable preferred stock	–	–	–	(3,200)	–	–	–	(3,200)
Net earnings	–	–	–	13,694	–	–	–	13,694	$13,694
Change in foreign currency translation adjustment, net of income taxes	–	–	–	–	(25)	–	–	(25)	(25)
Change in unrealized appreciation on available-for-sale securities, net of tax	–	–	–	–	–	(6,273)	–	(6,273)	(6,273)

Balance, December 31, 2000	8,777	88	288,900	(186,082)	(562)	41	(3,535)	98,850	$7,396

Issuance of common stock:
Exercise of employee stock options	171	2	3,510	–	–	–	–	3,512
Employee stock purchase plan	40	–	380	–	–	–	–	380
Conversion of subordinated debentures	21	–	411	–	–	–	–	411
Tax benefit from exercise of employee stock options	–	–	700	–	–	–	–	700
Repurchase of common stock	(82)	(1)	(975)	–	–	–	–	(976)
Repurchase of warrants	–	–	(3,370)	–	–	–	–	(3,370)
Accretion on Series B redeemable preferred stock	–	–	(225)	–	–	–	–	(225)
Dividends on redeemable preferred stock	–	–	–	(1,638)	–	–	–	(1,638)
Net gain on repurchase of preferred stock	–	–	739	–	–	–	–	739
Net earnings	–	–	–	6,685	–	–	–	6,685	$6,685
Change in foreign currency translation adjustment, net of income taxes	–	–	–	–	(164)	–	–	(164)	(164)
Change in unrealized appreciation on available-for-sale securities, net of tax	–	–	–	–	–	(7)	–	(7)	(7)

Balance, December 31, 2001	8,927	89	290,070	(181,035)	(726)	34	(3,535)	104,897	$6,514

Issuance of common stock:
Exercise of employee stock options	81	1	1,715	–	–	–	–	1,716
Employee stock purchase plan	10	–	215	–	–	–	–	215
Acquisition of businesses	1,158	12	19,828	–	–	–	–	19,840
Tax benefit from exercise of employee stock options	–	–	250	–	–	–	–	250
Retirement of note receivable from shareholder	(125)	(1)	(1,026)	–	–	–	3,535	2,508
Net loss	–	–	–	(16,326)	–	–	–	(16,326)	$(16,326)
Change in foreign currency translation adjustment, net of income taxes	–	–	–	–	688	–	–	688	688
Change in unrealized appreciation on available-for-sale securities, net of tax	–	–	–	–	–	(8)	–	(8)	(8)

Balance, December 31, 2002	10,051	$101	$311,052	$(197,361)	$(38)	$26	$–	$113,780	$(15,646)

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net earnings (loss)	$(16,326)	$6,685	$13,694
Less, loss from discontinued operations, net of income taxes	(682)	(1,240)	—

Earnings (loss) from continuing operations	(15,644)	7,925	13,694
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	7,513	15,198	13,984
Amortization of debt discount and expenses	1,903	853	—
Provision for doubtful accounts	9,955	7,575	7,043
Deferred tax expense (benefit)	(5,806)	4,508	7,733
Non-cash charges from termination of retirement plan	9,409	—	—
Proceeds from termination of interest rate swap agreements	3,053	—	—
Non-cash loss on settlement of note receivable	2,508	—	—
Non-cash write-off of computer software	2,494	—	—
Gains on sales of investments	—	—	(6,077)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(6,342)	(19,509)	(5,583)
Inventories	(5,307)	(4,271)	(6,735)
Prepaid expenses	(2,244)	(3,388)	(347)
Other current assets	1,201	(1,552)	694
Intangible and other noncurrent assets	(2,140)	(1,311)	(3,451)
Accounts payable	12,249	1,369	3,713
Accrued and other liabilities	7,078	550	(4,550)

Net cash provided by continuing operations	19,880	7,947	20,118
Net cash provided by (used in) discontinued operations	642	3,056	(623)

Net cash provided by operating activities	20,522	11,003	19,495

Cash Flows from Investing Activities:
Purchases of property and equipment	(16,100)	(8,386)	(7,395)
Purchases of property and equipment related to discontinued operations	—	(17)	(3,492)
Acquisition of businesses, net of cash acquired	(3,526)	—	—
Proceeds from disposition of business	—	18,076	—
Proceeds from sales of short-term investments	—	—	7,298

Net cash provided by (used in) investing activities	(19,626)	9,673	(3,589)

Cash Flows from Financing Activities:
Borrowings under credit agreement	12,116	36,000	23,000
Proceeds from issuance of debt	1,462	1,013	891
Principal repayments under credit agreement and long-term debt	(14,133)	(127,738)	(37,650)
Proceeds from issuance of common stock	1,858	3,892	579
Proceeds from issuance of senior notes	—	111,940	—
Repurchase of redeemable preferred stock	—	(40,931)	—
Repurchases of common stock and warrants	—	(4,346)	(4,733)
Preferred stock dividend payments	—	(2,438)	(3,200)

Net cash provided by (used in) financing activities	1,303	(22,608)	(21,113)

Effect of exchange rate changes on cash and cash equivalents	1,318	—	(426)

Net increase (decrease) in cash and cash equivalents	3,517	(1,932)	(5,633)
Cash and cash equivalents at beginning of year	1,983	3,915	9,548

Cash and cash equivalents at end of year	$5,500	$1,983	$3,915

Supplemental disclosures of cash paid for:
Interest	$12,445	$9,428	$8,596

Income taxes	$247	$1,164	$2,167

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$255	$63	$526

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(Amounts in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Business

Matria Healthcare, Inc. (“the Company”) is a comprehensive, integrated disease management company, offering its services to patients, health plans and employers. Disease management encompasses a broad range of services aimed at controlling healthcare costs through proactive management of care. The Company’s strategy is to provide cost-saving solutions for the five most costly chronic diseases and episodic conditions in the nation: diabetes, obstetrical conditions, cancer, respiratory disorders and cardiovascular disease. In addition, the Company has added programs for depression and chronic pain to its service offerings. The Company’s disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, mail-order supply and clinical services. The Company is also a leading designer, developer, assembler and distributor of products for the diabetes market. See note 2 for a summary of acquisitions and note 13 for a description of the revenues, operating earnings, identifiable assets, depreciation and amortization and capital expenditures of the Company’s reportable business segments.

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

The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and interest-bearing deposits. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(d)	Short-Term Investments

At December 31, 2002, short-term investments consist of the Company’s holdings in marketable equity securities. Under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), the Company classifies these short-term investments as available-for-sale securities which are carried at fair value with any unrealized gains and losses included in accumulated other comprehensive loss in common shareholders’ equity. Unrealized gains (net of income taxes) of $26 and $34 were included in common shareholders’ equity in the consolidated balance sheets at December 31, 2002 and 2001, respectively (see note 15).

(e)	Revenue Recognition and Allowances for Uncollectible Accounts

Revenues for the Women’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Health Enhancement segment provides services through its patient service centers, provides supplies to patients, and assembles, packages and distributes lancing products to original equipment manufacturers and distributors. Revenues for services are recognized when services are provided and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual and other discounts.

A significant portion of the Company’s revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of the Company’s trade accounts receivable is susceptible to changes in third-party reimbursement policies. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon the Company’s evaluation of current industry conditions, historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts.

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

In accordance with American Institute of Certified Public Accountants Statement of Position 93-7 (“SOP 93-7”), direct-response advertising and related costs for the Company’s Health Enhancement segment are capitalized and amortized to selling and administrative expense in proportion to expected future revenues. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the estimated remaining future net benefits estimated to result directly from such advertising.

Capitalized direct-response advertising costs, net of accumulated amortization, of $4,469 and $3,377 were included in prepaid expenses in the accompanying consolidated balance sheets at December 31, 2002 and 2001, respectively. The Company expenses in the period incurred all other advertising and promotion costs that do not meet the requirements for capitalization under SOP 93-7. Total advertising expense was $2,906, $1,109 and $880 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Property and equipment are summarized as follows:

	December 31,

	2002	2001

Machinery, equipment and fixtures	$37,463	$26,829
Medical equipment	11,318	15,759
Leasehold improvements	3,039	2,652

	51,820	45,240
Less accumulated depreciation and amortization	25,104	26,518

	$26,716	$18,722

(j)	Intangible Assets

A summary of intangible assets follows:

	December 31,

	2002	2001

Goodwill	$157,174	$135,045
Other intangible assets	3,800	3,800

	160,974	138,845
Less accumulated amortization	30,403	29,211

	$130,571	$109,634

Intangible assets consist of goodwill and other intangible assets, primarily resulting from the Company’s acquisitions (see note 2). The net unamortized balance of goodwill as of December 31, 2002 was $129,011. In 2001 and 2000, goodwill was amortized using the straight-line method over periods ranging from eight to 15 years. Amortization expense related to goodwill in each of these years totaled $9,267 and $9,243, respectively.

Other intangible assets consist of customer lists and executive noncompete agreements. The net unamortized balance of these identifiable intangible assets as of December 31, 2002 was $1,560. In 2002, 2001 and 2000, these costs were amortized on a straight-line basis over periods ranging from five to ten years. Amortization expense in each of these three years was $560.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

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

During the first quarter of 2002, the Company evaluated the fair values of the business segments identified under the provisions of SFAS 141 and SFAS 142 and concluded that no impairment of recorded goodwill exists. Likewise, such an evaluation was performed as of December 31, 2002, again resulting in a conclusion that no impairment existed. As a result, no amortization of goodwill was recorded in 2002. The changes in the carrying values of goodwill for the year ended December 31, 2002 were as follows:

	Health	Women's
	Enhancement	Health	Total

Carrying value at December 31, 2001	$104,832	$2,682	$107,514
Additional goodwill from acquisitions (note 2)	22,129	—	22,129
Tax benefit of additional deductible goodwill	(632)	—	(632)

Carrying value at December 31, 2002	$126,329	$2,682	$129,011

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives, residual values and classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets were as follows:

	December 31,

	2002	2001

Gross carrying amounts:
Patient lists	$3,300	$3,300
Non-compete agreement	500	500

	3,800	3,800
Accumulated amortization	(2,240)	(1,680)

	$1,560	$2,120

Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $560 in each year. Estimated amortization expense for the five succeeding years is as follows:

2003	$560
2004	200
2005	200
2006	200
2007	200

The reconciliation of reported net earnings (loss) adjusted for the adoption of SFAS 142 is as follows:

	Years ended December 31,

	2002	2001	2000

Net earnings (loss) available to common shareholders
As reported	$(16,326)	$5,561	$10,053
Add back: Goodwill amortization, net of tax	—	5,246	5,555

Adjusted net earnings (loss) available to common shareholders	$(16,326)	$10,807	$15,608

Net earnings (loss) per common share
Basic:
As reported	$(1.75)	$0.64	$1.10
Add back: Goodwill amortization, net of tax	—	0.60	0.61

Adjusted net earnings (loss) per common share	$(1.75)	$1.24	$1.71

Diluted:
As reported	$(1.75)	$0.62	$1.05
Add back: Goodwill amortization, net of tax	—	0.58	0.56

Adjusted net earnings (loss) per common share	$(1.75)	$1.20	$1.61

(k)	Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In August 2001, the FASB issued SFAS 144, which supersedes both Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”) and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”) for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS 144 on January 1, 2002. SFAS 144 had no impact on the Company’s financial statements.

(l)	Income Taxes

The Company accounts for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

(m)	Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior notes (see notes 3 and 4)	$115,288	$109,190	$115,090	$126,270
Interest rate swap arrangement (see note 4)	$—	$—	$(639)	$(639)

The carrying amount of the senior notes is net of the unamortized discount. The carrying amount of the senior notes at December 31, 2001 included a $639 adjustment to reflect the fair value of the portion of the senior notes included in the interest rate swap arrangement. The estimated fair value of the senior notes is based upon the quoted market price of the senior notes. The estimated fair value of the interest rate swap arrangement represented the amount that the Company would receive to terminate the agreement, taking into account current interest rates at December 31, 2001. The Company’s other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.

(n)	Accrued Liabilities

Accrued liabilities are summarized as follows:

	December 31,

	2002	2001

Accrued salaries, wages and incentives	$3,408	$3,003
Accrued interest	2,309	1,932
Income tax liability	2,464	1,787
Other	10,580	4,897

	$18,761	$11,619

(o)	Stock Option Plans

As described in note 7, the Company offers various stock option plans for its employees, officers, independent contractors and consultants. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on earnings (loss) from continuing operations and earnings (loss) per share from continuing operations if the Company had applied the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation.

	Years Ended December 31,

	2002	2001	2000

Earnings (loss) from continuing operations available to common shareholders	$(15,644)	$6,801	$10,053
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,290)	(1,014)	(1,101)

Pro forma earnings (loss) from continuing operations available to common shareholders	$(16,934)	$5,787	$8,952

	Years Ended December 31,

	2002	2001	2000

Earnings (loss) per common share from continuing operations:
Basic — as reported	$(1.68)	$0.78	$1.10
Basic — pro forma	$(1.82)	$0.66	$0.98
Diluted — as reported	$(1.68)	$0.76	$1.05
Diluted — pro forma	$(1.82)	$0.65	$0.94

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

The computations for basic and diluted net earnings (loss) per common share are as follows:

	Years ended December 31,

	2002	2001	2000

Basic
Earnings (loss) from continuing operations	$(15,644)	$7,925	$13,694
Discontinued operations:
Loss from discontinued operations, net of income taxes	(124)	(455)	—
Loss on disposal of discontinued operations, net of income taxes	(558)	(785)	—

Net earnings (loss)	(16,326)	6,685	13,694
Redeemable preferred stock dividends	—	(1,638)	(3,200)
Accretion on Series B redeemable preferred stock	—	(225)	(441)
Net gain on repurchases of preferred stock	—	739	—

Net earnings (loss) available to common shareholders	$(16,326)	$5,561	$10,053

Weighted average number of common shares outstanding	9,309	8,748	9,139

Net earnings (loss) per common share:
Continuing operations	$(1.68)	$0.78	$1.10
Discontinued operations	(0.07)	(0.14)	—

	$(1.75)	$0.64	$1.10

	Years ended December 31,

Diluted
Net earnings (loss) available to common shareholders	$(16,326)	$5,561	$10,053
Dividends on convertible preferred shares	—	25	400

Net earnings (loss) for diluted calculation	$(16,326)	$5,586	$10,453

Shares:
Weighted average number of common shares outstanding	9,309	8,748	9,139
Shares issuable from assumed exercise of options and warrants	—	209	251
Convertible preferred stock	—	35	556

	9,309	8,992	9,946

Net earnings (loss) per common share:
Continuing operations	$(1.68)	$0.76	$1.05
Discontinued operations	(0.07)	(0.14)	—

	$(1.75)	$0.62	$1.05

(q)	Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For 2002, 2001 and 2000, comprehensive earnings (loss) consist of net earnings (loss), foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes).

(r)	Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to presentations adopted in 2002.

(2)	Acquisitions

On September 30, 2002, the Company acquired all of the issued and outstanding stock of Quality Oncology, Inc. (“QO”), a national provider of cancer disease management services, for consideration valued for financial statement purposes at $19,751. Under the terms of the agreement, the Company paid $3,255 in cash and issued approximately 890,000 shares of common stock. An additional 42,000 shares were issued in February 2003 pursuant to a purchase price adjustment. Additional financial consideration will be paid in 2004 based upon 2003 operating results. Management currently estimates that the additional consideration could be between $20,000 and $25,000, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company’s option, in cash, shares of common stock or a combination thereof, provided that the lesser of 20% of the payment or $10,000 must be paid in cash. The Company’s December 31, 2002 balance sheet reflects the assets acquired and liabilities assumed in this transaction, including goodwill of $19,342. Of this amount, $18,596 is deductible for income tax purposes. Results of operations of QO have been included in the consolidated statement of operations of the Company effective October 1, 2002.

The following is a summary of the estimated fair value of assets acquired and liabilities assumed (including transaction costs) at the date of acquisition, September 30, 2002:

Current assets	$2,953
Property and equipment, net	820
Goodwill	19,342
Deferred income taxes	450
Other assets	52

Total assets acquired	23,617
Current liabilities	(3,866)

$19,751

The following unaudited pro forma combined condensed statement of operations is presented to give effect to the acquisition as if it had been completed on January 1, 2001. The pro forma information presents the combined results of operations for the years ended December 31, 2002 and 2001 and were prepared based on the historical financial statements of the Company and QO and include pro forma adjustments to reflect the income tax effect of QO’s net loss, the interest cost of the cash portion of the purchase price and other purchase accounting adjustments. Incremental shares of the Company’s common stock resulting from the acquisition are reflected in the pro forma earnings (loss) per share.

	Years ended December 31,

	2002	2001

Revenues	$284,406	$269,734
Earnings (loss) from continuing operations	$(16,624)	$6,114
Earnings (loss) per common share from continuing operations:
Basic	$(1.66)	$0.52
Diluted	$(1.66)	$0.51
Weighted average shares outstanding:
Basic	9,991	9,638
Diluted	9,991	9,882

Effective June 14, 2002, the Company acquired MarketRing.com, Inc. (“MarketRing”), a healthcare information technology company. For financial statement purposes, the acquisition was recorded at fair value of $4,087 and was paid by the issuance of approximately 267,000 shares of common stock.

The Company is holding an additional 28,500 shares, issuable in connection with the acquisition, in escrow through June 2003 as security for certain indemnification obligations of MarketRing under the related merger agreement. In addition, the Company may issue up to 21,500 shares of common stock upon the exercise of MarketRing stock options assumed and a warrant issued by the Company in connection with the acquisition. The Company has recorded goodwill of $2,787 related to this acquisition. The Company’s financial statements include the operations of MarketRing commencing on June 14, 2002. The acquisition of MarketRing is not individually material to the consolidated financial statements of the Company and therefore pro forma results are not presented.

Total cash paid related to all acquisitions in 2002, net of cash acquired, was $3,526.

(3)	Long-Term Debt

Long-term debt is summarized as follows:

	December 31,

	2002	2001

Unsecured 11% senior notes, net of unamortized discount of $6,712 and $7,549 at December 31, 2002 and 2001, respectively, plus unamortized deferred gains on interest rate swaps of $2,747 at December 31, 2002; interest payable semi-annually and maturing May 2008	$118,035	$114,451
Capital lease obligations; interest ranging from approximately 1% to 18% with various monthly payments and maturing at various dates through November 2006 (note 10)	391	263
Other debt; interest at rates ranging from approximately 4% to 9%; payable in monthly installments through April 2003	532	476

Total long-term debt	118,958	115,190
Less current installments	743	615

Long-term debt, excluding current installments	$118,215	$114,575

On July 9, 2001, the Company issued $125,000 of 11% senior notes at a discount of 6.5% from the principal amount. Interest is payable semi-annually in arrears on May 1 and November 1. Among the covenants under the bond indenture is a requirement to repurchase notes from the Company’s annual excess cash flow, as defined, or from the proceeds received from asset sales. See note 16 for supplemental guarantor and non-guarantor financial information provided in connection with these senior notes.

In September 2002, the Company terminated its existing revolving bank credit facility. In October 2002, the Company entered into a new revolving credit facility with a borrowing capacity of $35,000. The facility provides for a borrowing base of 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this agreement bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-year term. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice not less than 60 days prior to the end of the period. There was no balance outstanding under this agreement as of December 31, 2002.

The senior notes indenture and the new credit facility set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the new credit facility, the Company is required to maintain certain financial ratios. As of December 31, 2002, the Company is in compliance with the financial covenants in its credit instruments.

Approximate aggregate minimum annual payments due on long-term debt for the five years subsequent to December 31, 2002 are as follows:

2003	$743
2004	98
2005	47
2006	35
2007	—
Thereafter	122,000

Minimum annual payments	122,923
Plus unamortized gains on interest rate swaps	2,747
Less unamortized discount	(6,712)

$118,958

(4)	Derivative Financial Instruments

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions.

Effective August 2001, the Company entered into an interest rate swap transaction with a bank involving a notional amount of $60,000. In June 2002, the Company terminated this agreement and received proceeds from the counter party bank of $2,380. At the same time, the Company entered into a new interest rate swap arrangement with this bank in the notional amount of $60,000. In August 2002, the Company terminated the June 2002 interest rate swap arrangement and received proceeds from the counter party bank of $673. The cash proceeds of $3,053 from the terminations of the two interest rate swap agreements will be amortized into income as a reduction of interest expense over the remaining term of the senior notes (through May 2008).

(5)	Income Taxes

The provision (benefit) for income taxes consisted of:

	Years ended December 31,

	2002	2001	2000

Current tax provision:
U.S. federal	$—	$—	$—
State and local	21	535	692
Non-U.S	1,285	1,032	675

Total current tax provision	1,306	1,567	1,367

Deferred tax provision (benefit):
U.S. federal	(4,874)	4,241	7,224
State and local	(932)	267	509
Non-U.S	—	—	—

Total deferred tax provision (benefit)	(5,806)	4,508	7,733

Total income tax expense (benefit)	$(4,500)	$6,075	$9,100

Below is a reconciliation of the expected income tax expense (benefit) – (based on the U.S. federal statutory income tax rate of 34% in 2002 and 2001 and 35% in 2000) to the actual income taxes:

	Years ended December 31,

	2002	2001	2000

Computed expected income tax expense (benefit)	$(6,849)	$4,760	$7,978
Increase (decrease) resulting from:
State and local income taxes, net of federal effect	(601)	529	781
Non-U.S. municipal taxes and tax rate differences	150	140	159
Nondeductible expenses Nondeductible expenses	3,077	669	182
Nontaxable income of captive insurance subsidiary	(266)	—	—
Other, net	(11)	(23)	—

Income tax expense (benefit)	$(4,500)	$6,075	$9,100

At December 31, 2002 and 2001, the deferred income tax assets consist of future tax benefits attributable to:

	December 31,

	2002	2001

Deferred income tax assets:
Current:
Allowance for doubtful accounts	$2,943	$3,289
Accruals and reserves not deducted for tax purposes	1,879	579
Deferred gain from terminations of interest rate swaps	196	—

	5,018	3,868

Non-current:
Accruals and reserves not deducted for tax purposes	4,739	957
Depreciation and amortization	(1,376)	1,712
Split-dollar retirement plan termination	1,454	—
Deferred gain from terminations of interest rate swaps	873	—
Net operating loss carryforwards	22,401	18,597
Credit carryforwards	2,460	2,843
Other	297	606

	30,848	24,715

Total deferred income tax assets	$35,866	$28,583

Based on projections of taxable income in 2003 and future years, management believes that, more likely than not, the Company will fully realize the value of the recorded deferred income tax assets.

At December 31, 2002, the Company had the following estimated credit and operating loss carryforwards available for federal income tax reporting purposes to be applied against future taxable income and tax liabilities:

	General	Net
Year of	Business	Operating
Expiration	Credits	Losses

2003	$89	$—
2004	43	—
2005	61	—
2006	151	—
2010	—	8,370
2011	—	36,617
2012	—	1,824
2018	—	414
2019	—	355
2020	—	436
2021	—	462
2022	—	10,299

	$344	$58,777

The Company also has available alternative minimum tax (“AMT”) credit carryforwards of approximately $2,116 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $39,775.

(6)	Redeemable Preferred Stock

In 1999, the Company issued 10,000 shares of 4% Series A convertible redeemable preferred stock and issued 35,000 shares of 8% Series B redeemable preferred stock with attached warrants to purchase 1,000,000 shares of the Company’s common stock.

In July 2001, from the proceeds of the senior notes (see note 3), the Company completed the repurchase of all outstanding shares of its redeemable preferred stock and retired all common stock warrants. The resulting net gain of $739,000 was included in net earnings available to common shareholders in 2001.

(7)	Common Shareholders’ Equity

Stock Option Plans

During 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2002 Stock Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Options, stock bonuses and rights to purchase the Company’s common stock may be granted to exercise or purchase an aggregate of not more than 250,000 shares of the Company’s common stock (subject to adjustment to reflect certain acquisitions). The 2002 Stock Incentive Plan contains a $100 limitation on the aggregate fair market values of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares (subject to adjustment to reflect certain corporate acquisitions). The term of each option is 10 years from the date of grant. The options are exercisable based on established performance goals and are fully vested at four years.

During 2001, the Board of Directors of the Company adopted the 2001 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2001 Stock Incentive Plan also has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Under the terms of this plan, a total of 250,000 shares of common stock were reserved for issuance. The 2001 Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options that become exercisable by an individual in any calendar year. Additionally, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares. The term of each option is 10 years from the date of grant. The options are exercisable based on established performance goals and are fully vested at four years.

During 2000, the Board of Directors of the Company adopted the 2000 Non-employee Director Stock Option Plan, which provides for the issuance of non-qualified stock options to the Company’s non-employee directors. Under the terms of this plan, as amended in 2002, a total of 112,500 shares of common stock were reserved for issuance. The options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest monthly over 12 months from the date of grant. The term of each option is ten years from the date of grant.

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

The weighted average fair value of the individual options granted during 2002, 2001 and 2000 is estimated at $9.15, $9.12 and $10.67, respectively, on the date of grant. The fair values for those years were determined using the Black-Scholes option-pricing model with the following assumptions.

	2002	2001	2000

Dividend yield	None	None	None
Volatility	74%	60%	57%
Risk-free interest rate	3.82%	4.55%	6.15%
Expected life	5 Years	5 Years	5 Years

A summary of stock option transactions under these plans is shown below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,438,471	$20.04	1,048,344	$22.41	884,729	$23.16
Granted	477,434	14.51	651,831	16.54	234,105	19.16
Exercised	(81,217)	21.13	(171,476)	20.70	(16,875)	14.62
Canceled	(459,796)	19.96	(90,228)	20.95	(53,615)	22.73

Outstanding at end of year	1,374,892	$18.02	1,438,471	$20.04	1,048,344	$22.41

Exercisable at end of year	538,870	$22.40	643,601	$22.95	634,478	$24.67

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options outstanding			Options exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Price	Outstanding	Life (years)	Price	Exercisable	Price

$7.50 - $10.00	229,355	9.8	$8.88	6,775	$8.69
$10.00 - $20.00	691,064	8.0	16.37	172,259	16.27
$20.00 - $30.00	400,420	4.7	23.89	312,147	24.29
$30.00 - $40.00	54,053	4.2	34.49	47,689	34.14

	1,374,892			538,870

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”) to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 250,000 shares of the Company’s common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee’s compensation or 1,000 shares of common stock per quarter. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. During 2002, 2001 and 2000, respectively, 10,270, 39,539 and 39,755 shares of common stock were issued under the Purchase Plan. Compensation costs related to this plan as determined under SFAS 123 were insignificant to the Company’s consolidated statements of operations for the three years ended December 31, 2002.

Shareholders’ Rights Plan

In connection with the 1996 merger of Tokos Medical Corporation (Delaware) and Healthdyne, Inc., the Company established a Shareholders’ Rights Agreement. If a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or announces a tender offer or exchange that would result in the acquisition of a beneficial ownership of 20% or more of the Company’s outstanding common stock, the rights detach from the common stock and are distributed to shareholders as separate securities. Each right entitles its holder to purchase one one-hundredth of a share (a unit) of common stock, at a purchase price of $244 per unit. The rights, which do not have voting power, expire on March 9, 2006 unless previously distributed and may be redeemed by the Company in whole at a price of $0.01 per right any time before and within ten days after their distribution. If the Company is acquired in a merger or other business combination transaction, or 50% of its assets or earnings power are sold at any time after the rights become exercisable, the rights entitle a holder to buy a number of common shares of the acquiring company having a market value of twice the exercise price of the right. If a person acquires 20% of the Company’s common stock or if a 15% or larger holder merges with the Company and the common stock is not changed or exchanged in such merger, or engages in self-dealing transactions with the Company, each right not owned by such holder becomes exercisable for the number of common shares of the Company having a market value of twice the exercise price of the right.

Retirement of Note Receivable from Shareholder

Selling and administrative expenses for 2002 included a one-time, non-cash charge of $2,508 related to the retirement of a $3,500 note receivable from a former executive acquired from a predecessor organization.

The note, which matured on June 30, 2002, stipulated that the balance could be settled in full by surrender of collateral consisting of 125,000 shares of the Company’s common stock. The settlement generated a charge equal to the difference between the book value of the note and the closing market value on June 30, 2002 of the 125,000 shares.

(8)	Employee Benefit Plans

The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company’s obligation for contributions under the 401(k) plan is limited to each participant’s contribution but not more than 3% of the participant’s compensation. Discretionary Company contributions are allowed under the plan. Contributions to the plan for the years ended December 31, 2002, 2001 and 2000 were approximately $887, $830 and $784, respectively.

During 1997, the Company established a split-dollar life insurance contract for the benefit of a certain select group of senior management. Under the terms of the contract, the participants or their beneficiaries were entitled to the greater of the contract’s cash surrender value or the contract’s targeted benefit, less insurance premiums paid by the Company. On December 31, 2002, the Company terminated the contracts for certain former employees and the Company’s Chairman, President and Chief Executive Officer and restructured the contracts for other current employees by replacing the split-dollar life insurance contracts with a Supplemental Executive Retirement Plan (“SERP”). Under the SERP plan, individual trust accounts have been opened and funded equal to the December 31, 2002 net present value of the targeted benefit under the prior split-dollar plan. Benefits vest under the SERP based on age and years of service with 100% vesting obtained at age 55 and 15 years of service. Earlier vesting may occur upon a change in control or other events as defined in the agreement. The Company recorded a charge of $14,247 in connection with the termination and restructuring of the split-dollar plan. The amount represents the net present value of the targeted benefits under the plan (including tax mitigation amounts) of approximately $13,668, and $579 related to transaction costs and the net shortfall in the refund of cumulative premiums paid by the Company. The Company satisfied its obligations to participants by relinquishing its collateral interests in the split-dollar policies and through net incremental payments of approximately $3,086 (the effect of which is mitigated by the elimination of future premium obligations of $3,694). An additional $1,016 is expected to be expensed over the next nine years of expected service by the respective current employees. During 2002, 2001 and 2000, the Company paid $2,754 in each year in insurance premiums related to these split-dollar life insurance contracts. At December 31, 2002, the cash surrender values of the insurance contracts of the current employees of $2,019 was recorded in “other assets”, the amounts to be paid in 2003 to the former employees of $1,804 was recorded in “accrued liabilities”, and the ongoing liability under the new SERP plan of $3,737 was recorded in “other long-term liabilities” on the consolidated balance sheet.

(9)	Restructuring

In 2000, the Company incurred restructuring expenses of $1,599 related to its decision to exit its clinical patient record software business, Clinical-Management Systems, Inc. Of these costs, $568 related to customer contract fulfillment costs, $518 related to remaining software development costs, $312 related to payroll costs and related involuntary severance of employees and $201 related to other costs and expenses for the shutdown of the business.

(10)	Commitments

The Company is committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 2002 are as follows:

	Operating	Capital
Years ending December 31,	Leases	Leases

2003	$4,507	$229
2004	3,855	108
2005	3,387	52
2006	2,906	37
2007	2,690	—
Thereafter	4,635	—

	$21,980	426

Less interest		35

Present value of future minimum capital lease payments		$391

Amortization of leased assets is included in depreciation expense. Rental expense for cancelable and noncancelable leases was approximately $6,290, $5,747 and $6,673 for the years ended December 31, 2002, 2001 and 2000, respectively.

(11)	Contingencies

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or liquidity.

(12)	Quarterly Financial Information – Unaudited

Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 2002 and 2001.

	Quarter

	Fourth	Third	Second	First

2002:
Revenues	$71,688	$71,352	$69,403	$65,188
Net earnings (loss) Continuing operations	$(15,976)	$(565)	$(721)	$1,618
Discontinued operations	—	(682)	—	—

Total	$(15,976)	$(1,247)	$(721)	$1,618

Net earnings (loss) per diluted common share
Continuing operations	$(1.59)	$(0.06)	$(0.08)	$0.17
Discontinued operations	—	(0.08)	—	—

Total	$(1.59)	$(0.14)	$(0.08)	$0.17

2001:
Revenues	$69,680	$68,097	$64,838	$61,368
Net earnings (loss) Continuing operations	$400	$2,449	$3,045	$2,031
Discontinued operations	(1,030)	(210)	—	—

Total	$(630)	$2,239	$3,045	$2,031

Net earnings (loss) per diluted common share Continuing operations	$0.04	$0.11	$0.48	$0.13
Discontinued operations	(0.11)	(0.02)	—	—

Total	$(0.07)	$0.09	$0.48	$0.13

The sum of the four quarterly net earnings (loss) per diluted common share amounts may not equal the annual amount reflected on the consolidated statements of operations due to the timing of quarterly net earnings (loss) relative to the timing of the issuance of shares resulting from acquisitions and due to rounding.

(13)	Business Segment Information

The Company’s operations are classified into two reportable business segments: Health Enhancement and Women’s Health. The Health Enhancement segment includes disease management and diabetes product design, development and assembly operations. Disease management programs improve health outcomes through identification, stratification, risk assessment, patient education, support and compliance management for specified conditions and associated co-morbidities. The Company currently offers disease management services for diabetes cancer, respiratory disorders, cardiac disease, depression and chronic pain. The Women’s Health segment offers a wide range of services designed to assist physicians and payors in the cost-effective management of maternity patients, including: risk assessment, patient education, hypertension management, infusion therapy for the management of hyperemesis, anticoagulation disorders and pre-term labor, gestational diabetes management, fetal surveillance, home uterine activity monitoring and other clinical services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies for the consolidated entity. Operating earnings of the Health Enhancement segment were reduced by the amortization of goodwill of $8,703 and $8,679 for the years ended December 31, 2001 and 2000, respectively. Operating earnings of the Women’s Health segment were reduced by the amortization of goodwill of $564 in each year ended December 31, 2001 and 2000. As discussed in Note 1(j), no amortization of goodwill was recorded for the year ended December 31, 2002. Severance and related costs of $1,740 and $503 were incurred in the Health Enhancement and Women’s Health segments, respectively, during the year ended December 31, 2002. Operating earnings (loss) by business segment exclude interest income and interest expense. An allocation of corporate expenses for shared services has been charged to the segments.

Summarized financial information as of and for the years ended December 31, 2002, 2001 and 2000 by business segment follows:

				Earnings (loss)
	Revenues			before income taxes

	2002	2001	2000	2002	2001	2000

Health Enhancement	$179,535	$159,872	$116,051	$10,363	$15,608	$6,128
Women’s Health	98,158	104,234	109,716	12,330	16,887	24,292
Intersegment sales	(62)	(123)	—	—	—	—

Total segments	277,631	263,983	225,767	22,693	32,495	30,420
General corporate	—	—	—	(26,092)	(7,848)	(7,745)
Interest expense, net	—	—	—	(13,626)	(10,008)	(8,156)
Other income (expense), net	—	—	—	(3,119)	(639)	8,275

	$277,631	$263,983	$225,767	$(20,144)	$14,000	$22,794

	Identifiable assets			Depreciation and amortization

	2002	2001	2000	2002	2001	2000

Health Enhancement	$210,880	$169,827	$154,384	$3,002	$10,635	$10,073
Women’s Health	30,336	36,081	38,343	2,370	2,885	2,381
General corporate	50,191	54,715	76,123	2,141	1,678	1,530

	$291,407	$260,623	$268,850	$7,513	$15,198	$13,984

	Capital expenditures

	2002	2001	2000

Health Enhancement	$12,755	$4,221	$3,583
Women’s Health	2,131	3,739	2,212
General corporate	1,214	426	1,600

	$16,100	$8,386	$7,395

The Company’s revenues from operations outside the U.S. were approximately 17%, 15% and 16% of total revenues in 2002, 2001 and 2000, respectively. No single customer accounted for 10% of consolidated net revenues in 2002, 2001 or 2000.

(14)	Disposition of Business

In February 2001, the Company completed the sale of the business and certain assets of QDS and received cash proceeds totaling approximately $18,000. The accounts receivable of QDS, totaling approximately $8,800 at December 31, 2000, were excluded from the sale. In 2001 and 2002, cash flows from collections of QDS’ accounts receivable, less costs of collection were $3,056 and $642, respectively. As of December 31, 2002, approximately $125 of accounts receivable remained to be collected. In 2001, the Company reflected an estimated loss from discontinued operations and a loss on disposal of discontinued operations totaling approximately $1,240, net of income taxes. An additional loss, net of income taxes, of approximately $682 was recorded in 2002 as a result of greater than expected costs of collection and lower than expected cash receipts from the retained receivables. The accompanying consolidated financial statements reflect QDS as a discontinued operation for all periods presented.

The operating results of discontinued operations are as follows:

	Years Ended December 31,

	2002	2001	2000

Revenues	$—	$—	$15,336

Loss from operations, net of income tax benefit of $76 and $275 in 2002 and 2001, respectively	$(124)	$(455)	$—
Loss on disposal of discontinued operations, net of income tax benefit of $342 and $485 in 2002 and 2001, respectively	(558)	(785)	—

Loss from discontinued operations	$(682)	$(1,240)	$—

(15)	Sales of Short-Term Investments

In connection with the 1998 acquisition of assets of QDS from Endeavor Technologies, Inc. (subsequently named WebMD Corporation) (“WebMD”), the Company invested $2,010 in 1998 in preferred stock of WebMD and received options and warrants to purchase additional shares of WebMD for $2,680, which were exercised in 1999. In 2000, shares were sold generating proceeds of $7,298 and a gain of $6,077, which was reflected in “other income” in the consolidated statements of operations. No shares were sold in 2001 or 2002. At December 31, 2002, the Company had a remaining investment in WebMD of 16,423 shares.

(16)	Supplemental Guarantor/Non-Guarantor Financial Information

Supplemental financial information is being provided in connection with the Company’s private offering of 11% senior notes (see note 3). The senior notes are unconditionally guaranteed by the Company and its domestic subsidiaries. All guarantees are joint and several. Each of the domestic and foreign subsidiaries is 100% owned by the Company.

The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor foreign subsidiaries on a combined basis.

Consolidating Condensed Balance Sheets
December 31, 2002
(Unaudited)

			Non-
	Matria	Guarantor	Guarantor
	Healthcare,	Domestic	Foreign
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$1,919	$2,080	$1,501	$—	$5,500
Short-term investments	140	—	—	—	140
Trade accounts receivable, net	18,002	26,514	5,177	—	49,693
Inventories	2,194	15,737	8,826	—	26,757
Other current assets	7,098	7,147	902	—	15,147

Total current assets	29,353	51,478	16,406	—	97,237
Property and equipment, net	9,100	17,021	595	—	26,716
Intangible assets, net	2,682	123,111	4,778	—	130,571
Investment in subsidiaries	127,889	—	—	(127,889)	—
Deferred income taxes	30,848	—	—	—	30,848
Other long-term assets	5,629	406	—	—	6,035

	$205,501	$192,016	$21,779	$(127,889)	$291,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$680	$63	$—	$—	$743
Other current liabilities	17,746	26,058	10,134	—	53,938

Total current liabilities	18,426	26,121	10,134	—	54,681
Long-term debt, excluding current installments	114,152	97	3,966	—	118,215
Intercompany	2,861	16,059	(18,920)	—	—
Other long-term liabilities	4,547	184	—	—	4,731

Total liabilities	139,986	42,461	(4,820)	—	177,627

Common shareholders’ equity
Common stock	101	—	—	—	101
Additional paid-in capital	311,052	123,111	4,778	(127,889)	311,052
Accumulated earnings (deficit)	(249,229)	34,608	17,260	—	(197,361)
Other	3,591	(8,164)	4,561	—	(12)

Total common shareholders’ equity	65,515	149,555	26,599	(127,889)	113,780

	$205,501	$192,016	$21,779	$(127,889)	$291,407

Consolidating Condensed Balance Sheets
December 31, 2001
(Unaudited)

			Non-
	Matria	Guarantor	Guarantor
	Healthcare,	Domestic	Foreign
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$1,319	$535	$129	$—	$1,983
Short-term investments	116	—	—	—	116
Trade accounts receivable, net	22,939	23,740	5,375	—	52,054
Inventories	2,151	13,155	6,000	—	21,306
Other current assets	5,885	7,119	1,036	—	14,040

Total current assets	32,410	44,549	12,540	—	89,499
Property and equipment, net	11,254	6,985	483	—	18,722
Intangible assets, net	2,682	101,974	4,978	—	109,634
Investment in subsidiaries	106,952	—	—	(106,952)	—
Deferred income taxes	24,715	—	—	—	24,715
Other long-term assets	17,879	174	—	—	18,053

	$195,892	$153,682	$18,001	$(106,952)	$260,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$484	$131	$—	$—	$615
Other current liabilities	11,942	16,612	5,716	—	34,270

Total current liabilities	12,426	16,743	5,716	—	34,885
Long-term debt, excluding current installments	108,015	21	6,539	—	114,575
Intercompany	(2,053)	18,499	(16,446)	—	—
Other long-term liabilities	5,757	467	42	—	6,266

Total liabilities	124,145	35,730	(4,149)	—	155,726

Common shareholders’ equity
Common stock	89	—	—	—	89
Additional paid-in capital	290,070	101,974	4,978	(106,952)	290,070
Accumulated earnings (deficit)	(218,916)	24,150	13,731	—	(181,035)
Other	504	(8,172)	3,441	—	(4,227)

Total common shareholders’ equity	71,747	117,952	22,150	(106,952)	104,897

	$195,892	$153,682	$18,001	$(106,952)	$260,623

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2002
(Unaudited)

			Non-
	Matria	Guarantor	Guarantor
	Healthcare,	Domestic	Foreign
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$98,161	$133,501	$46,031	$(62)	$277,631
Cost of revenues	43,544	84,437	36,379	(62)	164,298
Selling and administrative expenses	55,502	30,998	5,470	—	91,970
Charges from termination of retirement plan	14,247	—	—	—	14,247
Provision for doubtful accounts	5,320	4,635	—	—	9,955
Amortization of intangible assets	—	360	200	—	560

Operating earnings (loss) from continuing operations	(20,452)	13,071	3,982	—	(3,399)
Interest income (expense), net	(13,248)	(9)	(369)	—	(13,626)
Other income (expense), net	(1,119)	(1,926)	(74)	—	(3,119)

Earnings (loss) from continuing operations before income taxes	(34,819)	11,136	3,539	—	(20,144)
Income tax benefit (expense)	4,506	4	(10)	—	4,500

Earnings (loss) from continuing operations	(30,313)	11,140	3,529	—	(15,644)
Discontinued operations, net of taxes	—	(682)	—	—	(682)

Net earnings (loss)	$(30,313)	$10,458	$3,529	$—	$(16,326)

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2001
(Unaudited)

			Non-
	Matria	Guarantor	Guarantor
	Healthcare,	Domestic	Foreign
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$106,627	$117,148	$40,685	$(477)	$263,983
Cost of revenues	43,601	69,453	33,108	(477)	145,685
Selling and administrative expenses	52,209	19,534	4,506	—	76,249
Provision for doubtful accounts	5,451	2,090	34	—	7,575
Amortization of intangible assets	564	8,766	497	—	9,827

Operating earnings from continuing operations	4,802	17,305	2,540	—	24,647
Interest income (expense), net	(9,615)	9	(402)	—	(10,008)
Other income (expense), net	(736)	5	92	—	(639)

Earnings (loss) from continuing operations before income taxes	(5,549)	17,319	2,230	—	14,000
Income tax expense	6,068	—	7	—	6,075

Earnings (loss) from continuing operations	(11,617)	17,319	2,223	—	7,925
Discontinued operations, net of taxes	—	(1,240)	—	—	(1,240)

Net earnings (loss)	$(11,617)	$16,079	$2,223	$—	$6,685

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2000
(Unaudited)

			Non-
	Matria	Guarantor	Guarantor
	Healthcare,	Domestic	Foreign
	Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$111,065	$79,590	$36,416	$(1,304)	$225,767
Cost of revenues	40,716	47,002	29,765	(1,304)	116,179
Selling and administrative expenses	52,384	11,964	4,120	—	68,468
Provision for doubtful accounts	5,641	1,370	32	—	7,043
Amortization of intangible assets	564	8,788	451	—	9,803
Restructuring charges	(128)	1,727	—	—	1,599

Operating earnings from continuing operations	11,888	8,739	2,048	—	22,675
Interest income (expense), net	(7,840)	62	(378)	—	(8,156)
Other income (expense), net	8,188	50	37	—	8,275

Earnings from continuing operations before income taxes	12,236	8,851	1,707	—	22,794
Income tax expense	9,100	—	—	—	9,100

Earnings from continuing operations	3,136	8,851	1,707	—	13,694
Discontinued operations, net of taxes	—	—	—	—	—

Net earnings	$3,136	$8,851	$1,707	$—	$13,694

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2002
(Unaudited)

			Non-
	Matria	Guarantor	Guarantor
	Healthcare,	Domestic	Foreign
	Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(3,567)	$17,712	$5,735	$19,880
Net cash provided by discontinued operations	—	642	—	642

Net cash provided by (used in) operating activities	(3,567)	18,354	5,735	20,522

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,345)	(12,391)	(364)	(16,100)
Acquisition of businesses, net of cash acquired	—	(3,526)	—	(3,526)

Net cash used in investing activities	(3,345)	(15,917)	(364)	(19,626)

Cash Flows from Financing Activities:
Borrowings under credit agreement	12,116	—	—	12,116
Proceeds from issuance of debt	1,462	—	—	1,462
Principal repayments of long-term debt	(11,427)	(133)	(2,573)	(14,133)
Proceeds from issuance of common stock	1,858	—	—	1,858

Net cash provided by (used in) financing activities	4,009	(133)	(2,573)	1,303

Effect of exchange rate changes on cash and cash equivalents	—	—	1,318	1,318
Net change in intercompany balances	3,503	(759)	(2,744)	—

Net increase in cash and cash equivalents	600	1,545	1,372	3,517
Cash and cash equivalents at beginning of year	1,319	535	129	1,983

Cash and cash equivalents at end of year	$1,919	$2,080	$1,501	$5,500

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2001
(Unaudited)

			Non-
	Matria	Guarantor	Guarantor
	Healthcare,	Domestic	Foreign
	Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$164	$9,511	$(1,728)	$7,947
Net cash provided by discontinued operations	—	3,056	—	3,056

Net cash provided by (used in) operating activities	164	12,567	(1,728)	11,003

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,071)	(4,208)	(124)	(8,403)
Proceeds from disposition of business	—	18,076	—	18,076

Net cash provided by (used in) investing activities	(4,071)	13,868	(124)	9,673

Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	111,940	—	—	111,940
Borrowings under credit agreement	36,000	—	—	36,000
Proceeds from issuance of debt	1,013	—	—	1,013
Principal repayments of long-term debt	(127,564)	(174)	—	(127,738)
Proceeds from issuance of common stock	3,892	—	—	3,892
Repurchases of common stock and warrants	(4,346)	—	—	(4,346)
Repurchases of redeemable preferred stock	(40,931)	—	—	(40,931)
Preferred stock dividend payments	(2,438)	—	—	(2,438)

Net cash used in financing activities	(22,434)	(174)	—	(22,608)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—
Net change in intercompany balances	26,136	(26,771)	635	—

Net decrease in cash and cash equivalents	(205)	(510)	(1,217)	(1,932)
Cash and cash equivalents at beginning of year	1,524	1,045	1,346	3,915

Cash and cash equivalents at end of year	$1,319	$535	$129	$1,983

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2000
(Unaudited)

			Non-
	Matria	Guarantor	Guarantor
	Healthcare,	Domestic	Foreign
	Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by continuing operations	$2,965	$16,519	$634	$20,118
Net cash used in discontinued operations	—	(623)	—	(623)

Net cash provided by operating activities	2,965	15,896	634	19,495

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,961)	(6,795)	(131)	(10,887)
Proceeds from sales of short-term investments	7,298	—	—	7,298

Net cash provided by (used in) investing activities	3,337	(6,795)	(131)	(3,589)

Cash Flows from Financing Activities:
Borrowings under credit agreement	23,000	—	—	23,000
Proceeds from issuance of debt	891	—	—	891
Principal repayments of long-term debt	(37,492)	(149)	(9)	(37,650)
Proceeds from issuance of common stock	579	—	—	579
Repurchases of common stock	(4,733)	—	—	(4,733)
Preferred stock dividend payments	(3,200)	—	—	(3,200)

Net cash used in financing activities	(20,955)	(149)	(9)	(21,113)

Effect of exchange rate changes on cash and cash equivalents	—	—	(426)	(426)
Net change in intercompany balances	10,475	(9,529)	(946)	—

Net decrease in cash and cash equivalents	(4,178)	(577)	(878)	(5,633)
Cash and cash equivalents at beginning of year	5,702	1,622	2,224	9,548

Cash and cash equivalents at end of year	$1,524	$1,045	$1,346	$3,915