Form 10-Q
period 2003-03-31
MATRIA HEALTHCARE INC
filed 2003-05-15
CIK 1007228

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File No. 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2205984
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1850 Parkway Place
Marietta, Georgia 30067
(Address of principal executive offices)
(Zip Code)

(770) 767-4500
(Registrant’s telephone number, including area code)

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
Yes                 No    X

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of May 1, 2003 was 10,114,541.

1

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
ASSETS	2003	2002

Current assets:
Cash, cash equivalents and short-term investments	$5,718	$5,640
Trade accounts receivable, less allowances of $7,659 and
$7,661 at March 31, 2003 and December 31, 2002, respectively	57,324	49,693
Inventories	23,022	26,757
Prepaid expenses and other current assets	14,777	15,147

Total current assets	100,841	97,237
Property and equipment, less accumulated depreciation of $27,007 and
$25,104 at March 31, 2003 and December 31, 2002, respectively	27,146	26,716
Intangible assets, less accumulated amortization of $30,701 and
$29,211 at March 31, 2003 and December 31, 2002, respectively	133,187	130,571
Deferred income taxes	30,885	30,848
Other assets	7,918	6,035

	$299,977	$291,407

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$341	$743
Accounts payable, principally trade	33,128	35,177
Accrued liabilities	17,839	18,761

Total current liabilities	51,308	54,681
Long-term debt, excluding current installments	125,790	118,215
Other long-term liabilities	6,903	4,731

Total liabilities	184,001	177,627

Common shareholders' equity:
Common stock, $.01 par value. Authorized 25,000 shares:
issued and outstanding — 10,105 and 10,051 shares
at March 31, 2003 and December 31, 2002, respectively	101	101
Additional paid-in capital	311,956	311,052
Accumulated deficit	(196,241)	(197,361)
Accumulated other comprehensive earnings (loss)	160	(12)

Total common shareholders' equity	115,976	113,780

	$299,977	$291,407

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues
Net revenues from services	$58,704	$48,723
Net sales of products	19,483	16,465

Total revenues	78,187	65,188

Cost of revenues
Cost of services	33,306	26,167
Cost of goods sold	13,624	10,489

Total cost of revenues	46,930	36,656
Selling and administrative expenses	23,791	20,736
Provision for doubtful accounts	1,956	1,842
Amortization of intangible assets	140	140

Total operating expenses	72,817	59,374

Operating earnings	5,370	5,814
Interest expense, net	(3,593)	(3,227)
Other income, net	143	111

Earnings before income taxes	1,920	2,698
Income tax expense	800	1,080

Net earnings	$1,120	$1,618

Net earnings per common share:
Basic	$0.11	$0.18

Diluted	$0.11	$0.17

Weighted average shares outstanding:
Basic	10,079	8,969

Diluted	10,094	9,403

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited )

	Three Months Ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Net earnings	$1,120	$1,618
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,060	1,683
Amortization of debt discount and expenses	261	372
Provision for doubtful accounts	1,956	1,842
Deferred tax expense	303	605
Gains on sales of investments	(56)	--
Changes in assets and liabilities:
Trade accounts receivable	(9,436)	(3,061)
Inventories	3,735	908
Prepaid expenses and other current assets	668	(1,779)
Noncurrent assets	(1,353)	(2,176)
Accounts payable	(2,049)	725
Accrued and other liabilities	(839)	3,501

Net cash provided by (used in) continuing operations	(3,630)	4,238
Net cash provided by discontinued operations	128	388

Net cash provided by (used in) operating activities	(3,502)	4,626

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,350)	(4,698)
Proceeds from sales of short-term investments	154	--
Purchases of investments	(1,500)	--
Acquisition of businesses, net of cash acquired	--	(1,150)

Net cash used in investing activities	(3,696)	(5,848)

Cash Flows from Financing Activities:
Net borrowings under credit agreement	7,500	--
Proceeds from issuance of debt	68	--
Principal repayments of long-term debt	(527)	(404)
Proceeds from issuance of common stock	78	1,359

Net cash provided by financing activities	7,119	955

Effect of exchange rate changes on cash and cash equivalents	297	(109)

Net increase (decrease) in cash and cash equivalents	218	(376)
Cash and cash equivalents at beginning of year	5,500	1,983

Cash and cash equivalents at end of period	$5,718	$1,607

Supplemental disclosures of cash paid for:
Interest	$243	$157

Income taxes	$664	$566

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General

The consolidated condensed financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet for December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three-month period ended March 31, 2003 are not necessarily indicative of the results for the full year ending December 31, 2003.

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. (“Matria” or the “Company”) for the year ended December 31, 2002.

2. Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings for the three-month periods ended March 31, 2003 and 2002 were $1,291 and $1,573, respectively.

3. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2003

	Carrying Amount	Fair Value

Senior notes	$114,759	$116,510
Interest rate swap arrangement	$754	$754

The carrying amount of the senior notes has been reduced to reflect an adjustment for the fair value of the portion of the senior notes included in the interest rate swap arrangement and is net of the unamortized discount. The estimated fair value of the above financial instruments is based upon the quoted market prices and the estimated amount that the Company would pay to terminate the interest rate swap agreement at March 31, 2003. The Company’s other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.

4. Derivative Financial Instruments

Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank involving $50,000 of the Company’s senior notes. This transaction, which terminates in May 2008 if early termination rights are not exercised, is considered to be a hedge against changes in the fair value of the Company’s fixed-rate debt obligation and is used to lower the Company’s overall borrowing costs. Under the arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535%. The variable rate for the period from March 5, 2003 to May 1, 2003 was 8.825%, resulting in a reduction in the rate of interest of 2.175%. Also, the Company is required to maintain a minimum of $1,500 of collateral with the bank, subject to adjustment due to changes in market interest rates. As of March 31, 2003, the collateral totaled $2,080, with $508 reflected in cash equivalents and $1,500 included in “other assets” on the consolidated condensed balance sheets.

As of March 31, 2003, the interest rate swap agreement was reflected at fair value of $754 due to the bank (see note 3 above) on the Company’s consolidated condensed balance sheets, and the carrying value of the related portion of fixed-rate debt being hedged was reduced by $754, representing the adjustment to the fair value of the portion of the debt hedged by the interest rate swap attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreement, as well as the change in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, have offsetting effects on net interest expense in the consolidated condensed statements of operations since the interest rate swap is fully effective. Interest expense was reduced by $67 for the three months ended March 31, 2003 to reflect the net swap payments to be received from the bank based on the lower variable interest rate.

In 2002, the Company terminated two interest rate swap agreements and received proceeds from the counterparty bank of $3,053. Such amount will be amortized as a reduction of interest expense over the remaining term of the senior notes (through May 2008).

5. Business Segment Information

The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business unit. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

The Company has two reportable business segments: Health Enhancement and Women’s Health. The Health Enhancement segment is comprised of the Company’s disease management programs and the diabetes product design, development and assembly operation. The Health Enhancement segment currently offers disease management services for diabetes, cancer, respiratory disorders, cardiac disease, depression and chronic pain. As part of the diabetes and respiratory disorder compliance management process, the Company sells prescription and non-prescription drugs and supplies used by diabetes and respiratory patients in the management of their conditions. These sales are made primarily on a mail-order basis through the Company’s pharmacy, laboratory and supplies subsidiaries of the Health Enhancement segment. The Health Enhancement segment also includes Facet Technologies, LLC, a leading designer, developer, assembler and distributor of products for the diabetes market.

The Women’s Health segment offers obstetrical disease management services to health plans and employers. In addition, this segment offers a broad range of clinical and diagnostic services, including hypertension management, infusion therapy for the management of hyperemesis, anticoagulation disorders and preterm labor, gestational diabetes management, fetal surveillance, home uterine activity monitoring and other clinical services.

The accounting policies of the reportable business segments are the same as those for the consolidated entity. Operating earnings by reportable business segment exclude interest income and interest expense. An allocation of corporate expenses for shared services has been charged to the segments.

Summarized financial information as of and for the three-month periods ended March 31, 2003 and 2002 by reportable business segment follows:

	Revenues		Earnings before income taxes

Three Months Ended March 31,	2003	2002	2003	2002

Health Enhancement	$54,519	$40,699	$3,915	$3,902
Women’s Health	23,668	24,492	3,642	3,864
Intersegment sales	--	(3)	--	--

Total segments	78,187	65,188	7,557	7,766
General corporate	--	--	(2,187)	(1,952)
Interest expense, net	--	--	(3,593)	(3,227)
Other income, net	--	--	143	111

Consolidated revenues and earnings before income taxes	$78,187	$65,188	$1,920	$2,698

	Identifiable assets

	March 31,	December 31,
	2003	2002

Health Enhancement	$220,649	$210,880
Women’s Health	30,781	30,336
General corporate	48,547	50,191

Consolidated assets	$299,977	$291,407

The Company's revenues from operations outside the U.S. were approximately 18% and 16% of total revenues for the three-month periods ended March 31, 2003 and 2002, respectively. No single customer accounted for 10% of consolidated net revenue of the Company in either period.

6. Goodwill and Intangibles

The carrying values of goodwill as of March 31, 2003 and December 31, 2002 were as follows:

	Health Enhancement	Women’s Health	Total

Carrying value at December 31, 2002	$126,329	$2,682	$129,011
Additional goodwill from acquisitions (note 9)	2,914	--	2,914
Tax benefit of additional deductible goodwill	(158)	--	(158)

Carrying value at March 31, 2003	$129,085	$2,682	$131,767

The components of identifiable intangible assets were as follows:

	March 31, 2003	December 31, 2002

Gross carrying amounts:
Patient lists	$3,300	$3,300
Non-compete agreement	500	500

	3,800	3,800
Accumulated amortization	(2,380)	(2,240)

	$1,420	$1,560

Amortization expense for the three months ended March 31, 2003 was $140 and is estimated to be $560 for the year ended December 31, 2003. Estimated amortization expense for the five succeeding years is as follows:

2004	$ 200
2005	200
2006	200
2007	200
2008	200

7. Stock-Based Compensation

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

Pursuant to SFAS 123, the Company elected to account for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net earnings	$1,120	$1,618
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(724)	(682)

Pro forma net earnings	$396	$936

Net earnings per common share:
Basic - as reported	$0.11	$0.18
Basic - pro forma	$0.04	$0.10

Diluted - as reported	$0.11	$0.17
Diluted - pro forma	$0.04	$0.10

8. Supplemental Guarantor/Non-Guarantor Financial Information

Supplemental financial information is being provided in connection with the Company’s senior notes. The senior notes are unconditionally guaranteed by the Company and its domestic subsidiaries. All guarantees are joint and several. Each of the domestic and foreign subsidiaries is 100% owned by the Company.

The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor foreign subsidiaries on a combined basis.

Consolidating Condensed Balance Sheets
March 31, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS
Cash, cash equivalents and short-term investments	$1,640	$2,084	$1,994	$--	$5,718
Trade accounts receivable, net	17,472	34,383	5,469	--	57,324
Inventories	2,313	12,145	8,564	--	23,022
Other current assets	7,600	7,434	(257)	--	14,777

Total current assets	29,025	56,046	15,770	--	100,841

Property and equipment, net	9,108	17,439	599	--	27,146
Intangible assets, net	2,682	125,777	4,728	--	133,187
Investment in subsidiaries	130,505	--	--	(130,505)	--
Deferred income taxes	30,885	--	--	--	30,885
Other long-term assets	7,629	289	--	--	7,918

	$209,834	$199,551	$21,097	$(130,505)	$299,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$235	$106	$--	$--	$341
Other current liabilities	17,382	24,487	9,098	--	50,967

Total current liabilities	17,617	24,593	9,098	--	51,308

Long-term debt, excluding current installments	122,815	90	2,885	--	125,790
Intercompany	802	18,023	(18,825)	--	--
Other long-term liabilities	6,606	297	--	--	6,903

Total liabilities	147,840	43,003	(6,842)	--	184,001

Common shareholders’ equity
Common stock	101	--	--	--	101
Additional paid-in capital	311,956	125,777	4,728	(130,505)	311,956
Accumulated earnings (deficit)	(253,538)	38,980	18,317	--	(196,241)
Accumulated other comprehensive earnings (loss)	3,475	(8,209)	4,894	--	160

Total common shareholders’ equity	61,994	156,548	27,939	(130,505)	115,976

	$209,834	$199,551	$21,097	$(130,505)	$299,977

Consolidating Condensed Balance Sheets
December 31, 2002
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS
Cash, cash equivalents and short-term investments	$2,059	$2,080	$1,501	$--	$5,640
Trade accounts receivable, net	18,002	26,514	5,177	--	49,693
Inventories	2,194	15,737	8,826	--	26,757
Other current assets	7,098	7,147	902	--	15,147

Total current assets	29,353	51,478	16,406	--	97,237

Property and equipment, net	9,100	17,021	595	--	26,716
Intangible assets, net	2,682	123,111	4,778	--	130,571
Investment in subsidiaries	127,889	--	--	(127,889)	--
Deferred income taxes	30,848	--	--	--	30,848
Other long-term assets	5,629	406	--	--	6,035

	$205,501	$192,016	$21,779	$(127,889)	$291,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$680	$63	$--	$--	$743
Other current liabilities	17,746	26,058	10,134	--	53,938

Total current liabilities	18,426	26,121	10,134	--	54,681

Long-term debt, excluding current installments	114,152	97	3,966	--	118,215
Intercompany	2,861	16,059	(18,920)	--	--
Other long-term liabilities	4,547	184	--	--	4,731

Total liabilities	139,986	42,461	(4,820)	--	177,627

Common shareholders’ equity
Common stock	101	--	--	--	101
Additional paid-in capital	311,052	123,111	4,778	(127,889)	311,052
Accumulated earnings (deficit)	(249,229)	34,608	17,260	--	(197,361)
Accumulated other comprehensive earnings (loss)	3,591	(8,164)	4,561	--	(12)

Total common shareholders’ equity	65,515	149,555	26,599	(127,889)	113,780

	$205,501	$192,016	$21,779	$(127,889)	$291,407

Consolidating Condensed Statements of Operations
For the Three Months Ended March 31, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$23,668	$40,411	$14,108	$--	$78,187

Cost of revenues	10,202	25,531	11,197	--	46,930
Selling and administrative expenses	12,357	9,648	1,786	--	23,791
Provision for doubtful accounts	1,134	822	--	--	1,956
Amortization of intangible assets	--	90	50	--	140

Operating earnings (loss)	(25)	4,320	1,075	--	5,370

Interest income (expense), net	(3,567)	54	(80)	--	(3,593)
Other income (expense), net	83	(2)	62	--	143

Earnings (loss) before income taxes	(3,509)	4,372	1,057	--	1,920
Income tax expense	800	--	--	--	800

Net earnings (loss)	$(4,309)	$4,372	$1,057	$--	$1,120

Consolidating Condensed Statements of Operations
For the Three Months Ended March 31, 2002
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$24,492	$30,174	$10,525	$(3)	$65,188

Cost of revenues	10,270	17,743	8,646	(3)	36,656
Selling and administrative expenses	13,334	6,298	1,104	--	20,736
Provision for doubtful accounts	1,214	627	1	--	1,842
Amortization of intangible assets	--	90	50	--	140

Operating earnings (loss)	(326)	5,416	724	--	5,814

Interest expense, net	(3,116)	(4)	(107)	--	(3,227)
Other income, net	154	6	(49)	--	111

Earnings (loss) before income taxes	(3,288)	5,418	568	--	2,698

Income tax expense	1,080	--	--	--	1,080

Net earnings (loss)	$(4,368)	$5,418	$568	$--	$1,618

Consolidating Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(4,038)	$(881)	$1,289	$(3,630)
Net cash provided by discontinued operations	--	128	--	128

Net cash provided by (used in) operating activities	(4,038)	(753)	1,289	(3,502)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,045)	(1,248)	(57)	(2,350)
Purchases of investments	(1,500)	--	--	(1,500)
Proceeds from sales of short-term investments	--	154	--	154

Net cash used in investing activities	(2,545)	(1,094)	(57)	(3,696)

Cash Flows from Financing Activities:
Borrowings under credit agreement	7,500	--	--	7,500
Proceeds from issuance of debt	--	68	--	68
Borrowings (principal repayments) of long-term debt	588	(34)	(1,081)	(527)
Proceeds from issuance of common stock	78	--	--	78

Net cash provided by (used in) financing activities	8,166	34	(1,081)	7,119

Effect of exchange rate changes on cash and cash equivalents	--	--	297	297
Net change in intercompany balances	(2,001)	1,956	45	--

Net increase (decrease) in cash and cash equivalents	(418)	143	493	218

Cash and cash equivalents at beginning of year	2,058	1,941	1,501	5,500

Cash and cash equivalents at end of period	$1,640	$2,084	$1,994	$5,718

Consolidating Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2002
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by continuing operations	$1,017	$2,502	$719	$4,238
Net cash provided by discontinued operations	--	388	--	388

Net cash provided by operating activities	1,017	2,890	719	4,626

Cash Flows from Investing Activities:
Purchases of property and equipment	(389)	(4,200)	(109)	(4,698)
Acquisition of business, net of cash acquired	(1,150)	--	--	(1,150)

Net cash used in investing activities	(1,539)	(4,200)	(109)	(5,848)

Cash Flows from Financing Activities:
Principal repayments of long-term debt	(310)	(94)	--	(404)
Proceeds from issuance of common stock	1,359	--	--	1,359

Net cash provided by (used in) financing activities	1,049	(94)	--	955

Effect of exchange rate changes on cash and cash equivalents	--	--	(109)	(109)
Net change in intercompany balances	(1,417)	1,365	52	--

Net increase (decrease) in cash and cash equivalents	(890)	(39)	553	(376)

Cash and cash equivalents at beginning of year	1,319	535	129	1,983

Cash and cash equivalents at end of period	$429	$496	$682	$1,607

9. Acquisition

On September 30, 2002, the Company acquired all of the issued and outstanding stock of Quality Oncology, Inc. (“QO”), a national provider of cancer disease management services, for consideration valued for financial statement purposes at $19,751. Under the terms of the agreement, the Company initially paid $3,255 in cash and issued approximately 890,000 shares of common stock. An additional 42,000 shares valued at $803 were issued in February 2003 pursuant to a purchase price adjustment. Additional financial consideration will be paid in 2004 based upon 2003 operating results. Management currently estimates that the additional consideration could be between $15,000 and $20,000, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company’s option, in cash, shares of common stock or a combination thereof, provided that the lesser of 20% of the payment or $10,000 must be paid in cash. Management currently intends to pay the contingent consideration in cash. Therefore, no adjustment has been made to the number of shares considered in calculating net earnings per diluted common share. As of March 31, 2003, the Company had accrued approximately $2,087 of contingent consideration, reflected in “other long-term liabilities” in the consolidated condensed balance sheets. The Company’s March 31, 2003 consolidated condensed balance sheet reflects the assets acquired and liabilities assumed in this transaction, including goodwill of $22,256. Of this amount, $21,510 is deductible for income tax purposes. Results of operations of QO have been included in the consolidated statement of operations of the Company effective October 1, 2002.

The following table provides unaudited pro forma results of operations for the three months ended March 31, 2002, as if the acquisition had been completed on January 1, 2002. The results were prepared based on the historical financial statements of the Company and QO and include pro forma adjustments to reflect the income tax effect of QO’s net loss, the interest cost of the cash portion of the purchase price and other purchase accounting adjustments. Incremental shares of the Company’s common stock resulting from the acquisition are reflected in the pro forma net earnings per common share.

Three Months Ended
March 31, 2002

Revenues	$ 67,003
Net earnings	$ 1,214

Net earnings per common share:
Basic	$ 0.12
Diluted	$ 0.12

Weighted average shares outstanding:
Basic	9,901
Diluted	10,335

10. Long-Term Debt

In October 2002, the Company entered into a new revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-year term. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice not less than 60 days prior to the end of the period. As of March 31, 2003, a balance of $7,500 was outstanding under this credit facility.

The senior notes indenture and the revolving credit facility agreement set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the new credit facility, the Company is required to maintain certain financial ratios. As of March 31, 2003, the Company is in compliance with the financial covenants in its credit instruments. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month periods ended March 31, 2003 and 2002 were 11.99% and 11.42%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has two reportable business segments: Health Enhancement and Women’s Health. The Health Enhancement segment is comprised of the Company’s disease management programs and the diabetes product design, development and assembly operation. The Health Enhancement segment currently offers disease management services for diabetes, cancer, respiratory disorders, cardiac disease, depression and chronic pain. As part of the diabetes and respiratory disorder compliance management process, the Company sells prescription and non-prescription drugs and supplies used by diabetes and respiratory patients in the management of their conditions. These sales are made primarily on a mail-order basis through the Company’s pharmacy, laboratory and supplies subsidiaries of the Health Enhancement segment. The Health Enhancement segment also includes Facet Technologies, LLC (“Facet”), a leading designer, developer, assembler and distributor of products for the diabetes market.

The Women’s Health segment offers obstetrical disease management services to health plans and employers. In addition, this segment offers a broad range of clinical and diagnostic services, including hypertension management, infusion therapy for the management of hyperemesis, anticoagulation disorders and preterm labor, gestational diabetes management, fetal surveillance, home uterine activity monitoring and other clinical services.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods.

Results of Operations

Revenues increased $13.0 million, or 19.9%, for the three-month period ended March 31, 2003 compared to the same period in 2002. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $13.8 million, or 34.0%. A portion of this growth resulted from the acquisition of Quality Oncology, Inc. (“QO”), effective October 2002. This segment achieved an increase in revenues of 25.9% exclusive of the incremental revenues of $3.3 million during the first three months of 2003 from QO. Such revenue growth was attained primarily in the disease management component of this segment as a result of an increase in covered lives of existing and new contracts. Revenues in the Women’s Health segment decreased $826,000, or 3.4% for the three-month period ended March 31, 2003 compared to the same period in 2002 due primarily to a decline in the patient census for preterm labor management services.

Cost of revenues as a percentage of revenues increased to 60.0% for the three-month period ended March 31, 2003 from 56.2% for the same period in 2002. The cost of revenues as a percentage of revenues in the Health Enhancement segment increased primarily due a change in the mix of Facet revenues. The product development revenues, which have a lower cost of revenues, were lower in the three-month period ended March 31, 2003 compared to the same period of 2002. The cost of revenues as a percentage of revenues in the Women’s Health segment increased due to an adverse change in the patient drug therapy mix.

Selling and administrative expenses as a percentage of revenues decreased to 30.4% from 31.8% for the three-month period ended March 31, 2003 compared to the same period of 2002. This decrease is due primarily to $1.3 million of severance payments in the first quarter of 2002. The decrease in selling and administrative expenses as a percentage of revenues was partially offset by increases in the disease management component of the Health Enhancement segment, where selling and administrative expenses as a percentage of revenue increased to 27.6% in 2003 from 24.7% in 2002. Such increase was caused in part by increases in customer service costs to support higher revenue levels and by the additional expenses of QO, where selling and administrative expenses as a percentage of revenue was higher than for other components of this segment. Selling and administrative expenses as a percentage of revenue remained relatively constant at 30.0% and 30.4% in the Women’s Health segment during the three-month periods ended March 31, 2003 and 2002, respectively.

The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Health Enhancement segment was approximately 2% for the three-month periods ended March 31, 2003 and 2002. The provision for doubtful accounts as a percentage of revenues in the Women’s Health segment was approximately 5% for the three-month periods of 2003 and 2002. The provision is adjusted periodically based upon the Company’s quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

Net interest expense increased by $366,000, or 11.3%, for the three-month period ended March 31, 2003 compared to the same period in 2002 due to a higher average outstanding debt balance and a lower benefit from the new interest rate swap arrangement discussed below in “Liquidity and Capital Resources”. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month periods ended March 31, 2003 and 2002 were 11.99% and 11.42%, respectively.

Income tax expense for the three-month period ended March 31, 2003 reflected a higher effective tax rate than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. Cash outflows for income taxes for the three months ended March 31, 2003 and 2002 were $664,000 and $566,000, respectively, being comprised of foreign and state income taxes.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and short-term investments of $5.7 million. Net cash used in continuing operations was $3.6 million for the three months ended March 31, 2003 compared to net cash provided by continuing operations of $4.2 million for the same period of 2002. This decrease in cash flows from continuing operations resulted from reduced cash flows related to the increase in accounts receivable and the decrease in accounts payable. The Company’s total accounts receivable days’ sales outstanding (“DSO”) were 66 days as of March 31, 2003, consisting of a DSO of 66 days for both the Health Enhancement segment and the Women’s Health segment. In addition, the Company paid $4.0 million during the three months ended March 31, 2003 as a result of the termination and restructuring its retirement plan, which utilized split-dollar life insurance as the funding mechanism, for certain former and current employees. The termination and restructuring relieved the Company of future premium obligations of $3.7 million, $2.2 million of which would have been payable in January 2003.

Net cash used in investing activities totaled $3.7 million for the three months ended March 31, 2003 compared to $5.8 million for the same period of 2002. Capital expenditures in 2003 and 2002 totaled $2.4 million and $4.7 million, respectively, related primarily to the replacement and enhancement of computer information systems. The Company expects to expend a total of approximately $10 million for capital items in 2003.

Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank involving $50 million of the Company’s senior notes. This transaction, which terminates in May 2008 if early termination rights are not exercised, is considered to be a hedge against changes in the fair value of the Company’s fixed-rate debt obligation and is used to lower the Company’s overall borrowing costs. Under the arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535%. The variable rate for the period from March 5, 2003 to May 1, 2003 was 8.825%, resulting in a reduction in the rate of interest of 2.175%. Also, the Company is required to maintain a minimum of $1.5 million of collateral with the bank, subject to adjustment due to changes in market interest rates. As of March 31, 2003, the collateral totaled $2.1 million, with $508,000 reflected in cash equivalents and $1.5 million included in “other assets” on the consolidated condensed balance sheets.

The Company has available a revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this agreement bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-year term. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice not less than 60 days prior to the end of the period. During the three months ended March 31, 2003, the Company borrowed $7.5 million under this credit facility to fund the net cash outflows described above.

For the three months ended March 31, 2003, proceeds of $78,000 were received from participants under the Company’s stock purchase plan. For the three months ended March 31, 2002, proceeds of $1.4 million were received from participants under the Company’s stock purchase and stock option plans.

On September 30, 2002, the Company acquired QO for initial consideration of approximately $20 million, consisting of $3 million in cash and approximately 890,000 shares of common stock. The common stock was recorded on the Company’s balance sheet at September 30, 2002 at a price of $18.818 per share. The price is the 5-day average of the closing stock prices between June 3 and June 7, 2002, based on a measurement date of June 5, which was the date that the closing stock price fell below the $19.148 minimum price in the purchase and sale agreement and the number of shares became fixed. An additional 42,000 shares valued at $803,000 were issued in February 2003 pursuant to a purchase price adjustment. Additional consideration will be paid in 2004 based upon QO’s 2003 operating results. Management currently estimates that the additional consideration could be between $15 million and $20 million, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company’s option, in cash, common stock or a combination thereof, provided that the lesser of 20% of the payment or $10 million must be paid in cash. Management currently intends to pay the contingent consideration in cash. Therefore, no adjustment has been made to the number of shares considered in calculating net earnings per diluted common share. As of March 31, 2003, the Company had accrued approximately $2.1 million of contingent consideration, reflected in “other long-term liabilities” in the consolidated condensed balance sheets. As of March 31, 2003, goodwill of approximately $22.3 million has been recorded in connection with this transaction.

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

The Company’s clinical services and supply business are reimbursed on a fee-for-service per case or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of monthly fees for each employee or member enrolled in a health plan, each member identified with a particular chronic disease or condition under contract, or each member enrolled in the Company’s program or on a case-rate basis. Some of the contracts for these services provide that a portion of the Company’s fees is at risk subject to the Company’s performance against financial cost savings and clinical criteria. Thus, a portion of the Company’s revenues is subject to confirmation of the Company’s performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees becomes available. As of March 31, 2003, less than 5% of the Company’s revenues are at risk under these arrangements.

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

Goodwill and Other Intangible Assets. As of March 31, 2003, the Company had unamortized goodwill of $131.8 million and unamortized intangible assets of $1.4 million, which represented approximately 44% of total assets. The Company’s goodwill is not amortized to expense, but instead will be tested for impairment at least annually. Other intangible assets are amortized over their respective estimated useful lives and reviewed for impairment.

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

The income tax expense of $800,000 for the three months ended March 31, 2003 reflected a higher effective rate than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. Cash outflows for income taxes for the three months ended March 31, 2003 were $664,000, being comprised of foreign income taxes. As of December 31, 2002, the Company’s remaining net operating losses of $58.8 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future U.S. tax liabilities. Based on projections of taxable income in 2003 and future years, management believes that, more likely than not, the Company will fully realize the value of the recorded deferred income tax assets.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002 which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

The Company’s senior management has discussed the development and selection of the accounting estimates, and this disclosure, with the Audit Committee of the Company’s Board of Directors.

Recently Issued Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). An asset retirement obligation refers to any type of closure or removal costs that are incurred at any time during the life of an asset. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 was effective for the Company beginning January 1, 2003. SFAS 143 did not have any effect on the Company’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“Issue 94-3”). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. It also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amended Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, SFAS 148 does not permit the use of the original SFAS 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to adopt the fair value based method of accounting, and therefore provides the pro forma disclosures required by SFAS 123 and SFAS 148. The Company’s disclosures in the Notes to Consolidated Condensed Financial Statements contain the new disclosures.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ( “Interpretation 45”) . Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002. Implementation of this Interpretation did not have a material effect on the Company's financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation 46”). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities, as defined. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of Interpretation 46 had no effect on the Company's financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 amended SFAS 133 regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the effects of SFAS 149, but does not anticipate any significant impact on the Company’s financial condition or results of operations.

Forward-Looking Information

This Form 10-Q contains forward-looking statements and information that are based on the Company’s beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “seek” and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated; (ii) the loss of major customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company’s exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in laws or regulations applicable to the Company or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient drug therapy mix; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s disease management products; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast or effect cost savings and clinical outcomes improvements under the Company’s disease management contracts or to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates; (xix) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures, including the contingent consideration payable in connection with the acquisition of QO; and (xx) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2002. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company’s disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on long-term debt and foreign currency exchange rate risk.

The Company’s primary interest rate risk relates to its interest rate swap facility, which is based on the six-month LIBOR rate. At March 31, 2003, the Company’s annual benefit under the interest rate swap totaled approximately $1.1 million, based on a variable rate of interest of 8.825% (LIBOR rate of 1.29% plus 7.535%). A hypothetical 10% change in the LIBOR rate for a duration of one year would result in additional interest expense of approximately $65,000.

The Company’s non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 15% of total revenues in the three months ended March 31, 2003. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and has chosen not to hedge its foreign currency exposure. Based on results for the first three months of 2003, a 10% change in the currency exchange rate of the euro would impact annual pre-tax earnings by approximately $450,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.       First Amendment to the Trust under the Matria Healthcare, Inc. Supplemental Retirement Plan, effective February 4, 2003 (management contract or compensatory plan or arrangement).

11.       Computation of Earnings per Share

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 23, 2003 announcing the issuance of a press release regarding Matria’s 2003 consolidated financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

May 14, 2003	By:	/s/ Parker H. Petit

Parker H. Petit Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stephen M. Mengert

Stephen M. Mengert Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	By:	/s/ Parker H. Petit

Parker H. Petit Chairman of the Board and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	By:	/s/ Stephen M. Mengert

Stephen M. Mengert Vice President — Finance and Chief Financial Officer

