Form 10-Q
period 2003-06-30
MATRIA HEALTHCARE INC
filed 2003-08-14
CIK 1007228

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 0-20619

MATRIA HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2205984 (I.R.S.Employer Identification No.)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of August 1, 2003 was 10,160,071.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,084	$5,500
Short-term investments	—	140
Trade accounts receivable, less allowances of $8,147 and $7,661 at June 30, 2003 and December 31, 2002, respectively	56,178	49,693
Inventories	21,856	26,757
Prepaid expenses and other current assets	16,609	15,147

Total current assets	98,727	97,237
Property and equipment, less accumulated depreciation of $28,922 and $25,104 at June 30, 2003 and December 31, 2002, respectively	27,227	26,716
Intangible assets, less accumulated amortization of $30,998 and $29,211 at June 30, 2003 and December 31, 2002, respectively	138,732	130,571
Deferred income taxes	29,879	30,848
Other assets	8,681	6,035

	$303,246	$291,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1,844	$743
Accounts payable, principally trade	28,947	35,177
Accrued liabilities	22,819	18,761

Total current liabilities	53,610	54,681
Long-term debt, excluding current installments	125,359	118,215
Other long-term liabilities	5,908	4,731

Total liabilities	184,877	177,627

Common shareholders’ equity:
Common stock, $.01 par value. Authorized 25,000 shares:
issued and outstanding — 10,140 and 10,051 shares at June 30, 2003 and December 31, 2002, respectively	101	101
Additional paid-in capital	312,437	311,052
Accumulated deficit	(194,497)	(197,361)
Accumulated other comprehensive earnings (loss)	328	(12)

Total common shareholders’ equity	118,369	113,780

	$303,246	$291,407

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Net revenues from services	$61,230	$52,259	$119,934	$100,982
Net sales of products	19,069	17,144	38,552	33,609

Total revenues	80,299	69,403	158,486	134,591

Cost of revenues
Cost of services	34,272	28,823	67,578	54,990
Cost of goods sold	12,556	12,331	26,180	22,820

Total cost of revenues	46,828	41,154	93,758	77,810
Selling and administrative expenses	25,103	23,868	48,894	44,604
Provision for doubtful accounts	2,069	2,086	4,025	3,928
Amortization of intangible assets	140	140	280	280

Total operating expenses	74,140	67,248	146,957	126,622

Operating earnings	6,159	2,155	11,529	7,969
Interest expense, net	(3,511)	(3,274)	(7,104)	(6,501)
Other income (expense), net	321	(82)	464	29

Earnings (loss) before income taxes	2,969	(1,201)	4,889	1,497
Income tax expense (benefit)	1,225	(480)	2,025	600

Net earnings (loss)	$1,744	$(721)	$2,864	$897

Net earnings (loss) per common share:
Basic	$0.17	$(0.08)	$0.28	$0.10

Diluted	$0.17	$(0.08)	$0.28	$0.10

Weighted average shares outstanding:
Basic	10,116	9,055	10,098	9,012

Diluted	10,302	9,055	10,198	9,229

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash Flows from Operating Activities:
Net earnings	$2,864	$897
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,120	3,518
Amortization of debt discount and expenses	530	686
Provision for doubtful accounts	4,025	3,928
Deferred tax expense (benefit)	936	(273)
Gains on sales of investments	(56)	—
Non-cash loss on settlement of note receivable	—	2,508
Proceeds from termination of interest rate swap agreement	—	2,380
Changes in assets and liabilities:
Trade accounts receivable	(10,359)	(5,327)
Inventories	4,776	772
Prepaid expenses and other current assets	(1,069)	(3,287)
Noncurrent assets	(1,343)	(2,167)
Accounts payable	(6,230)	2,648
Accrued and other liabilities	(3,001)	(445)

Net cash provided by (used in) continuing operations	(4,807)	5,838
Net cash provided by discontinued operations	128	577

Net cash provided by (used in) operating activities	(4,679)	6,415

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,350)	(8,776)
Proceeds from sales of short-term investments	154	—
Purchases of investments	(1,500)	—
Acquisition of businesses, net of cash acquired	—	(774)

Net cash used in investing activities	(5,696)	(9,550)

Cash Flows from Financing Activities:
Net borrowings under credit agreement	6,988	8,500
Proceeds from issuance of debt	1,918	1,462
Principal repayments of long-term debt	(901)	(9,184)
Proceeds from issuance of common stock	163	1,858

Net cash provided by financing activities	8,168	2,636

Effect of exchange rate changes on cash and cash equivalents	791	1,042

Net increase (decrease) in cash and cash equivalents	(1,416)	543
Cash and cash equivalents at beginning of year	5,500	1,983

Cash and cash equivalents at end of period	$4,084	$2,526

Supplemental disclosures of cash paid for:
Interest	$7,090	$5,953

Income taxes	$925	$413

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General

     The consolidated condensed financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet for December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results for the full year ending December 31, 2003.

     The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. (“Matria” or the “Company”) for the year ended December 31, 2002.

2. Comprehensive Earnings

     Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings (loss) for the three-month and six-month periods ended June 30, 2003 were $1,912 and $3,202, respectively, and for the corresponding periods in 2002 were $(155) and $1,418, respectively.

3. Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2003

	Carrying	Fair
	Amount	Value

Senior notes	$116,282	$125,660
Interest rate swap arrangement	$(536)	$(536)

     The carrying amount of the senior notes has been increased to reflect an adjustment for the fair value of the portion of the senior notes included in the interest rate swap arrangement and is net of the unamortized discount. The estimated fair value of the above financial instruments is based upon the quoted market prices and the estimated amount that the Company would receive to terminate the interest rate swap agreement at June 30, 2003. The Company’s other financial instruments approximate fair value due to the short-term or variable rate nature of those assets and liabilities.

4. Derivative Financial Instruments

     Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank involving $50,000 of the Company’s senior notes. This transaction, which terminates in May 2008 if early termination rights are not exercised, is considered to be a hedge against changes in the fair value of the Company’s fixed-rate debt obligation and is used to lower the Company’s overall borrowing costs. Under the arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535% (determined at the end of the period). The variable rate for the period from March 5, 2003 to May 1, 2003 was 8.825%, resulting in a reduction in the rate of interest of 2.175%. Also, the Company is required to maintain a minimum of $1,500 of collateral with the bank, subject to adjustment due to changes in market interest rates. As of June 30, 2003, the collateral totaled $1,500, which was included in “other assets” on the consolidated condensed balance sheets.

     As of June 30, 2003, the interest rate swap agreement was reflected at fair value of $536 due from the bank (see note 3 above) on the Company’s consolidated condensed balance sheets, and the carrying value of the related portion of fixed-rate debt being hedged was increased by $536, representing the adjustment to the fair value of the portion of the debt hedged by the interest rate swap attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreement, as well as the change in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, have offsetting effects on net interest expense in the consolidated condensed statements of operations since the interest rate swap is fully effective. Interest expense was reduced by $258 and $325 for the three months and six months ended June 30, 2003, respectively, to reflect the net swap payments to be received from the bank based on the lower variable interest rate.

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

     The Women’s Health segment offers obstetrical disease management services to health plans and employers. In addition, this segment offers a broad range of clinical and diagnostic services, including:

management of hypertension, hyperemesis, anticoagulation disorders, preterm labor and gestational diabetes, fetal surveillance, home uterine activity monitoring and other clinical services.

     The accounting policies of the reportable business segments are the same as those for the consolidated entity. Operating earnings by reportable business segment exclude interest income and interest expense. An allocation of corporate expenses for shared services has been charged to the segments.

     Summarized financial information as of and for the three-month and six-month periods ended June 30, 2003 and 2002 by reportable business segment follows:

			Earnings before
	Revenues		income taxes

Three Months Ended June 30,	2003	2002	2003	2002

Health Enhancement	$56,618	$44,084	$6,151	$3,449
Women’s Health	23,681	25,327	2,776	3,649
Intersegment sales	—	(8)	—	—

Total segments	80,299	69,403	8,927	7,098
General corporate	—	—	(2,768)	(4,943)
Interest expense, net	—	—	(3,511)	(3,274)
Other income (expense), net	—	—	321	(82)

Consolidated revenues and earnings (loss)before income taxes	$80,299	$69,403	$2,969	$(1,201)

			Earnings before
	Revenues		income taxes

Six Months Ended June 30,	2003	2002	2003	2002

Health Enhancement	$111,137	$84,783	$10,066	$7,351
Women’s Health	47,349	49,819	6,418	7,513
Intersegment sales	—	(11)	—	—

Total segments	158,486	134,591	16,484	14,864
General corporate	—	—	(4,955)	(6,895)
Interest expense, net	—	—	(7,104)	(6,501)
Other income, net	—	—	464	29

Consolidated revenues and earnings before income taxes	$158,486	$134,591	$4,889	$1,497

	Identifiable assets

	June 30,	December 31,
	2003	2002

Health Enhancement	$225,028	$210,880
Women’s Health	28,616	30,336
General corporate	49,602	50,191

Consolidated assets	$303,246	$291,407

     The Company’s revenues from operations outside the U.S. were approximately 18% of total revenues for the three-month and six-month periods ended June 30, 2003 and 17% of total revenues for the three-month and six-month periods ended June 30, 2002. No single customer accounted for 10% of consolidated net revenue of the Company in either period.

6. Goodwill and Intangibles

     The carrying values of goodwill as of June 30, 2003 and December 31, 2002 were as follows:

	Health	Women’s
	Enhancement	Health	Total

Carrying value at December 31, 2002	$126,329	$2,682	$129,011
Additional goodwill from acquisitions (note 9)	8,736	—	8,736
Tax benefit of additional deductible goodwill	(316)	—	(316)

Carrying value at June 30, 2003	$134,749	$2,682	$137,431

     The components of identifiable intangible assets were as follows:

	June 30,	December 31,
	2003	2002

Gross carrying amounts:
Patient lists	$3,300	$3,300
Non-compete agreement	500	500
Patent	21	—

	3,821	3,800
Accumulated amortization	(2,520)	(2,240)

	$1,301	$1,560

     Amortization expense for the six months ended June 30, 2003 was $280 and is estimated to be $560 for the year ended December 31, 2003. Estimated amortization expense for the five succeeding years is as follows:

2004	$200
2005	200
2006	200
2007	200
2008	200

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

     Pursuant to SFAS 123, the Company elected to account for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings (loss)	$1,744	$(721)	$2,864	$897
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(341)	(340)	(826)	(1,022)

Pro forma net earnings (loss)	$1,403	$(1,061)	$2,038	$(125)

Net earnings (loss) per common share:
Basic — as reported	$0.17	$(0.08)	$0.28	$0.10
Basic — pro forma	$0.14	$(0.12)	$0.20	$(0.01)
Diluted — as reported	$0.17	$(0.08)	$0.28	$0.10
Diluted — pro forma	$0.14	$(0.12)	$0.20	$(0.01)

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

Consolidating Condensed Balance Sheets
June 30, 2003
(Unaudited)

		Guarantor	Non-Guarantor
	Matria	Domestic	Foreign
	Healthcare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$1,632	$1,553	$899	$—	$4,084
Trade accounts receivable, net	15,751	33,501	6,926	—	56,178
Inventories	2,263	10,141	9,452	—	21,856
Other current assets	8,894	7,610	105	—	16,609

Total current assets	28,540	52,805	17,382	—	98,727
Property and equipment, net	8,706	17,873	648	—	27,227
Intangible assets, net	5,364	128,690	4,678	—	138,732
Investment in subsidiaries	133,347	—	—	(133,347)	—
Deferred income taxes	29,879	—	—	—	29,879
Other assets	8,432	249	—	—	8,681

	$214,268	$199,617	$22,708	$(133,347)	$303,246

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$1,761	$83	$—	$—	$1,844
Other current liabilities	20,163	21,979	9,624	—	51,766

Total current liabilities	21,924	22,062	9,624	—	53,610
Long-term debt, excluding current installments	122,392	82	2,885	—	125,359
Intercompany	7,787	11,526	(19,313)	—	—
Other long-term liabilities	5,572	336	—	—	5,908

Total liabilities	157,675	34,006	(6,804)	—	184,877

Common shareholders’ equity
Common stock	101	—	—	—	101
Additional paid-in capital	312,437	128,669	4,678	(133,347)	312,437
Accumulated earnings (deficit)	(259,304)	45,152	19,655	—	(194,497)
Accumulated other comprehensive earnings (loss)	3,359	(8,210)	5,179	—	328

Total common shareholders’ equity	56,593	165,611	29,512	(133,347)	118,369

	$214,268	$199,617	$22,708	$(133,347)	$303,246

Consolidating Condensed Balance Sheets
December 31, 2002
(Unaudited)

		Guarantor	Non-Guarantor
	Matria	Domestic	Foreign
	Healthcare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$1,919	$2,080	$1,501	$—	$5,500
Short-term investments	140	—	—	—	140
Trade accounts receivable, net	18,002	26,514	5,177	—	49,693
Inventories	2,194	15,737	8,826	—	26,757
Other current assets	7,098	7,147	902	—	15,147

Total current assets	29,353	51,478	16,406	—	97,237
Property and equipment, net	9,100	17,021	595	—	26,716
Intangible assets, net	2,682	123,111	4,778	—	130,571
Investment in subsidiaries	127,889	—	—	(127,889)	—
Deferred income taxes	30,848	—	—	—	30,848
Other assets	5,629	406	—	—	6,035

	$205,501	$192,016	$21,779	$(127,889)	$291,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$680	$63	$—	$—	$743
Other current liabilities	17,746	26,058	10,134	—	53,938

Total current liabilities	18,426	26,121	10,134	—	54,681
Long-term debt, excluding current installments	114,152	97	3,966	—	118,215
Intercompany	2,861	16,059	(18,920)	—	—
Other long-term liabilities	4,547	184	—	—	4,731

Total liabilities	139,986	42,461	(4,820)	—	177,627

Common shareholders’ equity
Common stock	101	—	—	—	101
Additional paid-in capital	311,052	123,111	4,778	(127,889)	311,052
Accumulated earnings (deficit)	(249,229)	34,608	17,260	—	(197,361)
Accumulated other comprehensive earnings (loss)	3,591	(8,164)	4,561	—	(12)

Total common shareholders’ equity	65,515	149,555	26,599	(127,889)	113,780

	$205,501	$192,016	$21,779	$(127,889)	$291,407

Consolidating Condensed Statements of Operations
For the Six Months Ended June 30, 2003
(Unaudited)

		Guarantor	Non-Guarantor
	Matria	Domestic	Foreign
	Healthcare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$47,349	$83,051	$28,125	$(39)	$158,486
Cost of revenues	20,827	50,854	22,116	(39)	93,758
Selling and administrative expenses	25,595	19,824	3,475	—	48,894
Provision for doubtful accounts	2,316	1,709	—	—	4,025
Amortization of intangible assets	—	180	100	—	280

Operating earnings (loss)	(1,389)	10,484	2,434	—	11,529
Interest income (expense), net	(7,022)	63	(145)	—	(7,104)
Other income (expense), net	356	(3)	111	—	464

Earnings (loss) before income taxes	(8,055)	10,544	2,400	—	4,889
Income tax expense	2,020	—	5	—	2,025

Net earnings (loss)	$(10,075)	$10,544	$2,395	$—	$2,864

Consolidating Condensed Statements of Operations
For the Six Months Ended June 30, 2002
(Unaudited)

		Guarantor	Non-Guarantor
	Matria	Domestic	Foreign
	Healthcare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$49,819	$62,526	$22,257	$(11)	$134,591
Cost of revenues	21,005	38,739	18,077	(11)	77,810
Selling and administrative expenses	29,222	13,118	2,264	—	44,604
Provision for doubtful accounts	2,501	1,427	—	—	3,928
Amortization of intangible assets	—	180	100	—	280

Operating earnings (loss)	(2,909)	9,062	1,816	—	7,969
Interest expense, net	(6,282)	(8)	(211)	—	(6,501)
Other income (expense), net	93	12	(76)	—	29

Earnings (loss) before income taxes	(9,098)	9,066	1,529	—	1,497
Income tax expense	595	—	5	—	600

Net earnings (loss)	$(9,693)	$9,066	$1,524	$—	$897

Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2003
(Unaudited)

		Guarantor	Non-Guarantor
	Matria	Domestic	Foreign
	Healthcare, Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(11,824)	$6,251	$766	$(4,807)
Net cash provided by discontinued operations	—	128	—	128

Net cash provided by (used in) operating activities	(11,824)	6,379	766	(4,679)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,634)	(2,542)	(174)	(4,350)
Purchases of investments	(1,500)	—	—	(1,500)
Proceeds from sales of short-term investments	—	154	—	154

Net cash used in investing activities	(3,134)	(2,388)	(174)	(5,696)

Cash Flows from Financing Activities:
Borrowings under credit agreement	6,988	—	—	6,988
Proceeds from issuance of debt	1,865	53	—	1,918
Borrowings (principal repayments) of long-term debt	228	(48)	(1,081)	(901)
Proceeds from issuance of common stock	163	—	—	163

Net cash provided by (used in) financing activities	9,244	5	(1,081)	8,168

Effect of exchange rate changes on cash and cash equivalents	—	—	791	791
Net change in intercompany balances	5,288	(4,384)	(904)	—

Net decrease in cash and cash equivalents	(426)	(388)	(602)	(1,416)
Cash and cash equivalents at beginning of year	2,058	1,941	1,501	5,500

Cash and cash equivalents at end of period	$1,632	$1,553	$899	$4,084

Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2002
(Unaudited)

		Guarantor	Non-Guarantor
	Matria	Domestic	Foreign
	Healthcare, Inc.	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by continuing operations	$(4,321)	$9,066	$1,093	$5,838
Net cash provided by discontinued operations	—	577	—	577

Net cash provided by (used in) operating activities	(4,321)	9,643	1,093	6,415

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,881)	(6,650)	(245)	(8,776)
Acquisition of business, net of cash acquired	(274)	(500)	—	(774)

Net cash used in investing activities	(2,155)	(7,150)	(245)	(9,550)

Cash Flows from Financing Activities:
Borrowings from credit agreement	8,500	—	—	8,500
Proceeds from issuance of debt	1,462	—	—	1,462
Principal repayments of long-term debt	(7,977)	(118)	(1,089)	(9,184)
Proceeds from issuance of common stock	1,858	—	—	1,858

Net cash provided by (used in) financing activities	3,843	(118)	(1,089)	2,636

Effect of exchange rate changes on cash and cash equivalents	—	—	1,042	1,042
Net change in intercompany balances	3,198	(2,276)	(922)	—

Net increase (decrease) in cash and cash equivalents	565	99	(121)	543
Cash and cash equivalents at beginning of year	1,319	535	129	1,983

Cash and cash equivalents at end of period	$1,884	$634	$8	$2,526

9. Acquisition

     On September 30, 2002, the Company acquired all of the issued and outstanding stock of Quality Oncology, Inc. (“QO”), a national provider of cancer disease management services, for consideration valued for financial statement purposes at $19,751. Under the terms of the agreement, the Company initially paid $3,255 in cash and issued approximately 890,000 shares of common stock. An additional 42,000 shares valued at $803 were issued in February 2003 pursuant to a purchase price adjustment. Additional financial consideration will be paid in 2004 based upon 2003 operating results. Management currently estimates that the additional consideration could be between $15,000 and $20,000, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company’s option, in cash, shares of common stock or a combination thereof, provided that the lesser of 20% of the payment or $10,000 must be paid in cash. Management currently intends to pay the contingent consideration in cash. Therefore, no adjustment has been made to the number of shares considered in calculating net earnings per diluted common share. As of June 30, 2003, the Company had accrued approximately $7,514 of contingent consideration, reflected in “accrued liabilities” in the consolidated condensed balance sheets. The Company’s June 30, 2003 consolidated condensed balance sheet reflects the assets acquired and liabilities assumed in this transaction, including goodwill of $27,659. Of this amount, $26,913 is deductible for income tax purposes. Results of operations of QO have been included in the consolidated statement of operations of the Company effective October 1, 2002.

     The following table provides unaudited pro forma results of operations for the three months and six months ended June 30, 2002, as if the acquisition had been completed on January 1, 2002. The results were prepared based on the historical financial statements of the Company and QO and include pro forma adjustments to reflect the income tax effect of QO’s net loss, the interest cost of the cash portion of the purchase price and other purchase accounting adjustments. Incremental shares of the Company’s common stock resulting from the acquisition are reflected in the pro forma net earnings (loss) per common share.

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Revenues	$71,473	$138,476
Net earnings (loss)	$(1,212)	$3
Net earnings (loss) per common share:
Basic	$(0.12)	$0.00
Diluted	$(0.12)	$0.00
Weighted average shares outstanding:
Basic	9,987	9,944
Diluted	9,987	10,161

10. Long-Term Debt

     In October 2002, the Company entered into a new revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-year term. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice not less than 60 days prior to the end of the period. As of June 30, 2003, a balance of $6,988 was outstanding under this credit facility.

     The senior notes indenture and the revolving credit facility agreement set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the new credit facility, the Company is required to maintain certain financial ratios. As of June 30, 2003, the Company is in compliance with the financial covenants in its credit instruments. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month and six-month periods ended June 30, 2003 were 11.25% and 11.62%, respectively, and 11.21% and 11.31% for the corresponding periods in 2002, respectively.

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

     The Women’s Health segment offers obstetrical disease management services to health plans and employers. In addition, this segment offers a broad range of clinical and diagnostic services, including: management of hypertension, hyperemesis, anticoagulation disorders, preterm labor and gestational diabetes, fetal surveillance, home uterine activity monitoring and other clinical services.

     The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods. The following discussion includes certain segment financial information that management believes is appropriate for an understanding of the Company’s business. A reconciliation of segment revenues and earnings before income taxes to consolidated revenues and earnings before income taxes is included in Note 5 of Notes to Consolidated Condensed Financial Statements.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Revenues increased $10.9 million, or 15.7%, for the three-month period ended June 30, 2003 compared to the same period in 2002. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $12.5 million, or 28.5%, due in part to the acquisition of Quality Oncology, Inc. (“QO”), effective October 2002. This segment achieved an increase in revenues of 19.5% exclusive of the incremental revenues of $3.9 million related to the QO acquisition during the three months ended June 30, 2003. Such revenue growth was attained primarily in the disease management component of this segment as a result of an increase in covered lives of existing and new contracts, along with an increase in the volume of mail-order shipments of supplies. Revenues in the Women’s Health segment decreased $1.6 million, or 6.5% for the three-month period ended June 30, 2003 compared to the same period in 2002 due primarily to a decline in the patient census for preterm labor management services.

     Cost of revenues as a percentage of revenues decreased to 58.3% for the three-month period ended June 30, 2003 from 59.3% for the same period in 2002. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased in 2003 compared to 2002 for Facet and for the pharmacy, laboratory and supplies division. Facet incurred higher cost of revenues in 2002 due to temporary inefficiencies of its expanded packaging operations, and in 2003 both Facet and the pharmacy, laboratory and supplies division improved their supply chain costs. The cost of revenues as a percentage of revenues in the Women’s Health segment increased due to an adverse change in the patient drug therapy mix.

     Selling and administrative expenses as a percentage of revenues decreased to 31.3% from 34.4% for the three-month period ended June 30, 2003 compared to the same period of 2002. This decrease is due to a one-time, non-cash charge of $2.5 million (reflected in general corporate expenses) during the three months ended June 30, 2002 related to the retirement of a note receivable from a shareholder (a former executive of Matria predecessor company, Tokos Medical). Each business segment experienced an increase in selling and administrative expenses as a percentage of revenues. This percentage increased for the Health Enhancement segment to 21.0% in 2003 from 18.1% in 2002. Such increase was caused by the additional expenses of QO, where selling and administrative expenses as a percentage of revenues was higher than for other components of this segment. Selling and administrative expenses as a percentage of revenues increased to 32.3% in 2003 from 30.7% in 2002 in the Women’s Health segment, primarily due to higher recruiting and relocation costs.

     The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Health Enhancement segment was approximately 2% for the three-month periods ended June 30, 2003 and 2002. The provision for doubtful accounts as a percentage of revenues in the Women’s Health segment was approximately 5% for the three-month periods of 2003 and 2002. The provision is adjusted periodically based upon the Company’s quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

     Net interest expense increased by $237,000, or 7.2%, for the three-month period ended June 30, 2003 compared to the same period in 2002 due to a higher average outstanding debt balance and a lower benefit from the new interest rate swap arrangement discussed below in “Liquidity and Capital Resources”. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month periods ended June 30, 2003 and 2002 were 11.25% and 11.21%, respectively.

     Income tax expense for the three-month period ended June 30, 2003 reflected a higher effective tax rate than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. Cash outflows (inflows) for income taxes for the three months ended June 30, 2003 and 2002 were $261,000 and $(153,000), respectively, being comprised of foreign and state income taxes (tax refunds).

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Revenues increased $23.9 million, or 17.8%, for the six-month period ended June 30, 2003 compared to the same period in 2002. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $26.4 million, or 31.1%, due in part to the acquisition of QO, effective October 2002. This segment achieved an increase in revenues of 22.6% exclusive of the incremental revenues of $7.3 million related to the QO acquisition during the first six months of 2003. Such revenue growth was attained primarily in the disease management component of this segment as a result of an increase in covered lives of existing and new contracts, along with an increase in the volume of mail-order shipments of supplies. Revenues in the Women’s Health segment decreased $2.5 million, or 5.0% for the six-month period ended June 30, 2003 compared to the same period in 2002 due primarily to a decline in the patient census for preterm labor management services.

     Cost of revenues as a percentage of revenues increased to 59.2% for the six-month period ended June 30, 2003 from 57.8% for the same period in 2002. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased primarily due to the effects of the acquisition of QO, whose cost of revenues as a percentage of revenues was lower than for other components of this segment. The cost of revenues as a percentage of revenues in the Women’s Health segment increased due to an adverse change in the patient drug therapy mix.

     Selling and administrative expenses as a percentage of revenues decreased to 30.9% from 33.1% for the six-month period ended June 30, 2003 compared to the same period of 2002. This decrease is due to a one-time, non-cash charge of $2.5 million (reflected in general corporate expenses) during the three months ended June 30, 2002 related to the retirement of a note receivable from a shareholder (a former executive of Matria predecessor Tokos Medical). Each business segment experienced an increase in selling and administrative expenses as a percentage of revenues. This percentage increased for the Health Enhancement segment to 21.0% in 2003 from 18.1% in 2002. Such increase was caused by the additional expenses of QO, where selling and administrative expenses as a percentage of revenues was higher than for other components of this segment. Selling and administrative expenses as a percentage of revenues increased to 31.1% in 2003 from 30.7% in 2002 in the Women’s Health segment, primarily due to the relocation costs of an executive of that segment.

     The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues in the Health Enhancement segment was approximately 2% for the six-month periods ended June 30, 2003 and 2002. The provision for doubtful accounts as a percentage of revenues in the Women’s Health segment was approximately 5% for the six-month periods of 2003 and 2002. The provision is adjusted periodically based upon the Company’s quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

     Net interest expense increased by $603,000, or 9.3%, for the six-month period ended June 30, 2003 compared to the same period in 2002 due to a higher average outstanding debt balance and a lower benefit from the new interest rate swap arrangement discussed below in “Liquidity and Capital Resources”. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness for the six-month periods ended June 30, 2003 and 2002 were 11.62% and 11.31%, respectively.

     Income tax expense for the six-month period ended June 30, 2003 reflected a higher effective tax rate than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. Cash outflows for income taxes for the six months ended June 30, 2003 and 2002 were $925,000 and $413,000, respectively, being comprised of foreign and state income taxes.

Uncertainties

     The Company has learned that a qui tam action has been filed by an unknown person(s) alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies division of the Company’s Health Enhancement segment. Because the action is still under seal, the Company has not been provided detailed information regarding the allegations. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene in this suit. The Company intends to cooperate fully with the investigation. This matter is still in its preliminary stages, and the Company is unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject the Company to repayment obligations or loss of reimbursement, substantial fines or penalties and other sanctions, which could have a material adverse effect on the Company’s financial position and results of operations. Sales to patients covered by Medicare constitute less than 10% of the Company’s total revenues.

Liquidity and Capital Resources

     As of June 30, 2003, the Company had cash and cash equivalents of $4.1 million. Net cash used in continuing operations was $4.8 million for the six months ended June 30, 2003 compared to net cash provided by continuing operations of $5.8 million for the same period of 2002. This decrease in cash flows from continuing operations resulted from reduced cash flows primarily related to the increase in accounts receivable and the decrease in accounts payable and accrued liabilities. The Company’s total accounts receivable days’ sales outstanding (“DSO”) were 63 days as of June 30, 2003, consisting of a DSO of 64 days for the Health Enhancement segment and 60 days for the Women’s Health segment.

     Net cash used in investing activities totaled $5.7 million for the six months ended June 30, 2003 compared to $9.6 million for the same period of 2002. Capital expenditures for the six-month periods ended June 30, 2003 and 2002 totaled $4.4 million and $8.8 million, respectively, related primarily to the replacement and enhancement of computer information systems. The higher capital expenditures for the six months ended June 30, 2002 related to the implementation of a new $8 million information system in the pharmacy, laboratory and supplies component of the Health Enhancement segment. The Company expects to expend a total of approximately $10 million for capital items in 2003.

     Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank involving $50 million of the Company’s senior notes. This transaction, which terminates in May 2008 if early termination rights are not exercised, is considered to be a hedge against changes in the fair value of the Company’s fixed-rate debt obligation and is used to lower the Company’s overall borrowing costs. Under the arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535% (determined at the end of the period). The variable rate for the period from March 5, 2003 to May 1, 2003 was 8.825%, resulting in a reduction in the rate of interest of 2.175%. Also, the Company is required to maintain a minimum of $1.5 million of collateral with the bank, subject to adjustment due to changes in market interest rates. As of June 30, 2003, the collateral totaled $1.5 million and was included in “other assets” on the consolidated condensed balance sheets.

     The Company has available a revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this agreement bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-

year term. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice not less than 60 days prior to the end of the period. During the six months ended June 30, 2003, the Company borrowed approximately $7.0 million under this credit facility to fund the net cash outflows described above. The senior notes indenture and the revolving credit facility agreement set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the new credit facility, the Company is required to maintain certain financial ratios. As of June 30, 2003, the Company is in compliance with the financial covenants in its credit instruments.

     For the six months ended June 30, 2003, proceeds of $163,000 were received from participants under the Company’s stock purchase plan. For the six months ended June 30, 2002, proceeds of $1.9 million were received from participants under the Company’s stock purchase and stock option plans.

     On September 30, 2002, the Company acquired QO for initial consideration of approximately $20 million, consisting of $3 million in cash and approximately 890,000 shares of common stock. The common stock was recorded on the Company’s balance sheet at September 30, 2002 at a price of $18.818 per share. The price is the 5-day average of the closing stock prices between June 3 and June 7, 2002, based on a measurement date of June 5, which was the date that the closing stock price fell below the $19.148 minimum price in the purchase and sale agreement and the number of shares became fixed. An additional 42,000 shares valued at $803,000 were issued in February 2003 pursuant to a purchase price adjustment. Additional consideration will be paid in 2004 based upon QO’s 2003 operating results. Management currently estimates that the additional consideration could be between $15 million and $20 million, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company’s option, in cash, common stock or a combination thereof, provided that the lesser of 20% of the payment or $10 million must be paid in cash. Management currently intends to pay the contingent consideration in cash. Therefore, no adjustment has been made to the number of shares considered in calculating net earnings per diluted common share. As of June 30, 2003, the Company had accrued approximately $7.5 million of contingent consideration, reflected in “accrued liabilities” in the consolidated condensed balance sheets. As of June 30, 2003, goodwill of approximately $27.7 million has been recorded in connection with this transaction.

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

     The Company’s clinical services and supply business are reimbursed on a fee-for-service per case or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in the Company’s program or (iv) on a case-rate basis. Some of the contracts for these services provide that a portion of the Company’s fees is at risk subject to the Company’s performance against financial cost savings and clinical criteria. Thus, a portion of the Company’s revenues is subject to confirmation of the Company’s performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees becomes available. As of June 30, 2003, less than 5% of the Company’s revenues are at risk under these arrangements.

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

     Goodwill and Other Intangible Assets. As of June 30, 2003, the Company had unamortized goodwill of $137.4 million and unamortized intangible assets of $1.3 million, which represented approximately 46% of total assets. The Company’s goodwill is not amortized to expense, but instead will be tested for impairment at least annually. Other intangible assets are amortized over their respective estimated useful lives and reviewed for impairment.

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

     The income tax expense of $2.0 million for the six months ended June 30, 2003 reflected a higher effective rate than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. Cash outflows for income taxes for the six months ended June 30, 2003 were $925,000, being comprised of foreign and state income taxes. As of December 31, 2002, the Company’s remaining net operating losses of $58.8 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future U.S. tax liabilities. Based on projections of taxable income in 2003 and future years, management believes that, more likely than not, the Company will fully realize the value of the recorded deferred income tax assets.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation 46”). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities, as defined. Interpretation 46 applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of Interpretation 46 had no effect on the Company’s financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 amended SFAS 133 regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 was effective for contracts entered into or modified after

June 30, 2003. The Company does not anticipate this Statement will have any significant impact on the Company’s financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was developed in response to concerns expressed about issuers’ classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity, but that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 will have no effect on the Company’s balance sheet presentation of its debt and equity financial instruments.

Forward-Looking Information

     This Form 10-Q contains forward-looking statements and information that are based on the Company’s beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “seek” and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated; (ii) the loss of major payors or customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company’s exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient drug therapy mix; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s disease management products and the Company’s ability to sign and implement new disease management contracts; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for non-

performance under the Company’s disease management contracts or to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates; (xix) financial penalties for failure to achieve expected cost savings or clinical outcomes in the Company’s disease management business; (xx) changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment; (xxi) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures, including the contingent consideration payable in connection with the acquisition of QO; (xxii) higher than anticipated costs of doing business that cannot be passed on to customers; (xxiii) pricing pressures in the Company’s Facet division; (xxiv) interruption in the supply or increase in the price of drugs used in the Company’s Women’s Health business; (xv) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxvi) inventory obsolescence; (xxvii) the outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment; and (xxviii) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2002. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company’s disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risk from changes in interest rates on long-term debt and foreign currency exchange rate risk.

     The Company’s primary interest rate risk relates to its interest rate swap facility, which is based on the six-month LIBOR rate. At June 30, 2003, the Company’s annual benefit under the interest rate swap totaled approximately $1.1 million, based on a variable rate of interest of 8.825% (LIBOR rate as of May 1, 2003 of 1.29% plus 7.535%). A hypothetical 10% change in the LIBOR rate for a duration of one year would result in additional interest expense of approximately $65,000.

     The Company’s non-U.S. operations with sales denominated in other than U.S. dollars (primarily in Germany) generated approximately 16% of total revenues in the six months ended June 30, 2003. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk, and has chosen not to hedge its foreign currency exposure. Based on results for the first six months of 2003, a 10% change in the currency exchange rate of the euro would impact annual pre-tax earnings by approximately $500,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2003. Based on such evaluation, such officers have concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the

Company (including the Company’s consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

     There have not been any changes in the Company’s internal control over financial reporting during the three months ended June 30, 2003 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On July 17, 2003, Richard M. Barr filed a purported class action lawsuit in the United States District Court for the Northern District of Georgia against the Company, Parker H. Petit, the Company’s Chairman of the Board and CEO, Jeffrey D. Koepsell, formerly the Chief Operating Officer and a Director of the Company, and George W. Dunaway, formerly Chief Financial Officer of the Company, on behalf of himself and purchasers of the Company’s common stock between October 24, 2001 and June 25, 2002. The Complaint claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements regarding the Company’s expected financial results for the second quarter and year-end 2002. The lawsuit seeks an unspecified amount of damages, attorneys’ fees and costs. The Company believes that the claims are without merit and intends to defend the claims vigorously. While the Company does not consider an unfavorable outcome of the claims probable, it is unable to predict the ultimate disposition of the action.

     The Company has learned that a qui tam action has been filed in the United States District Court for the Western District of Virginia by an unknown person(s) alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies division of the Company’s Health Enhancement segment. Because the action is still under seal, the Company does not know the date the suit was instituted, the parties to the litigation (other than the Company and its subsidiary, Diabetes Self Care, Inc.), the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene in this suit. The Company intends to cooperate fully with the investigation. This matter is still in its preliminary stages, and the Company is unable to predict the ultimate disposition of the action or the investigation.

Item 4. Submission of Matters to a Vote of Security Holders

     The directors of the Company are divided into three classes. The class comprised of Guy W. Millner, Carl E. Sanders and Thomas S. Stribling will continue to serve until the 2005 annual meeting of stockholders and until their successors are elected and qualified. The class comprised of Parker H. Petit, Donald W. Weber and Morris S. Weeden will continue to serve until the 2004 annual meeting of stockholders and until their successors are elected and qualified.

     At the annual meeting of stockholders of the Company held May 21, 2003, the following directors were elected, each of whom will serve until the 2006 annual meeting of stockholders and until their successors are elected and qualified:

Nominee	Affirmative Votes	Withheld Votes

Frederick E. Cooper	8,404,900	859,668
Frederick P. Zuspan, M.D.	8,296,959	967,609

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.	First Amendment of Lease, dated May 9, 2003, to the New Market Building Lease Agreement between Matria Healthcare, Inc. and Atlanta Parkway Investment Group, Inc.
11.	Computation of Earnings per Share
31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit

31.2	Rule 13a-14(a)/15d-14(a) Certification by Stephen M. Mengert
32.1	Section 1350 Certification by Parker H. Petit
32.2	Section 1350 Certification by Stephen M. Mengert

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on July 22, 2003 announcing the issuance of a press release regarding Matria’s 2003 consolidated financial results for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

August 11, 2003	By:	/s/ Parker H. Petit

Parker H. Petit Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen M. Mengert

Stephen M. Mengert Vice President — Finance and Chief Financial Officer (Principal Financial Officer)