Form 10-Q
period 2003-09-30
MATRIA HEALTHCARE INC
filed 2003-11-14
CIK 1007228

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Yes ☐    No ☒

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of November 1, 2003 was 10,162,051.

1

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2003

PART I
—
FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002
ASSETS

Current assets :
Cash and cash equivalents	$7,185	$5,500
Short-term investments	--	140
Trade accounts receivable, less allowances of $7,219 and
$7,661 at September 30, 2003 and December 31, 2002, respectively	59,713	49,693
Inventories	22,767	26,757
Prepaid expenses and other current assets	15,028	15,147

Total current assets	104,693	97,237
Property and equipment, less accumulated depreciation of $30,684 and
$25,104 at September 30, 2003 and December 31, 2002, respectively	28,524	26,716
Intangible assets, less accumulated amortization of $31,297 and
$30,403 at September 30, 2003 and December 31, 2002, respectively	142,961	130,571
Deferred income taxes	29,108	30,848
Other assets	8,067	6,035

	$313,353	$291,407

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$1,350	$743
Accounts payable, principally trade	31,871	35,177
Accrued liabilities	34,375	18,761

Total current liabilities	67,596	54,681
Long-term debt, excluding current installments	118,568	118,215
Other long-term liabilities	6,097	4,731

Total liabilities	192,261	177,627

Shareholders' equity:
Common stock, $.01 par value. Authorized 25,000 shares:
issued and outstanding — 10,162 and 10,051 shares
at September 30, 2003 and December 31, 2002, respectively	102	101
Additional paid-in capital	312,685	311,052
Accumulated deficit	(192,121)	(197,361)
Accumulated other comprehensive earnings (loss)	426	(12)

Total shareholders' equity	121,092	113,780

	$313,353	$291,407

See accompanying notes to consolidated condensed financial statements .

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenues
Net revenues from services	$62,955	$53,284	$182,889	$154,266
Net sales of products	18,953	18,068	57,505	51,677

Total revenues	81,908	71,352	240,394	205,943

Cost of revenues
Cost of services	35,193	30,387	102,771	85,377
Cost of goods sold	12,327	12,539	38,507	35,359

Total cost of revenues	47,520	42,926	141,278	120,736
Selling and administrative expenses	25,399	20,972	74,293	65,576
Provision for doubtful accounts	1,896	4,032	5,921	7,960
Amortization of intangible assets	140	140	420	420

Total operating expenses	74,955	68,070	221,912	194,692

Operating earnings from continuing operations	6,953	3,282	18,482	11,251
Interest expense, net	(3,347)	(3,494)	(10,451)	(9,995)
Other income (expense), net	315	(613)	779	(584)

Earnings (loss) from continuing operations before income taxes	3,921	(825)	8,810	672
Income tax expense (benefit)	1,545	(260)	3,570	340

Earnings (loss) from continuing operations	2,376	(565)	5,240	332
Loss from discontinued operations, net of income taxes	--	(682)	--	(682)

Net earnings (loss)	$2,376	$(1,247)	$5,240	$(350)

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.23	$(0.06)	$0.52	$0.04
Discontinued operations	--	(0.08)	--	(0.08)

	$0.23	$(0.14)	$0.52	$(0.04)

Diluted:
Continuing operations	$0.23	$(0.06)	$0.51	$0.04
Discontinued operations	--	(0.08)	--	(0.08)

	$0.23	$(0.14)	$0.51	$(0.04)

Weighted average shares outstanding:
Basic	10,158	9,161	10,118	9,062

Diluted	10,507	9,161	10,301	9,062

See accompanying notes to consolidated condensed financial statements .

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited )

	Nine Months Ended September 30,

	2003	2002

Cash Flows from Operating Activities:
Net earnings (loss)	$5,240	$(350)
Less, loss from discontinued operations, net of income taxes	--	(682)

Earnings from continuing operations	5,240	332
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,175	5,419
Amortization of debt discount and expenses	806	1,648
Provision for doubtful accounts	5,921	7,960
Deferred tax expense (benefit)	1,809	(1,253)
Gains on sales of investments	(56)	--
Non-cash loss on settlement of note receivable	--	2,508
Proceeds from termination of interest rate swap agreement	--	3,053
Changes in assets and liabilities:
Trade accounts receivable	(15,791)	(5,723)
Inventories	3,864	(2,770)
Prepaid expenses and other current assets	512	(2,795)
Noncurrent assets	(1,370)	(2,770)
Accounts payable	(3,305)	5,284
Accrued and other liabilities	4,171	4,979

Net cash provided by continuing operations	7,976	15,872
Net cash provided by discontinued operations	128	517

Net cash provided by operating activities	8,104	16,389

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,491)	(12,669)
Proceeds from sales of short-term investments	154	--
Net purchases of investments	(927)	--
Acquisition of businesses, net of cash acquired	--	(3,476)

Net cash used in investing activities	(8,264)	(16,145)

Cash Flows from Financing Activities:
Net borrowings under credit agreement	--	8,500
Proceeds from issuance of debt	1,918	1,462
Principal repayments of long-term debt	(1,417)	(9,660)
Proceeds from issuance of common stock	412	1,858

Net cash provided by financing activities	913	2,160

Effect of exchange rate changes on cash and cash equivalents	932	1,031

Net increase in cash and cash equivalents	1,685	3,435
Cash and cash equivalents at beginning of year	5,500	1,983

Cash and cash equivalents at end of period	$7,185	$5,418

Supplemental disclosures of cash paid for:
Interest	$7,492	$5,624

Income taxes	$1,144	$657

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired under capital lease obligation	$72	$131

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General

The consolidated condensed financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet for December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results for the full year ending December 31, 2003.

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 2002.

2. Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes). Comprehensive earnings (loss) for the three-month and nine-month periods ended September 30, 2003 were $2,475 and $5,678, respectively, and for the corresponding periods in 2002 were $(1,247) and $171, respectively.

3. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2003

	Carrying Amount	Fair Value

Senior notes	$116,384	$126,880
Interest rate swap arrangement	$(398)	$(398)

The carrying amount of the senior notes has been increased to reflect an adjustment for the fair value of the portion of the senior notes included in the interest rate swap arrangement and is net of the unamortized discount. The estimated fair value of the above financial instruments is based upon the quoted market prices and the estimated amount that the Company would receive to terminate the interest rate swap agreement at September 30, 2003. The Company’s other financial instruments approximate fair value due to the short-term or variable rate nature of those assets and liabilities.

4. Derivative Financial Instruments

Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank involving $50,000 of the Company’s senior notes. Under this arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535% (determined at the end of the period). The variable rate at September 30, 2003 of 8.7145% reflects a rate reduction of 2.2855%. Effective August 18, 2003, the Company entered into a second interest rate swap agreement with the same bank for an additional $25,000 of the Company’s senior notes with terms as described above, except that the variable rate of interest for this second arrangement is based on the six-month LIBOR rate plus 6.7450% (also determined at the end of the period). The variable rate at September 30, 2003 of 7.9245% reflects a rate reduction of 3.0755%. Both transactions, which terminate in May 2008 if early termination rights are not exercised, are considered to be hedges against changes in the fair value of the Company’s fixed-rate debt obligation and are used to lower the Company’s overall borrowing rates. Under the swap agreements, the Company is required to maintain cash collateral with the bank. The collateral requirement is determined based on an initial base amount of $1,500, and varies based on fluctuations in market interest rates. As of September 30, 2003, the collateral totaled $927, which was included in "other assets" on the consolidated condensed balance sheets.

As of September 30, 2003, the interest rate swap agreements were reflected at fair value of $398 due from the bank (see note 3 above) on the Company’s consolidated condensed balance sheets, and the carrying value of the related portion of fixed-rate debt being hedged was increased by $398, representing the adjustment to the fair value of the portion of the debt hedged by the interest rate swaps attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreements, as well as the change in the adjusted carrying value of the related portion of the fixed-rate debt being hedged, have offsetting effects on net interest expense in the consolidated condensed statements of operations since the interest rate swaps are fully effective. Interest expense was reduced by $357 and $683 for the three months and nine months ended September 30, 2003, respectively, as a result of the lower variable interest rates on the swaps.

In 2002, the Company terminated two interest rate swap agreements and received proceeds from the counterparty bank of $3,053. Such amount is being amortized as a reduction of interest expense over the remaining term of the senior notes (through May 2008).

5. Business Segment Information

The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business units. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

The Company has two reportable business segments: Health Enhancement and Women’s Health. The Health Enhancement segment is comprised of the Company’s disease management programs and the diabetes product design, development and assembly operation. The Health Enhancement segment currently offers disease management services for diabetes, cancer, respiratory disorders, cardiovascular disease, depression and chronic pain. As part of the diabetes and respiratory disorder compliance management process, the Company provides prescription and non-prescription drugs and supplies used by diabetes and respiratory patients in the management of their conditions, primarily on a mail-order basis through the Company’s pharmacy, laboratory and supplies divisions of the Health Enhancement segment. The Health Enhancement segment also includes Facet Technologies, LLC, a leading designer, developer, assembler and distributor of products for the diabetes market.

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

Summarized financial information as of and for the three-month and nine-month periods ended September 30, 2003 and 2002 by reportable business segment follows:

	Revenues		Earnings (Loss) From Continuing Operations Before Income Taxes

Three Months Ended September 30,	2003	2002	2003	2002

Health Enhancement	$58,143	$47,005	$5,948	$2,312
Women’s Health	23,765	24,370	3,755	3,288
Intersegment sales	--	(23)	--	--

Total segments	81,908	71,352	9,703	5,600
General corporate	--	--	(2,750)	(2,318)
Interest expense, net	--	--	(3,347)	(3,494)
Other income (expense), net	--	--	315	(613)

Consolidated	$81,908	$71,352	$3,921	$(825)

	Revenues		Earnings From Continuing Operations Before Income Taxes

Nine Months Ended September 30,	2003	2002	2003	2002

Health Enhancement	$169,280	$131,788	$15,264	$9,459
Women’s Health	71,114	74,189	10,192	10,959
Intersegment sales	--	(34)	--	--

Total segments	240,394	205,943	25,456	20,418
General corporate	--	--	(6,974)	(9,167)
Interest expense, net	--	--	(10,451)	(9,995)
Other income (expense), net	--	--	779	(584)

Consolidated	$240,394	$205,943	$8,810	$672

	Identifiable Assets

	September 30,	December 31,
	2003	2002

Health Enhancement	$234,595	$210,880
Women’s Health	27,566	30,336
General corporate	51,192	50,191

Consolidated assets	$313,353	$291,407

The Company's revenues from operations outside the U.S. were approximately 18% of total revenues for the three-month and nine-month periods ended September 30, 2003 and 17% of total revenues for the three-month and nine-month periods ended September 30, 2002. No single customer accounted for more than 10% of consolidated net revenues of the Company in either period.

6. Goodwill and Intangibles

The carrying values of goodwill as of September 30, 2003 and December 31, 2002 were as follows:

	Health Enhancement	Women’s Health	Total

Carrying value at December 31, 2002	$126,329	$2,682	$129,011
Additional goodwill from acquisitions (note 9)	13,239	--	13,239
Tax benefit of additional deductible goodwill	(474)	--	(474)

Carrying value at September 30, 2003	$139,094	$2,682	$141,776

The components of identifiable intangible assets were as follows:

	September 30, 2003	December 31, 2002

Gross carrying amounts:
Patient lists	$3,300	$3,300
Non-compete agreement	500	500
Patent	45	--

	3,845	3,800
Accumulated amortization	(2,660)	(2,240)

	$1,185	$1,560

Amortization expense for the nine months ended September 30, 2003 was $420 and is estimated to be $560 for the year ended December 31, 2003. Amortization expense for the five succeeding years (2004 through 2008) is estimated to be $200 each year.

7. Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amended Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, SFAS 148 does not permit the use of the original SFAS 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003.

Pursuant to SFAS 123, the Company elected to account for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. The following table illustrates the effect on earnings (loss) from continuing operations and earnings (loss) per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Earnings (loss) from continuing operations	$2,376	$(565)	$5,240	$332
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(389)	(258)	(1,281)	(1,051)

Pro forma earnings (loss) from continuing operations	$1,987	$(823)	$3,959	$(719)

Earnings (loss) per share from continuing operations:
Basic - as reported	$0.23	$(0.06)	$0.52	$0.04
Basic - pro forma	$0.20	$(0.09)	$0.39	$(0.08)

Diluted - as reported	$0.23	$(0.06)	$0.51	$0.04
Diluted - pro forma	$0.19	$(0.09)	$0.38	$(0.08)

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

Consolidating Condensed Balance Sheets
September 30, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$4,909	$1,570	$706	$--	$7,185
Trade accounts receivable, net	14,975	37,137	7,601	--	59,713
Inventories	1,877	11,090	9,800	--	22,767
Other current assets	8,638	6,397	(7)	--	15,028

Total current assets	30,399	56,194	18,100	--	104,693

Property and equipment, net	8,791	18,949	784	--	28,524
Intangible assets, net	2,682	135,651	4,628	--	142,961
Investment in subsidiaries	140,234	--	--	(140,234)	--
Deferred income taxes	29,106	2	--	--	29,108
Other assets	7,826	241	--	--	8,067

Total Assets	$219,038	$211,037	$23,512	$(140,234)	$313,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$1,286	$64	$--	$--	$1,350
Other current liabilities	29,199	31,116	5,931	--	66,246

Total current liabilities	30,485	31,180	5,931	--	67,596

Long-term debt, excluding current installments	116,676	147	1,745	--	118,568
Intercompany	14,690	372	(15,062)	--	--
Other long-term liabilities	5,795	302	--	--	6,097

Total liabilities	167,646	32,001	(7,386)	--	192,261

Shareholders’ equity
Common stock	102	--	--	--	102
Additional paid-in capital	312,685	135,606	4,628	(140,234)	312,685
Accumulated earnings (deficit)	(264,986)	51,640	21,225	--	(192,121)
Accumulated other comprehensive earnings (loss)	3,591	(8,210)	5,045	--	426

Total shareholders’ equity	51,392	179,036	30,898	(140,234)	121,092

Total Liabilities and Shareholders’ Equity	$219,038	$211,037	$23,512	$(140,234)	$313,353

Consolidating Condensed Balance Sheets
December 31, 2002
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$2,059	$1,940	$1,501	$--	$5,500
Short-term investments	--	140	--	--	140
Trade accounts receivable, net	18,002	26,514	5,177	--	49,693
Inventories	2,194	15,737	8,826	--	26,757
Other current assets	7,098	7,147	902	--	15,147

Total current assets	29,353	51,478	16,406	--	97,237

Property and equipment, net	9,100	17,021	595	--	26,716
Intangible assets, net	2,682	123,111	4,778	--	130,571
Investment in subsidiaries	127,889	--	--	(127,889)	--
Deferred income taxes	30,848	--	--	--	30,848
Other assets	5,629	406	--	--	6,035

Total Assets	$205,501	$192,016	$21,779	$(127,889)	$291,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$680	$63	$--	$--	$743
Other current liabilities	17,746	26,058	10,134	--	53,938

Total current liabilities	18,426	26,121	10,134	--	54,681

Long-term debt, excluding current installments	114,152	97	3,966	--	118,215
Intercompany	2,861	16,059	(18,920)	--	--
Other long-term liabilities	4,547	184	--	--	4,731

Total liabilities	139,986	42,461	(4,820)	--	177,627

Shareholders’ equity
Common stock	101	--	--	--	101
Additional paid-in capital	311,052	123,111	4,778	(127,889)	311,052
Accumulated earnings (deficit)	(249,229)	34,608	17,260	--	(197,361)
Accumulated other comprehensive earnings (loss)	3,591	(8,164)	4,561	--	(12)

Total shareholders’ equity	65,515	149,555	26,599	(127,889)	113,780

Total Liabilities and Shareholders’ Equity	$205,501	$192,016	$21,779	$(127,889)	$291,407

Consolidating Condensed Statements of Operations
For the Nine Months Ended September 30, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non-Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$71,114	$129,390	$39,912	$(22)	$240,394

Cost of revenues	31,325	79,393	30,582	(22)	141,278
Selling and administrative expenses	38,895	30,221	5,177	--	74,293
Provision for doubtful accounts	3,394	2,527	--	--	5,921
Amortization of intangible assets	--	270	150	--	420

Operating earnings (loss)	(2,500)	16,979	4,003	--	18,482

Interest income (expense), net	(10,313)	62	(200)	--	(10,451)
Other income (expense), net	623	(8)	164	--	779

Earnings (loss) before income taxes	(12,190)	17,033	3,967	--	8,810
Income tax expense	3,567	3	--	--	3,570

Net earnings (loss)	$(15,757)	$17,030	$3,967	$--	$5,240

Consolidating Condensed Statements of Operations
For the Nine Months Ended September 30, 2002
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non-Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$74,189	$97,553	$34,218	$(17)	$205,943

Cost of revenues	31,946	61,759	27,048	(17)	120,736
Selling and administrative expenses	41,643	20,318	3,615	--	65,576
Provision for doubtful accounts	4,026	3,934	--	--	7,960
Amortization of intangible assets	--	270	150	--	420

Operating earnings (loss) from continuing operations	(3,426)	11,272	3,405	--	11,251

Interest expense, net	(9,684)	(1)	(310)	--	(9,995)
Other income (expense), net	(603)	6	13	--	(584)

Earnings (loss) from continuing operations before income taxes	(13,713)	11,277	3,108	--	672

Income tax expense	335	--	5	--	340

Earnings (loss) from continuing operations	(14,048)	11,277	3,103	--	332
Loss from discontinued operations	--	(682)	--	--	(682)

Net earnings (loss)	$(14,048)	$10,595	$3,103	$--	$(350)

Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non-Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(9,710)	$16,427	$1,259	$7,976
Net cash provided by discontinued operations	--	128	--	128

Net cash provided by (used in) operating activities	(9,710)	16,555	1,259	8,104

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,626)	(4,439)	(426)	(7,491)
Purchases of investments	(927)	--	--	(927)
Proceeds from sales of short-term investments	--	154	--	154

Net cash used in investing activities	(3,553)	(4,285)	(426)	(8,264)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,918	--	--	1,918
Borrowings (principal repayments) of long-term debt	779	25	(2,221)	(1,417)
Proceeds from issuance of common stock	412	--	--	412

Net cash provided by (used in) financing activities	3,109	25	(2,221)	913

Effect of exchange rate changes on cash and cash equivalents	--	--	932	932
Net change in intercompany balances	13,004	(12,665)	(339)	--

Net increase (decrease) in cash and cash equivalents	2,850	(370)	(795)	1,685
Cash and cash equivalents at beginning of year	2,059	1,940	1,501	5,500

Cash and cash equivalents at end of period	$4,909	$1,570	$706	$7,185

Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2002
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non-Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by continuing operations	$(730)	$12,947	$3,655	$15,872
Net cash provided by discontinued operations	--	517	--	517

Net cash provided by (used in) operating activities	(730)	13,464	3,655	16,389

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,710)	(9,699)	(260)	(12,669)
Acquisition of business, net of cash acquired	--	(3,476)	--	(3,476)

Net cash used in investing activities	(2,710)	(13,175)	(260)	(16,145)

Cash Flows from Financing Activities:
Borrowings from credit agreement	8,500	--	--	8,500
Proceeds from issuance of debt	1,462	--	--	1,462
Principal repayments of long-term debt	(8,448)	(123)	(1,089)	(9,660)
Proceeds from issuance of common stock	1,858	--	--	1,858

Net cash provided by (used in) financing activities	3,372	(123)	(1,089)	2,160

Effect of exchange rate changes on cash and cash equivalents	--	--	1,031	1,031
Net change in intercompany balances	(126)	(2,076)	(1,950)	--

Net increase (decrease) in cash and cash equivalents	(194)	2,242	1,387	3,435

Cash and cash equivalents at beginning of year	1,319	535	129	1,983

Cash and cash equivalents at end of period	$1,125	$2,777	$1,516	$5,418

9. Acquisition
On September 30, 2002, the Company acquired all of the issued and outstanding stock of Quality Oncology, Inc. ("QO"), a national provider of cancer disease management services, for consideration valued for financial statement purposes at $19,751. Under the terms of the agreement, the Company initially paid $3,255 in cash and issued approximately 890,000 shares of common stock. An additional 42,000 shares valued at $803 were issued in February 2003 pursuant to a purchase price adjustment. Additional financial consideration will be paid in 2004 based upon 2003 operating results. Management currently estimates that the additional consideration could be between $15,000 and $20,000, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company’s option, in cash, shares of common stock or a combination thereof, provided that the lesser of 20% of the payment or $10,000 must be paid in cash. Management currently intends to pay the contingent consideration in cash. Therefore, no adjustment has been made to the number of shares considered in calculating net earnings per diluted common share. As of September 30, 2003, the Company had accrued approximately $12,018 of contingent consideration, reflected in "accrued liabilities" in the consolidated condensed balance sheets. The Company’s September 30, 2003 consolidated condensed balance sheet reflects the assets acquired and liabilities assumed in this transaction, including goodwill of $32,163. Of this amount, $31,417 is deductible for income tax purposes. Results of operations of QO have been included in the consolidated statement of operations of the Company effective October 1, 2002.

The following table provides unaudited pro forma results of operations from continuing operations for the three months and nine months ended September 30, 2002, as if the acquisition had been completed on January 1, 2002. The results were prepared based on the historical financial statements of the Company and QO and include pro forma adjustments to reflect the income tax effect of QO’s net loss, the interest cost of the cash portion of the purchase price and other purchase accounting adjustments. Incremental shares of the Company’s common stock resulting from the acquisition are reflected in the pro forma loss per common share from continuing operations.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Revenues	$74,242	$212,718
Loss from continuing operations	$(650)	$(648)

Loss per common share from continuing operations:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

Weighted average shares outstanding:
Basic	10,093	9,994
Diluted	10,093	9,994

10. Long-Term Debt
The Company has available a revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-year term ending October 21, 2004. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of September 30, 2003, there was no balance outstanding under this credit facility.

The senior notes indenture and the revolving credit facility agreement set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the credit facility, the Company is required to maintain certain financial ratios. As of September 30, 2003, the Company is in compliance with the financial covenants in its credit instruments. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month and nine-month periods ended September 30, 2003 were 11.12% and 11.41%, respectively, and 12.33% and 11.65% for the corresponding periods in 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Matria Healthcare, Inc. ("the Company") is a comprehensive, integrated disease management services company, offering its services to patients, health plans, employers, state and federal governments and pharmaceutical companies. The Company’s strategy is to provide cost-saving solutions for the most costly chronic diseases and episodic conditions in the nation: diabetes, obstetrical conditions, cancer, respiratory disorders and cardiovascular disease. In addition, the Company has added programs for depression and chronic pain to its service offerings. The Company’s disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, mail-order supply and clinical services. The Company is also a leading designer, developer, assembler and distributor of products for the diabetes market.

The Company has two reportable business segments: Health Enhancement and Women’s Health. The Health Enhancement segment is comprised of the Company’s disease management programs and the diabetes product design, development and assembly operation. The Health Enhancement segment currently offers disease management services for diabetes, cancer, respiratory disorders, cardiovascular disease, depression and chronic pain. As part of the diabetes and respiratory disorder compliance management process, the Company provides prescription and non-prescription drugs and supplies used by diabetes and respiratory patients in the management of their conditions, primarily on a mail-order basis through the Company’s pharmacy, laboratory and supplies division of the Health Enhancement segment. The Health Enhancement segment also includes Facet Technologies, LLC ("Facet"), a leading designer, developer, assembler and distributor of products for the diabetes market.

The Women’s Health segment offers obstetrical disease management services to health plans and employers. In addition, this segment offers a broad range of clinical and diagnostic services, including: management of hypertension, hyperemesis, anticoagulation disorders, preterm labor and gestational diabetes, fetal surveillance, home uterine activity monitoring and other clinical services.

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. The historical results of operations are not necessarily indicative of the results that will be achieved by the Company during future periods. The following discussion includes certain segment financial information that management believes is appropriate for an understanding of the Company’s business. A reconciliation of segment revenues and earnings (loss) from continuing operations before income taxes to consolidated revenues and earnings (loss) from continuing operations before income taxes is included in Note 5 of Notes to Consolidated Condensed Financial Statements.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues increased $10.6 million, or 14.8%, for the three-month period ended September 30, 2003 compared to the same period in 2002. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $11.1 million, or 23.7%. Of the increase, $4.1 million, or 8.8%, was attributable to the acquisition of Quality Oncology, Inc. ("QO"), effective October 2002. The remaining growth of $7.0 million, or 14.9%, was attained primarily in the disease management component of this segment as a result of an increase in covered lives of existing and new contracts, along with an increase in the volume of mail-order shipments of supplies and favorable foreign currency exchange rate impact related to the Company’s German operation. Revenues in the Women’s Health segment decreased $606,000, or 2.5% for the three-month period ended September 30, 2003 compared to the same period in 2002 due primarily to a decline in the patient census for preterm labor management services.

Cost of revenues as a percentage of revenues decreased to 58.0% for the three-month period ended September 30, 2003 from 60.2% for the same period in 2002. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased in 2003 compared to 2002 due to reduced supply chain costs at both Facet and the pharmacy, laboratory and supplies divison and the effect of the acquisition of QO, whose cost of revenues as a percentage of revenues was lower than for the other components of this segment. The cost of revenues as a percentage of revenues in the Women’s Health segment decreased slightly.

Selling and administrative expenses as a percentage of revenues increased to 31.0% from 29.4% for the three-month period ended September 30, 2003 compared to the same period of 2002. Each business segment experienced an increase in selling and administrative expenses as a percentage of revenues. This percentage increased in the Health Enhancement segment to 20.8% in 2003 from 18.2% in 2002 due to the additional expenses of QO, where selling and administrative expenses as a percentage of revenues was higher than for other components of this segment. In the Women’s Health segment, selling and administrative expenses as a percentage of revenues increased slightly to 29.5% in 2003 from 29.0% in 2002.

The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues was approximately 2% for the three-month period ended September 30, 2003 compared to approximately 6% for the same period in 2002. The amount in 2002 included a special additional accrual of reserves of approximately $2.0 million, or 4% of revenues, that impacted both segments. In the Health Enhancement segment, the provision for doubtful accounts as a percentage of revenues was approximately 2% for the three-month period ended September 30, 2003 compared to approximately 5% for the same period in 2002. In the Women’s Health segment, the provision for doubtful accounts as a percentage of revenues was approximately 5% for the three-month period of 2003 and 6% for the three-month period of 2002. The provision is adjusted periodically based upon the Company’s quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

Net interest expense decreased by $147,000, or 4.2%, for the three-month period ended September 30, 2003 compared to the same period in 2002 due to a rate benefit in 2003 from the interest rate swap arrangements discussed below in "Liquidity and Capital Resources", offset somewhat by a higher average outstanding debt balance. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month periods ended September 30, 2003 and 2002 were 11.12 % and 12.33%, respectively.

Other income (expense), net, included income of $315,000 for the three months ended September 30, 2003 compared to expense of $613,000 for the same period in 2002. The three months ended September 30, 2003 included income from joint ventures, collections from accounts receivable of a former business and other miscellaneous items. The three months ended September 30, 2002 included a charge of $692,000 to write-off unamortized loan origination costs associated with the cancellation of the Company’s former bank credit agreement.

Income tax expense for the three-month period ended September 30, 2003 reflected a higher effective tax rate than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. Cash outflows for income taxes for the three months ended September 30, 2003 and 2002 were $219,000 and $244,000, respectively, being comprised of foreign and state income taxes.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues increased $34.5 million, or 16.7%, for the nine-month period ended September 30, 2003 compared to the same period in 2002. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $37.5 million, or 28.5%. Of the increase, $11.4 million, or 8.7% was attributable to the acquisition of QO, effective October 2002. The remaining growth of $26.1 million, or 19.8%, was attained primarily in the disease management component of this segment as a result of an increase in covered lives of existing and new contracts, along with an increase in the volume of mail-order shipments of supplies and favorable exchange rate impact. Revenues in the Women’s Health segment decreased $3.1 million, or 4.1% for the nine-month period ended September 30, 2003 compared to the same period in 2002 due primarily to a decline in the patient census for preterm labor management services.

Cost of revenues as a percentage of revenues increased to 58.8% for the nine-month period ended September 30, 2003 from 58.6% for the same period in 2002. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased primarily due to the effects of the acquisition of QO, whose cost of revenues as a percentage of revenues was lower than for other components of this segment. The cost of revenues as a percentage of revenues in the Women’s Health segment increased due to an adverse change in the patient drug therapy mix. This increase offset the decrease in the Health Enhancement segment.

Selling and administrative expenses as a percentage of revenues decreased to 30.9% from 31.8% for the nine-month period ended September 30, 2003 compared to the same period of 2002. This decrease is due to a special charge of $2.5 million (reflected in general corporate expenses) during the three months ended June 30, 2002 related to the retirement of a note receivable from a shareholder (a former executive of Matria predecessor Tokos Medical). Each business segment experienced an increase in selling and administrative expenses as a percentage of revenues. This percentage increased for the Health Enhancement segment to 20.9% in 2003 from 18.2% in 2002 due to the additional expenses of QO, where selling and administrative expenses as a percentage of revenues was higher than for other components of this segment. Selling and administrative expenses as a percentage of revenues increased to 30.6% in 2003 from 30.1% in 2002 in the Women’s Health segment, primarily due to the relocation costs of an executive of that segment.

The Company provides for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues was approximately 3% for the nine-month period ended September 30, 2003 compared to approximately 4% for the same period in 2002. The amount in 2002 included a special additional accrual of reserves of approximately $2.0 million, or 1% of revenues, that impacted both segments. The provision for doubtful accounts as a percentage of revenues in the Health Enhancement segment was approximately 2% for the nine-month period ended September 30, 2003 compared to 3% for the same period in 2002. The provision for doubtful accounts as a percentage of revenues in the Women’s Health segment was approximately 5% for the nine-month periods of 2003 and 2002. The provision is adjusted periodically based upon the Company’s quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

Net interest expense increased by $456,000, or 4.6%, for the nine-month period ended September 30, 2003 compared to the same period in 2002 due to a higher average outstanding debt balance offset somewhat by a lower average interest rate. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness for the nine-month periods ended September 30, 2003 and 2002 were 11.41% and 11.65%, respectively.

Other income (expense), net, included income of $779,000 for the nine months ended September 30, 2003 compared to expense of $584,000 for the same period in 2002. The nine months ended September 30, 2003 included income from joint ventures, collections from accounts receivable of a former business and other miscellaneous items. The nine months ended September 30, 2002 included a charge of $692,000 to write-off unamortized loan origination costs associated with the cancellation of the Company’s former bank credit agreement.

Income tax expense for the nine-month period ended September 30, 2003 reflected a higher effective tax rate than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. Cash outflows for income taxes for the nine months ended September 30, 2003 and 2002 were $1.1 million and $657,000, respectively, being comprised of foreign and state income taxes.

Uncertainties

The Company has learned that a qui tam action has been filed by an unknown person(s) alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies division of the Company’s Health Enhancement segment. Because the action is still under seal, the Company has not been provided detailed information regarding the allegations. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene in this suit. The Company intends to cooperate fully with the investigation. This matter is still in its preliminary stages, and the Company is unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject the Company to repayment obligations or loss of reimbursement, substantial fines or penalties and other sanctions, which could have a material adverse effect on the Company’s financial position and results of operations. Sales to patients covered by Medicare constitute approximately 10% of the Company’s total revenues.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash and cash equivalents of $7.2 million. Net cash provided by continuing operations was $8.0 million for the nine months ended September 30, 2003 compared to net cash provided by continuing operations of $15.9 million for the same period of 2002. This decrease in cash flows from continuing operations resulted from reduced cash flows primarily related to the increase in accounts receivable, the decrease in accounts payable and the payment of $4.0 million in 2003 related to the termination and restructuring of the Company’s retirement plan for certain former and current employees, partially offset by improved earnings and reduction in inventory. The Company’s total accounts receivable days’ sales outstanding ("DSO") were 66 days as of September 30, 2003, consisting of a DSO of 69 days for the Health Enhancement segment and 57 days for the Women’s Health segment.

Net cash used in investing activities totaled $8.3 million for the nine months ended September 30, 2003 compared to $16.1 million for the same period of 2002. Capital expenditures for the nine-month periods ended September 30, 2003 and 2002 totaled $7.5 million and $12.7 million, respectively, related primarily to the replacement and enhancement of computer information systems. The higher capital expenditures for the nine months ended September 30, 2002 related to the implementation of a new $8 million information system in the pharmacy, laboratory and supplies component of the Health Enhancement segment. The Company expects to expend a total of approximately $10 million for capital items in 2003. The nine-month period ended September 30, 2002 also included cash used in acquisitions of $3.5 million.

Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank involving $50 million of the Company’s 11% senior notes, which mature in 2008. Under this arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535% (determined at the end of the period). The variable rate at September 30, 2003 of 8.7145% reflects a rate reduction of 2.2855%. Effective August 18, 2003, the Company entered into a second interest rate swap agreement with the same bank for an additional $25 million of the Company’s senior notes with terms as described above, except that the variable rate of interest for this second agreement is based on the six-month LIBOR rate plus 6.7450% (also determined at the end of the period). The variable rate at September 30, 2003 of 7.9245% reflects a rate reduction of 3.0755%. Both transactions, which terminate in May 2008 if early termination rights are not exercised, are considered to be hedges against changes in the fair value of the Company’s fixed-rate debt obligation and are used to lower the Company’s overall borrowing rates. Under the swap agreements, the Company is required to maintain cash collateral with the bank. The collateral requirement is determined based on an initial base amount of $1.5 million, and varies based on fluctuations in market interest rates. As of September 30, 2003, the collateral totaled $927,000, which was included in "other assets" on the consolidated condensed balance sheets.

The Company has available a revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this agreement bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility has an initial two-year term ending October 21, 2004. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. During the nine months ended September 30, 2003, the Company borrowed various amounts under this credit facility to fund the cash requirements. As of September 30, 2003, no amounts were outstanding, and $29.2 million was available for borrowing, under the credit facility.

The Company’s senior notes indenture and the revolving credit facility agreement set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the credit facility, the Company is required to maintain certain financial ratios. As of September 30, 2003, the Company is in compliance with the financial covenants in its credit instruments.

Proceeds received from participants under the Company’s stock purchase and stock option plans were $412,000 and $1.9 million for the nine months ended September 30, 2003 and 2002, respectively.

On September 30, 2002, the Company acquired QO for initial consideration of approximately $20 million, consisting of $3 million in cash and approximately 890,000 shares of common stock. The common stock was recorded on the Company’s balance sheet at September 30, 2002 at a price of $18.818 per share. The price is the 5-day average of the closing stock prices between June 3 and June 7, 2002, based on a measurement date of June 5, which was the date that the closing stock price fell below the $19.148 minimum price in the purchase and sale agreement and the number of shares became fixed. An additional 42,000 shares valued at $803,000 were issued in February 2003 pursuant to a purchase price adjustment. Additional consideration will be paid in 2004 based upon QO’s 2003 operating results. Management currently estimates that the additional consideration will be between $15 million and $20 million, although the amount could be more or less depending on 2003 performance. The additional consideration will be payable, at the Company’s option, in cash, common stock or a combination thereof, provided that the lesser of 20% of the payment or $10 million must be paid in cash. Management currently intends to pay the contingent consideration in cash. Therefore, no adjustment has been made to the number of shares considered in calculating net earnings per diluted common share. As of September 30, 2003, the Company had accrued approximately $12.0 million of contingent consideration, reflected in "accrued liabilities" in the consolidated condensed balance sheets. As of September 30, 2003, goodwill of approximately $32.2 million has been recorded in connection with this transaction.

On October 3, 2003, the Company filed a universal shelf registration statement on Form S-3 with the Commission relating to $150 million of common stock, preferred stock, debt securities, depositary shares, warrants and units. The registration statement became effective on October 28, 2003. The Company may publicly offer these securities from time to time at prices and on terms to be determined at the time of the relevant offerings. The Company believes that the shelf registration statement will provide it with increased flexibility in raising debt and/or equity financing. There can be no assurance, however, that financing will be available in amounts or on terms acceptable to the Company, if at all. Any sale of additional equity or convertible securities covered by the registration statement could result in additional dilution to the Company’s stockholders.

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

Revenue Recognition and Allowances for Uncollectible Accounts. Revenues for the Women’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Health Enhancement segment provides services through its patient service centers, provides supplies to patients primarily on a mail-order basis, and designs, develops, assembles, packages and distributes diabetes products. Revenues for services are recognized when services are provided and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual allowances and other discounts.

The Company’s clinical services and supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in the Company’s program or (iv) on a case-rate basis. Some of the contracts for these services provide that a portion of the Company’s fees is at risk subject to the Company’s performance against financial cost savings and clinical criteria. Thus, a portion of the Company’s revenues is subject to confirmation of the Company’s performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees becomes available. For the nine months ended September 30, 2003, less than 5% of the Company’s revenues were at risk under these arrangements.

A significant portion of the Company’s revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of the Company’s trade accounts receivable is susceptible to changes in third-party reimbursement policies. In addition, the collectibility of all of the Company’s accounts receivable varies based on payor mix, general economic conditions and other factors. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon the Company’s evaluation of current industry conditions, historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts. The evaluation is performed at each reporting period for each operating unit with an overall assessment at the consolidated level. While estimates and judgements are involved and factors impacting collectibility may change, management believes adequate provision has been made for any adjustments that may result from final determination of amounts earned.

Goodwill and Identifiable Intangible Assets.  As of September 30, 2003, the Company reported goodwill and identifiable intangible assets at carrying amounts of $141.8 million and $1.2 million, respectively. The total of $143.0 represents approximately 46% of total assets as of September 30, 2003. The Company’s goodwill is no longer amortized to expense, but is tested for impairment at least annually. The identifiable intangible assets are amortized over their respective estimated useful lives and reviewed for impairment.

In testing for impairment, the Company evaluates the financial earnings prospects of the operating units to which the goodwill and identifiable intangibles relate and determines whether changed circumstances indicate that any portion of the carrying value may no longer be recoverable.

Accounting for Income Taxes. The Company accounts for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of "temporary differences" between tax and financial accounting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

The income tax expense of $3.6 million for the nine months ended September 30, 2003 reflected a higher effective rate than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. Cash outflows for income taxes for the nine months ended September 30, 2003 were $1.1 million, being comprised of foreign and state income taxes. As of December 31, 2002, the Company’s remaining net operating losses of $58.8 million, the tax effect of which is reflected in the deferred tax asset, will be available to offset future U.S. tax liabilities. Based on projections of taxable income in 2003 and future years, management believes that, more likely than not, the Company will fully realize the value of the recorded deferred income tax assets.

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

Recently Issued Accounting Standards
In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amended Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, SFAS 148 does not permit the use of the original SFAS 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected not to adopt the fair value based method of accounting, and therefore provides the pro forma disclosures required by SFAS 123 and SFAS 148. The Company’s disclosures in the Notes to Consolidated Condensed Financial Statements contain the new disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("Interpretation 46"). Interpretation 46 addresses the consolidation by business enterprises of variable interest entities, as defined. Interpretation 46 applied immediately to variable interests in variable interest entities obtained after January 31, 2003. The application of Interpretation 46 had no effect on the Company's financial statements. In addition, for variable interests in variable interest entities obtained before February 1, 2003, consolidation is required for interim periods ending after December 15, 2003. The Company is evaluating the impact, if any, of this provision of the Interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 amended SFAS 133 regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The Company does not anticipate this Statement will have any significant impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was developed in response to concerns expressed about issuers’ classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity, but that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 will have no effect on the Company’s balance sheet presentation of its debt and equity financial instruments.

Forward-Looking Information
This Form 10-Q contains forward-looking statements and information that are based on the Company’s beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe", "anticipate", "estimate", "expect", "intend", "plan", "seek" and similar expressions, when used in this Report and in such other statements, are intended to identify forward-looking statements. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company’s exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient drug therapy mix; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s disease management products and the Company’s ability to sign and implement new disease management contracts; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for non-performance under the Company’s disease management contracts or to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates; (xix) financial penalties for failure to achieve expected cost savings or clinical outcomes in the Company’s disease management business; (xx) changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment; (xxi) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures, including the contingent consideration payable in connection with the acquisition of QO; (xxii) higher than anticipated costs of doing business that cannot be passed on to customers; (xxiii) pricing pressures in the Company’s Facet division; (xxiv) interruption in the supply or increase in the price of drugs used in the Company’s Women’s Health business; (xv) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxvi) inventory obsolescence; (xxvii) the outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment; and (xxviii) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2002. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company’s disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from changes in interest rates on long-term debt and foreign currency exchange rate risk.

The Company’s primary interest rate risk relates to its interest rate swap facilities, which are based on the six-month LIBOR rate. Two swaps with a combined notional amount of $75 million mature in 2008. The Company will receive 11% on both swaps and will pay a rate based on the current LIBOR rate as of September 30, 2003 of 8.7145% for $50 million notional amount and 7.9245% for $25 million notional amount. At September 30, 2003, the Company’s annual benefit under the interest rate swap is estimated to be approximately $1.9 million, based on the LIBOR rate as of September 30, 2003. A hypothetical two percentage point increase in the LIBOR rate for a duration of one year would result in additional interest expense of approximately $1.5 million.

The Company’s operations outside the United States, with sales denominated in currencies other than the U.S. dollar (primarily in Germany), generated approximately 16% of total revenues in the nine months ended September 30, 2003. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk and has chosen not to hedge its foreign currency exposure. Based on results for the first nine months of 2003, a hypothetical 10% change in the currency exchange rate of the euro would impact annual pre-tax earnings by approximately $542,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003. Based on such evaluation, such officers have concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Legal proceedings of the Company as of September 30, 2003 have not materially changed since July 31, 2003. Legal proceedings as of July 31, 2003 are disclosed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

11.     Computation of Earnings per Share
31.1    Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit
31.2    Rule 13a-14(a)/15d-14(a) Certification by Stephen M. Mengert
32.1    Section 1350 Certification by Parker H. Petit
32.2    Section 1350 Certification by Stephen M. Mengert

(b) Reports on Form 8-K
The Company filed a Current Report on Form 8-K on October 23, 2003 announcing the issuance of a press release regarding Matria’s 2003 consolidated financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MATRIA HEALTHCARE, INC.

November 12, 2003	By: /s/ Parker H. Petit

Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Mengert

Stephen M. Mengert
Vice President — Finance and Chief
Financial Officer
(Principal Financial Officer)