Form 10-K
period 2003-12-31
MATRIA HEALTHCARE INC
filed 2004-03-15
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003 or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _____

Commission File No. 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2205984
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Parkway Place
Marietta, GA	30067
(Address of principal executive offices)	(Zip Code)

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
    Yes X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
    Yes X          No ____

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, there were 10,140,442 shares of common stock outstanding. The aggregate market value of common stock held by nonaffiliates was approximately $168,542,518 based upon the closing sale price on June 30, 2003. As of March 1, 2004, there were 10,207,451 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

MATRIA HEALTHCARE, INC.
2003 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I
	Item 1.	Business……………………………………………….........................................................	3
	Item 2.	Properties...............................................................................................................................	16
	Item 3.	Legal Proceedings...........................................................................................................................	17
	Item 4.	Submission of Matters to a Vote of Security Holders…….............................................	17
	Special Item	Executive Officers of the Company……………………...................................................	18
PART II
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities..........................................................................................	20
	Item 6.	Selected Financial Data........................................................................................................	22
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ........…………………………………………………………………………….	23
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk………………..………	39
	Item 8.	Financial Statements and Supplementary Data................................................................	40
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............. ..............................................................................................................	40
	Item 9A.	Controls and Procedures……………………………….............................................................................	40
PART III
	Item 10.	Directors and Executive Officers of the Company…..............….....................................	41
	Item 11.	Executive Compensation ....................................................................................................	41
	Item 12.	Security Ownership of Certain Beneficial Owners and Management………………..	41
	Item 13.	Certain Relationships and Related Transactions ….................…...................................	41
	Item 14.	Principal Accountant Fees and Services…………………...……....................................	41
PART IV
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K ………………….	42

SIGNATURES		…………………………………………….............................................................................	48

PART I

Item 1. Business

     General. Matria Healthcare, Inc. (“Matria” or the “Company”) provides comprehensive, integrated disease management services and related products that offer cost-saving solutions for many of the most costly medical conditions and chronic diseases, including diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, depression, chronic pain and hepatitis C. We emphasize a multidisciplinary approach to care that involves our clinicians working with physicians to oversee the adherence to treatment plans. We focus on the management of patients between visits to their physician, the improvement of the patient’s compliance with the physician’s care plan and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. We have invested heavily in disease management information technology, call center infrastructure, a national network of skilled multidisciplinary clinicians and supply distribution channels to serve this critical aspect of patient care.

We provide services to self-insured employers, private and government sponsored health plans, pharmaceutical companies and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as Medicaid and Medicare programs.

 Matria, a Delaware corporation, was incorporated on October 4, 1995 for the purpose of the merger of Healthdyne Maternity Management and Tokos Medical Corporation. The effective date of the merger was March 8, 1996. Our headquarters are located in Marietta, Georgia.

Acquisitions and Expansion of Services. We recently announced a strategic initiative to provide services for infants and children through neonatal intensive care case management and delivery of specialty pharmaceuticals. In connection with this initiative, in 2004, we changed the name of our Women’s Health segment to Women’s and Children’s Health.

In August 2003, our Women’s Health segment expanded its service offering to include 17P administration service for women at risk for recurrent preterm delivery. 17P, a drug therapy that may prolong pregnancy, is being increasingly prescribed by physicians.

In August 2003, we entered into an agreement with Pfizer Inc.’s Health Solutions Group to provide disease management services to State Medicaid programs under contract with Pfizer. Although Pfizer has not yet been awarded a contract that would require our services, we believe this alliance represents a significant opportunity.

 Effective October 1, 2003, we purchased certain assets of Options Unlimited Comprehensive Rehabilitative Services, Inc., or Options Unlimited, a healthcare and disability management firm specializing in case and utilization management for health plans, third-party administrators and employers. We are integrating Options Unlimited’s case and utilization management services with our existing disease management services and offering these services to health plans and employers.

 In December 2003, we entered into a contract with Schering Plough Corporation to provide disease management services for individuals infected with the hepatitis C virus who are being treated with Schering Plough’s drug therapy.

Our business strategy is described under “Management Discussions & Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.

    Business Segments and Geographic Areas . In 2003, our operations consisted of two reportable business segments: Health Enhancement and Women’s Health. Information regarding revenues, operating earnings, and identifiable assets (including intangibles) of each of the business segments in which we operated in fiscal years 2001 through 2003, as well as information regarding our revenues attributed to the geographic areas in which we operated during those years, is in note 12 of Notes to Consolidated Financial Statements on pages F-23 through F-24 of this Annual Report.

Health Enhancement. Our Health Enhancement segment is comprised of our disease management and related pharmacy, laboratory and supplies businesses, our foreign diabetes business and Facet Technologies, LLC, or Facet, our diabetes product design, development, assembly and distribution operation.

The disease management component of our Health Enhancement segment currently offers disease management services for diabetes, cardiovascular disease, respiratory disorders, cancer, depression, and chronic pain. In addition, disease management services are offered through pharmaceutical corporations in support of complex drug therapies.

Our disease management programs seek to reduce medical costs and improve patient care for the chronically ill as well as those who are at the highest risk for significant and costly episodes of illness. We use our proprietary technology platform that we refer to as TRAX TM to identify patients with the potential for high-cost events and to proactively manage the care of the patients identified. We help these individuals take more responsibility for their disease and avoid expensive medical events. Cost savings generally are realized through a reduction in emergency room visits and admissions to the hospital and shorter hospital stays. Our programs, which were developed in accordance with national clinical standards, are designed to ensure patient compliance with the physician’s plan of care. Our disease management process includes the following steps:
  Medical claims, laboratory and prescription data from multiple providers are analyzed to  identify and preliminarily stratify individuals at risk for chronic diseases and high cost conditions.
  Health specialists contact participants by phone to conduct a multi-condition risk assessment. The responses build a detailed medical profile in our TRAX TM information system.
  Predictive modeling determines the probability that a given individual has a chronic condition or is at risk of a significant health event that will result in substantial healthcare costs in the near and longer-term future.
  TRAX TM develops a risk-specific plan of care based on national clinical standards that includes ongoing support, regular interventions and patient education.
  Our clinicians make proactive contact depending on the patient’s stratification level and take calls from patients to counsel and educate, as necessary. Care plans are provided to the patient and their physician as clinical counseling begins.
  Compliance management is enhanced through the monitoring of the patient’s utilization of medication and supplies and the frequency of periodic laboratory testing.
  Clinical and financial outcomes are reported to the customer on a routine basis.
Our disease management programs are built on a sophisticated and advanced technology platform and infrastructure, TRAX TM . Often, the most expensive patients in terms of past claims history are not necessarily those who will cost the most in the future. TRAX’s predictive modeling capabilities allow us to identify the potential of high-cost events and helps us proactively manage the care of these identified participants.

As part of the diabetes and respiratory disorder compliance management process, we provide prescription and non-prescription drugs and supplies used by diabetes and respiratory patients in the management of their conditions, primarily on a mail-order basis through the pharmacy, laboratory and supplies division of the Health Enhancement segment. Matria Labs, a direct-to-consumer laboratory testing facility headquartered in Lenexa, Kansas, serves the diabetes, cardiovascular and hypertension patient populations. The disease management programs serve patients in the United States through our facilities in Atlanta, Georgia, Roanoke, Virginia, Santa Ana, California, McLean, Virginia, Sunrise, Florida, El Sequndo, California, Houston, Texas, and Huntington, New York, and in Germany through its main facilities in Neumünster and Dresden, Germany.

Our Health Enhancement segment also includes Facet, a leading designer, developer, assembler and distributor of products for the diabetes market. Facet has a significant presence in each of the three major product lines used by patients with diabetes to obtain blood samples for testing blood glucose levels: standard lancets, lancing devices and safety lancets. Facet operates from facilities in Marietta, Georgia; McDonough, Georgia, and Northhampton, England. Its products are shipped primarily to North and South America, Europe and Asia.

Approximately 28%, 28% and 29% of the Health Enhancement segment’s revenues were derived from customers outside of the United States in 2003, 2002 and 2001 respectively, of which approximately 24%, 23% and 22% of the segment’s revenues in 2003, 2002 and 2001, respectively, were from customers in Germany.

Women’s Health. Our Women’s Health segment offers a wide range of disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. The segment manages patients with gestational diabetes, hypertension, hyperemesis, anticoagulation disorders as well as patients experiencing or at risk for preterm labor. Our Women’s Health segment is headquartered in Marietta, Georgia and has 39 sites of service throughout the United States, nine of which are monitoring centers. All 39 sites are fully accredited as home care organizations by the Joint Commission on Accreditation of Health Care Organizations. In addition, the segment has two after-hours centers.

Discontinued Operations. Effective February 1, 2001, we sold the business and assets of Quality Diagnostic Services, Inc., a cardiac diagnostic company that comprised our former Cardiovascular segment. This business is unrelated to our current cardiac disease management business, which continues to operate as part of our Health Enhancement segment.

Customers, Suppliers and Third-Party Payors. In 2003, our revenues were derived from the following types of customers: approximately 48% from third-party private payors (including employers and pharmaceutical companies), 22% from original equipment manufacturers and distributors, 16% from foreign healthcare systems and 14% from domestic government payors.

We market our disease management services to self-insured employers, health plans (both commercial and governmental), pharmaceutical companies, physicians and patients through our employee sales force. In addition, from time-to-time, the diabetes mail-order supply component utilizes television and direct mail advertising.

Our clinical services and supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case.

Facet markets its products to large medical device manufacturers and distributors through its employee sales force. Its customers include original equipment manufacturers and distributors of blood glucose and other point-of-care test kits. Five major original equipment manufacturer customers represented approximately 92% of Facet’s total sales in 2003.

    Risk Factors. Our business is subject to certain risks, including the risks described under the headings “Seasonality,” “Trademarks, Licenses and Patents,” “Competition” and “Regulation and Healthcare Industry Changes” in this Item 1 and those described below. Readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving our common stock. This Item 1 does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations in the industries in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

The disease management business is an evolving component of the overall healthcare industry.

Disease management services are a relatively new component of the overall healthcare industry. Accordingly, some of our potential customers have not had significant experience in purchasing, evaluating or monitoring such services, which can result in a lengthy sales cycle. The success of our business plan relative to our disease management operations depends on a number of factors. These factors include:

  Our ability to differentiate our products and service offerings from those of our competitors;
  The extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional managed care offerings;
  Our ability to implement new and additional services beneficial to health plans and employers;
  Our ability to effect cost savings for health plans and employers through the use of our programs; and
  Our ability to improve patient compliance with the complex drug therapies offered by our pharmaceutical customers.

Since the disease management business is continually evolving, we may not be able to anticipate and adapt to the developing market. Moreover, we cannot predict with certainty the future growth rate or the ultimate size of the disease management market.

We are highly dependent on payments from third-party healthcare payors, which may implement cost reduction measures that adversely affect our business and operations.

In 2003, our revenues were derived from the following types of customers: approximately 48% from third-party private payors (including employers and pharmaceutical companies), 22% from original equipment manufacturers and distributors, 16% from foreign healthcare systems and 14% from domestic government payors. Third-party private and governmental payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and other concessions from providers. This trend, as well as other changes in reimbursement rates, policies or payment practices by third-party and governmental payors (whether initiated by the payor or legislatively mandated) could have an adverse impact on our business.

Recently enacted Medicare legislation may adversely affect our pharmacy, laboratory and supplies business.

    Restrictions on rates and competitive bidding requirements in the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”), which was signed into law on December 8, 2003, (i) froze 2004 reimbursement rates for diabetes testing supplies at 2003 rates, (ii) provided for a reduction in rates beginning in 2005 equal to the percentage difference between the median amounts paid by the Federal Employees Health Benefit Plan in 2002 and the prices Medicare paid for these items in 2002, and (iii) provided for the introduction of competitive bidding on diabetes products in the 2007-2009 timeframe. The maximum adjustment for test strips and lancets appears to be 4.1% and 5.36%, respectively, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its customers. The Act also provides for reduced reimbursement for respiratory drugs in 2004 and 2005. These requirements may adversely affect our pharmacy, laboratory and supplies business.

Many of our disease management fees are contingent upon performance.

Many of our existing disease management agreements contain a savings guarantee, which typically provides that we will repay all or some of our fees if the payor’s cost savings as a result of our disease management programs do not meet expectations or if other quality performance measures are not met. Some contracts also provide that we will receive bonus compensation by meeting certain performance criteria. There is no guarantee that we will accurately forecast cost savings and clinical outcome improvements under our disease management agreements or meet the performance criteria necessary to receive the designated bonus compensation or to avoid repayment of fees under the agreements.

Facet is substantially dependent on a few customers.

Facet’s revenues are substantially dependent on sales to five customers. In 2003, these five customers represented approximately 92% of Facet’s revenues, which in turn represented approximately 21% of our total revenues. We have multiple contracts covering various products with these customers that have expirations ranging from October 2004 to December 2007. Certain contracts may be terminated prior to expiration without cause and there is no guarantee that these contracts will be renewed on favorable terms, if at all, or that these customers will continue to purchase products and services at prior levels. If we do not generate as much revenue from our major customers as we expect, or if we lose certain of them as customers, our total revenue could be significantly reduced.

The profitability of our pharmacy, laboratory and supplies division depends on recurring customer orders.

Due to the marketing and regulatory compliance costs associated with initial customer qualification, the pharmacy, laboratory and supplies division of our Health Enhancement segment generally incurs losses with respect to the first order of drugs and supplies from a new customer. Accordingly, the profitability of this component depends in large part on recurring and sustained reorders. Reorder rates are inherently uncertain due to several factors, many of which are outside our control, including changing customer preferences, competitive price pressures, customer transition to extended care facilities, customer mortality and general economic conditions. Our inability to obtain recurring and sustained reorders could have a material adverse effect on our pharmacy, laboratory and supplies division.

Facet and our Women’s Health segment are both highly dependent on supplies from limited sources.

Facet’s business is highly dependent on its exclusive supply relationship with Nipro Corporation, from which it purchases virtually all of the components for its products on terms we view as favorable. Under the agreement, some terms, such as pricing, are negotiated annually while others, such as the exclusivity arrangement, are renewable after longer periods. The exclusivity provisions of our agreement with Nipro will expire in May 2004. Although Nipro has been a supplier to Facet’s business for more than 15 years, there can be no assurance that we will be able to negotiate a renewal of the exclusivity arrangement on favorable terms, if at all. In addition, there are an extremely limited number of suppliers of terbutaline sulfate, a prescription drug used in large supply by our Women’s Health segment, and price increases in this drug during the second and third quarter of 2002 adversely affected the segment’s cost of revenues. In September 2002, we entered into a three-year arrangement for the supply of this drug which has reduced its cost to us. We purchase substantially all of our requirements for this drug under this arrangement. Termination of any of these supply arrangements or failure to continue any of them on favorable terms could have a material adverse effect on the business of Facet or the Women’s Health segment, as applicable, as would any interruption in the supply or significant increase in the price of these products, whatever the cause.

Our operating results have fluctuated in the past and could fluctuate in the future.

Our operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:
  impact of substantial divestitures and acquisitions;
  loss or addition of customers and referral sources;
  investments required to support growth and expansion;
  changes in the mix of our products and customers;
  changes in healthcare reimbursement policies and amounts;
  length of sales cycle and implementation process for new disease management customers;
  increases in costs of revenues and operating expenses;
  increases in selling, general and administrative expenses;
  increased or more effective competition; and
  regulatory changes.

In addition, revenues from our Women’s Health segment are historically less during the fourth and first calendar quarters than during the second and third calendar quarters. The seasonal variability of demand for these services significantly affects, and we believe will continue to affect, our quarterly operating results. Further, we sometimes recognize a disparate amount of our quarterly revenues from this segment late in the quarter, particularly in our first quarter.

Our profit margin may be adversely affected by the product mix and pricing pressure in the Women’s Health segment.

 Although our Women's Health segment is a leading provider in its market, its revenues have been reduced and its cost of revenues as a percentage of revenues has increased over the past several years. These trends, which have reduced our profit margins, are largely a function of price pressure and physician prescription patterns towards the use of higher cost, lower margin therapies. If these trends continue, the profit margins for this business will continue to decline.

Facet operates in an industry that is becoming increasingly dominated by price competition.

In all of our product and service lines, we face strong competition from companies, both large and small, located in the United States and abroad, on factors including quality of care and service, reputation within the medical community, scope of products and services, geographical scope and price. Facet operates in an industry where price competition is becoming increasingly dominant over other factors, which has created downward pressure on pricing on this portion of our business. If this trend toward price dominated competition continues, the resulting downward pricing pressure may have a material adverse effect on Facet's business.

If our costs of providing products or services increase, we may not be able to pass these cost increases on to our customers.

In many of our markets, due to competitive pressures or the fact that reimbursement rates are set by law, we have very little control over the price at which we sell our products and services. If our costs increase, we may not be able to increase our prices, which would adversely affect results of operations. Accordingly, any increase in the cost of such products and services could reduce our overall profit margin.

Future acquisitions may cause integration problems, disrupt our business and strain our resources.

In the past we have made several significant business acquisitions, and may continue with such acquisitions in the future. Our success will depend, to a certain extent, on the future performance of these acquired business entities. These acquisitions, either individually or as a whole, could divert management attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets and integrating those new entities. Further, the integration of these entities may cause us to lose key employees or key customers. Integrating newly acquired organizations and technologies could be expensive and time consuming and may strain our resources. Consequently, we may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.

We may face costly litigation that could force us to pay damages and harm our reputation.

Like other participants in the healthcare market, we are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. Although we currently maintain liability insurance intended to cover such claims, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim in excess of the insurance coverage could have a material adverse effect on our results of operations or financial condition.

We are currently the subject of a class action lawsuit alleging that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Claims against us, including this class action lawsuit and the qui tam described below under “Regulation and Health Care Industry Changes,” regardless of their merit or eventual outcome, could have a material adverse effect on our business and reputation.

If we do not manage our growth successfully, our growth and profitability may slow or stop.

If we do not manage our growth successfully, our growth and profitability may slow or stop. We have expanded our operations rapidly and plan to continue to expand. This expansion has created significant demands on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain our resources and increase our need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion. In addition, because our business strategy emphasizes growth, the failure to achieve our stated growth objectives or the growth expectations of investors could cause our stock price to decline.

Our data management and information technology systems are critical to maintaining and growing our business.

Our disease management services are dependent on the effective use of information technology. We use our proprietary TRAX™ and Integrated Care Management systems in the provision of our disease management services. In the fourth quarter of 2002, we installed a state-of-the-art computer system to support the growth of the pharmacy, laboratory and supplies division of the Health Enhancement segment. Although we believe that our systems provide us with a competitive advantage, we are exposed to technology failure or obsolescence. In addition, data acquisition, data quality control and data analysis, which are a cornerstone of our disease management programs, are intense and complex processes subject to error. Untimely, incomplete or inaccurate data, flawed analysis of such data or our inability to properly identify, implement and update systems could have a material adverse impact on our business and results of operations.

The development of improved technologies for glucose monitoring that eliminate the need for consumable testing supplies could adversely affect our business.

Most of the revenues from our pharmacy, laboratory and supplies business and all of Facet’s revenues are from the sale of consumable testing supplies used to draw and test small quantities of blood for the purpose of measuring and monitoring blood glucose levels. Numerous research and development efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect our pharmacy, laboratory and supplies business and Facet’s business.

Our foreign operations are subject to additional risks.

Although the majority of our operations are in the United States, the Health Enhancement segment derives substantial revenue from outside of the United States. The risks of doing business in foreign countries include potential adverse changes in the stability of foreign governments and their diplomatic relations, hostility from local populations, adverse effects of currency fluctuations and exchange controls, deterioration of foreign economic conditions and changes in tax laws. Due to the foregoing risks, any of which, if realized, could have a material adverse effect on us, we believe that our business activities outside of the United States involve a higher degree of risk than our domestic activities.

Our diabetes supply business in Germany distributes its products to customers primarily from physician offices, and substantially all of its revenues are received from the German national healthcare system. Doctors participating in this method of distribution, both for us and other providers, have been the subject of lawsuits brought by pharmacies alleging that this practice constitutes a violation by such doctors of German law. There is a split of authority among German courts on this issue. Although we have not been a party to any of these lawsuits or claims, such lawsuits could indirectly affect our operations, and unfavorable resolution of this issue could require us to seek alternative channels of distribution and could have a material adverse effect on our German operations.

We have recorded a significant amount of intangible assets, whose values could become impaired.

    Our acquisitions have resulted in the recognition of intangible assets, primarily goodwill. Goodwill, which represents the excess of cost over the fair value of net assets of businesses acquired, was approximately $150.5 million at December 31, 2003, representing approximately 45.1% of our total assets. On an ongoing basis, we will make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. Any future determinations requiring an asset impairment of a significant portion of intangible assets could materially affect our results of operations for the period in which the adjustment occurs.

We are exposed to interest rate risk as a result of our interest rate swap arrangement.

     In January 2004, we entered into an interest rate swap agreement with a bank involving a notional amount of $75 million of our senior notes, which carry an 11% fixed rate of interest. This transaction, which terminates in May 2008 if early termination rights beginning in May 2005 are not exercised, is considered to be a hedge against changes in the fair value of our fixed-rate debt obligation. Under the arrangement, the bank will pay us an 11% fixed rate of interest semi-annually in respect of the notional amount, and we will pay the bank semi-annually a variable rate of interest in respect of the notional amount based on the six-month LIBOR rate plus 7.1000%. As a result of this swap arrangement, we are exposed to interest rate risk. A significant increase in the LIBOR rate could have a material adverse effect on our financial position and/or results of operations.

Our inventory management is complex, and excess inventory may harm our results of operations.

    Our management makes estimates regarding our inventory requirements based on assumptions about future demand. Furthermore, a substantial portion of products supplied by Facet are tailored to the specifications of particular customers. If future demand changes or actual market conditions are less favorable than as projected by management, we may become subject to inventory obsolescence and may have to sell excess inventory at reduced prices, or, in the case of products tailored to specific customers, excess inventory may not be marketable at all. Any excess inventory held by us may, therefore, adversely affect our results of operations.

The competition for staff may cause us to restrict growth in certain areas or to realize increased labor costs in existing areas.

    Our operations are dependent on the services provided by qualified management and staff, including nurses and other healthcare professionals, for which we compete with other health care providers. In addition, our opportunities for growth are limited by our ability to attract and retain such personnel. In certain markets, there is a shortage of nurses and other medical providers, thereby increasing competition and requiring us to improve working conditions, including wages and benefits, for such personnel. Our potential inability to maintain and grow an appropriate workforce may inhibit our expansion and even have a material adverse effect on our financial results.

Our long-term debt agreements and other factors may limit our ability to pay the earn-out payment required in connection with our acquisition of Quality Oncology.

    In connection with our acquisition of Quality Oncology, Inc., or QO, we are obligated to pay LifeMetrix, Inc., QO’s former parent company, an earn-out payment based upon the financial performance of QO during 2003. We have the option of making this payment in cash or common stock, but, unless LifeMetrix agrees otherwise, we are required to pay at least the lesser of 20% of the earn-out payment or $10 million in cash. As of December 31, 2003, we estimate that the total earn-out payment will be approximately $20.5 million. However, the final amount may be adjusted based on results of a final audit and resolution. LifeMetrix ' s right to receive cash as a part of the earn-out payment is subordinate to the terms of the indenture governing our 11% senior notes due 2008. Although we currently would be able to make the required cash payments under the indenture, it is possible that circumstances could exist in 2004 that would prevent us, under provisions in the indenture limiting payments, from paying some or all of the cash portion of an earn-out payment, in which case LifeMetrix would have the option of receiving shares of our common stock to make up for a deficiency in cash payments. Furthermore, there can be no assurance as to the availability of adequate financing and cash flows to fund payment of all or a substantial portion of the earn out in cash, and we may be forced to seek additional funding, which may not be available on commercially reasonable terms, if at all. If we are unable to pay all or a substantial portion of any earn-out payment in cash, the issuance of our common stock in lieu of cash could result in significant dilution of the voting and economic rights of our common stockholders.

Forward-Looking Statements. This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on the Company’s beliefs and assumptions, as well as information currently available to the Company. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “seek” and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the Company’s exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient therapy mix; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s disease management products and the Company’s ability to sign and implement new disease management contracts; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for non-performance under the Company’s disease management contracts or to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates and (xix) financial penalties for failure to achieve expected cost savings or clinical outcomes in the Company’s disease management business; (xx) changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment; (xxi) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures, including the contingent consideration payable in connection with the acquisition of QO; (xxii) higher than anticipated costs of doing business that cannot be passed on to customers; (xxiii) pricing pressures; (xxiv) interruption in the supply or increase in the price of drugs used in the Company’s Women’s Health business; (xxv) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxvi) inventory obsolescence; (xxvii) the outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment; (xxviii) competition for staff, and (xxix) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2003. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company’s disclosure obligations in filings it makes with the Securities and Exchange Commission (the “Commission”) under federal securities laws.

 Seasonality. Revenues of our Women’s Health segment tend to be seasonal. Revenues typically begin to decrease with the onset of the holiday season starting with Thanksgiving, causing the fourth quarter and first quarter revenues of each year to be less than those of the second and third quarters. Our other businesses currently do not reflect any significant degree of seasonality.

Trademarks, Licenses and Patents. We own a number of trademarks and service marks which, in the aggregate, are important to the marketing and promotion of our products and services. Patents owned by Facet or its suppliers are material to the continued marketing of many of Facet’s products. Also, we consider our disease management programs to be proprietary and material to the portion of our business to which they relate. In addition, our future success depends in part upon our proprietary technology and product development, and our ability to obtain patent and other intellectual property rights with respect to such technology and development.

We hold patents or have an exclusive, perpetual right to use the only uterine activity monitors that have received pre-market approval from the Food and Drug Administration, or FDA, for home use on patients with a history of previous preterm birth. Our rights to the monitors had been a material competitive advantage in marketing our uterine activity monitoring services. In 2001, the FDA reclassified the monitors from Class III into Class II devices, which makes substantially equivalent devices available to our competitors, without their having to receive pre-market approval. As part of the reclassification, the FDA may impose special controls on the use of such devices. Although these developments have not had a negative impact on our home uterine activity monitoring business, we cannot predict what future impact these changes may have.

 Patent positions are uncertain and involve complex legal, scientific and factual questions. Our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our products in development, there may be third parties who have patents or pending patents that they may claim prevent us from commercializing these products in certain territories. If our patent or other intellectual property rights or positions are infringed, challenged, invalidated, prevented or otherwise impaired, or we fail to prevail in any future intellectual property litigation, our business could be adversely affected.

Competition. The medical industry is characterized by rapidly developing technology and increased competition. In all our product and service lines, we compete with companies, both large and small, located in the United States and abroad. Competition is strong in all lines, without regard to the number and size of the competing companies involved. Certain of our competitors and potential competitors have significantly greater financial and sales resources than we do and may, in certain locations, possess licenses or certificates that permit them to provide products and services that we cannot currently provide.

  Although our Women’s Health segment is a leading provider in its market, with a market share of approximately 85%, our Women’s Health business and our disease management businesses compete with a large number of competitors. Competitors of our Women’s Health segment include national, regional and local home health agencies, hospitals and other companies devoted primarily to providing services for the management of maternity patients. Our disease management businesses compete with pharmaceutical companies, case management companies and other companies engaged principally in the business of providing disease management services for one or more diseases or conditions. Additionally, the disease management component’s pharmacy, laboratory and supplies operations compete with retail pharmacies, pharmacy benefit companies and traditional laboratories. These businesses compete on a number of factors, including quality of care and service, reputation within the medical community, scope of products and services, geographical scope and price.

   Competition in the diabetes product design, development and assembly component of our Health Enhancement segment also is based on quality, service and price. In addition, competition in research involving the development of new products and the improvement of existing products is particularly significant.

   We believe that our ability to offer customers an integrated, health enhancement solution of services across chronic medical conditions is an increasingly important competitive requirement. We believe that our clinical expertise, advanced technology and coordinated approach to patient services will enable our Women’s Health segment and the disease management component of our Health Enhancement segment to compete effectively. Similarly, we believe that the quality of Facet’s products, as well as its strong distribution system, value-added approach to customer service, and design and development expertise will continue to enable this business to maintain its significant market share, notwithstanding the highly competitive environment in which it operates. There can be no assurance, however, that we will not encounter increased or more effective competition in the future, which could limit our ability to maintain or increase our business or render some products and services we offer obsolete or non-competitive and which could adversely affect our operating results.

   Research and Development . Facet maintains a dedicated research and development staff at its headquarters in Marietta, Georgia. This business’s research and development activities are key factors in its ability to stay abreast of its competition.

   Program development and refinements in our Women’s Health segment and the disease management component of our Health Enhancement segment result from the cooperative efforts of the businesses’ information technology, clinical, operating and marketing staff.

The costs of all of our research and development efforts are charged to earnings when incurred. However, we capitalize development costs incurred for internal-use software under the provisions of AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Regulation and Healthcare Industry Changes. We are subject to extensive and frequently changing Federal, state, local and foreign regulation. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and third-party payors. We believe our current arrangements and practices are in material compliance with applicable laws and regulations. There can be no assurance that we are in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects.

Many states require providers of home health services such as our Women ' s Health segment, to be licensed as home health agencies and to have medical waste disposal permits. In addition, the operations of our pharmacy, laboratory and supplies business require us to be licensed as a pharmacy or durable medical equipment provider in several states. Our Matria Laboratories subsidiary is a licensed clinical laboratory in Kansas. Also, many states require QO, our cancer disease management subsidiary, to be licensed as a utilization review provider. Moreover, certain of our employees are subject to state laws and regulations regarding the ethics and professional practice of pharmacy and nursing. We may also be required to obtain certification to participate in governmental payment programs, such as Medicare and Medicaid. Some states have established Certificate of Need ( " CON " ) programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect our business.

Many of the products utilized by us for the provision of our services are classified as medical devices under the Federal Food, Drug and Cosmetic Act, or the FDC Act , and are subject to regulation by the FDA. In addition some of our services involve the use of drugs that are regulated by the FDA under the FDC Act. Although medical devices and drugs used by us are labeled for specific indications and cannot be promoted for any other indications, the FDA allows physicians to prescribe drugs and medical devices for such “off-label” indications under the " practice of medicine " doctrine. Negative publicity concerning the off-label use of drugs and devices may adversely affect our Women ' s Health segment ' s business. Our Facet business serves as an original equipment manufacturer for FDA regulated products which have to abide by current good manufacturing practice regulations. Our failure to comply with FDA requirements could result in FDA enforcement actions which could include, but are not limited to, recalls, warning letters, fines, injunctions, and criminal prosecution. Any such enforcement actions could have a material adverse effect on our business, financial condition and results of operations.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs electronic healthcare transactions and the privacy and security of medical records and other individually identifiable patient data. Healthcare providers and other affected entities had until April 2003 to comply with these privacy regulations. Further regulations establishing healthcare information security requirements have been issued with compliance required by April 2005. Any failure to comply with HIPPA could result in criminal penalties and civil sanctions.

Our businesses that provide products and services that are reimbursed by government payors, such as Medicare and state Medicaid, are subject to particularly pervasive regulation by those agencies. These regulations impose stringent requirements for provider participation in those programs and for reimbursement of products and services. For example, we are required to maintain documentation supporting our reimbursement claims, including, without limitation, physician orders or prescriptions, assignments of benefits and proofs of delivery. We are subject to periodic audits or investigation by the Centers for Medicare and Medicaid Services, or CMS and/or its intermediaries, of our compliance with those requirements, and any deficiencies found may be extrapolated to cover a larger number of reimbursement claims. Additionally, many applicable laws and regulations are aimed at curtailing fraudulent and abusive practices in relation to those programs. These rules include the illegal remuneration provisions of the Social Security Act (sometimes referred to as the " Anti-Kickback " statute), which impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient covered by a Federal healthcare program to a particular provider of healthcare products or services. Related Federal laws make it unlawful, in certain circumstances, for a physician to refer patients covered by Federal healthcare programs to a healthcare entity with which the physician and/or the physician ' s family have a financial relationship. Additionally, a large number of states have laws similar to the Federal laws aimed at curtailing fraud and abuse and physician " self-referrals. " These rules have been interpreted broadly such that any financial arrangement between a provider and potential referral source may be suspect. While we believe our existing arrangements are proper and do not include any allegedly improper practices, the government could take a contrary position or could investigate our practices.

In addition to the laws described above, the Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. HIPAA created two new Federal crimes: " Healthcare Fraud " and " False Statements Relating to Healthcare Matters. " The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Violation of these and other applicable rules can result in substantial fines and penalties, required repayment of monies previously recognized as income, as well as exclusion from future participation in government-sponsored healthcare programs.

There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable laws and regulations will not be challenged. The defense of any such challenge could result in adverse publicity, substantial cost to us and diversion of management ' s time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is sustained.

The Federal False Claims Act allows actions to be brought on the government ' s behalf by individuals under the Federal False Claims Act ' s " qui tam " provision. A qui tam claim has been filed against us alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies division of our Health Enhancement segment. As is required by law, the Federal government is conducting an investigation into the complaint to determine if it will intervene or join in this suit. We are cooperating fully with the investigation. The matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject us to repayment obligations or loss of reimbursement, exclusion from participation in Medicare or Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse effect on our financial position and results of operations. Defending a qui tam claim, even where there is little or no merit to the allegations, can be expensive and time consuming.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”), which was signed into law on December 8, 2003, (i) froze 2004 reimbursement rates for diabetes testing supplies at 2003 rates, (ii) provided for a reduction in rates beginning in 2005 equal to the percentage difference between the median amounts paid by the Federal Employees Health Benefit Plan in 2002 and the prices Medicare paid for these items in 2002, and (iii) provided for the introduction of competitive bidding on diabetes products in the 2007-2009 timeframe. The maximum adjustment for test strips and lancets appears to be 4.1% and 5.36%, respectively, but the actual percentage decrease in payment amounts for any particular provider will depend on the geographic distribution of its customers. The Act also provides for reduced reimbursement for respiratory drugs in 2004 and 2005. Although the Company believes it can compensate for the reductions in reimbursement rates through increased efficiencies and economies of scale, the Company cannot predict with certainty the impact of the reductions on the Company’s future revenues and results of operations. Moreover, although the Company believes it is well positioned to participate in the competitive bidding process, it would be premature to assess the impact of that process on our pharmacy, laboratory and supplies business. Certain other provisions of the Act may mitigate any adverse impact of the provisions described above. For example, the Act provides for Medicare coverage, beginning in 2005, for an initial physical examination and for regular diabetes screening tests, which may increase the incidence of diagnosis of diabetes and expand the Medicare market for testing supplies and other diabetes products. Moreover, the Act provides funding for disease management demonstration programs to be implemented in targeted geographic areas across the county, and indicates that if the programs are successful, the programs will be expanded nationwide.

Employees. As of December 31, 2003, we employed a total of 1,393 full-time employees and 59 regular part-time employees. In addition, we employ an additional 909 part-time clinical employees to provide, among other things, patient training and backup support on an “as needed” basis. None of our employees are represented by a union. We consider our relationship with our employees to be good.

Available Information .

    The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be made available free of charge on or through the Company’s website at www.matria.com as soon as reasonably practicable after the reports are filed with, or furnished to, the Securities Exchange Commission (the “Commission”). Matria’s Corporate Governance Guidelines and Code of Conduct are filed as an exhibit to this report. Waivers of the Guidelines or Code will be disclosed in an SEC filing on Form 8-K.

Item 2. Properties

    Our principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 77,705 square feet. The facility is leased through February 28, 2010. We also lease 58,800 square feet at 2161 NewMarket Parkway, Marietta, Georgia, for our call center operations.

    Additional properties also are leased for our other operations. The Women’s Health segment’s patient service centers are typically located in suburban office parks and range between 250 and 5,500 square feet of space with an average of approximately 1,500 square feet. Total square footage for these facilities is approximately 54,000 square feet. These facilities are leased for various terms through 2008. Additionally, the Women’s Health segment leases approximately 10,000 square feet for its customer support center.

    Facet’s assembly and packaging facility consists of approximately 70,000 square feet of office and warehouse space in McDonough, Georgia. The lease term on this facility will expire in 2008. Facet also occupies approximately 12,500 square feet of space in the Matria headquarters building. This lease expires on February 28, 2010. In addition, Facet leases a 200 square foot office in Northampton, England under a lease that expires in August 2004 with automatic annual renewals.

    The pharmacy and supplies component of our Health Enhancement segment maintains its United States headquarters in Roanoke, Virginia, where its facility consists of approximately 32,000 square feet of office and warehouse space, which is leased through August 2006. The Santa Ana, California operation of this business leases approximately 7,000 square feet of office and warehouse space, under a lease that expires in March 2008. Matria Labs leases approximately 6,000 square feet of space in Lenexa, Kansas through May 31, 2005.

    Our foreign disease management operations lease office facilities in Neumünster and Dresden, Germany, consisting of approximately 3,000 and 8,000 square feet, respectively. The Neumünster facility, which also includes warehouse space, is leased through July 2004. The Dresden facility, which also houses a retail shop, is leased for a term expiring in 2005. The business also leases an approximately 900 square foot office, warehouse and training facility in Kobande, Germany under a lease expiring in July 2004. In addition, this business operates numerous retail, training and footcare facilities throughout Germany in leased space ranging from 100 to 1,700 square feet with remaining lease terms of two years or less. The business also leases warehouse space throughout Germany ranging from 125 to 6,300 square feet under leases with terms expiring in two years or less.

     QO has four locations totaling approximately 26,500 square feet, with its main call center facility located in Sunrise, Florida. These facilities have lease terms expiring on various dates through June 2009. Certain of our information technology departments occupy offices of approximately 12,300 square feet in Alpharetta, Georgia, with a lease term expiring December 2006.

     These facilities are generally in good condition, and we believe that they are adequate for and suitable to our requirements.

Item 3. Legal Proceedings

    We have learned that a qui tam action has been filed in the United States District Court for the Western District of Virginia by an unknown person(s) alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies division of the Company’s Health Enhancement segment. Because the action is still under seal, we do not know the date the suit was instituted, the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene in this suit. We intend to cooperate fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation.

    We are subject to various legal claims and actions incidental to our business and the businesses of our predecessors, including product liability claims and professional liability claims. As did our predecessors, we maintain insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) additional suits will not be filed against us in the future, (ii) our prior experience with respect to the disposition of litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future. There are no other pending legal or governmental proceedings to which we are a party that we believe would, if adversely resolved, have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Special Item. Executive Officers of the Company

    The following sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position with the Company

Parker H. Petit	64	Chairman of the Board and Chief Executive Officer
Thomas S. Hall	43	President and Chief Operating Officer
Stephen M. Mengert	54	Vice President – Finance and Chief Financial Officer
Yvonne V. Scoggins	54	Vice President – Financial Planning and Analysis
Roberta L. McCaw	48	Vice President – Legal, General Counsel and Secretary
Thornton A. Kuntz, Jr.	50	Vice President – Administration

     The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     Mr. Petit has served as Chairman of the Board since the merger between Healthdyne Maternity Management and Tokos Medical Corporation, Chief Executive Officer since October 5, 2000 and President from October 5, 2000 to February 22, 2003. In addition, he served as a member of the three-person Office of the President in 1997. Mr. Petit was the founder of Healthdyne, Inc. and served as its Chairman of the Board of Directors and Chief Executive Officer from 1970 until the stock of the last of its operating subsidiaries was distributed to its shareholders in 1996. Mr. Petit is also a director of Intelligent Systems Corp. and Logility, Inc.

    Mr. Hall has been President and Chief Operating Officer since February 22, 2003 and previously served as Executive Vice President and Chief Operating Officer of the Company from October 22, 2002 to February 22, 2003. From 2000 to 2002, he was President and Chief Executive Officer of TSH & Associates, an independent consulting and management services company. From 1997 to 1999, Mr. Hall held executive positions that included President of ADP TotalSource, a division of Automated Data Processing, Inc. (ADP).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

(a) Market Information. Matria’s common stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market (“NASDAQ”) under the symbol “MATR”.

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria common stock as quoted on NASDAQ from January 1, 2002 through December 31, 2003:

Quarter	.	Low	.	High

2002

First		$ 15.75		$ 40.00
Second		7.00		25.59
Third		5.89		9.15
Fourth		6.25		12.80

2003

First		$ 6.70		$ 11.25
Second		9.75		17.74
Third		14.41		22.44
Fourth		15.97		22.35
.

(b) Holders. The approximate number of stockholders of the Company as of March 1, 2004 was 1,750 record holders and 5,500 street holders.

(c) Dividends. Matria has not paid any cash dividends with respect to its common stock and does not intend to declare any dividends in the near future. The Company is a party to a Loan and Security Agreement and an Indenture, each of which contains covenants restricting the payment of dividends on and repurchases of the Company’s common stock.

    (d) Equity Compensation Plan Information.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2003.

Plan Category	.	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	.	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	.	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1 st Column)	.

Equity compensation plans approved by security holders		1,640,746		$ 15.93		221,019	(1)
Equity compensation plans not approved by security holders (2)		82,106		$ 21.72		--

Total		1,722,852		$ 16.21		221,019

(1)    Includes securities available for future issuance under shareholder approved compensation plans as follows: 55,506 shares under the 2002 Stock Incentive Plan, 3,125 shares under the 2001 Stock Incentive Plan, 67,708 shares under the 2000 Directors’ Non-qualified Stock Option Plan, 6,075 shares under the 2000 Stock Incentive Plan, 432 shares under the 1997 Stock Incentive Plan and 4,001under the 1996 Stock Incentive Plan. Also includes 84,172 shares that remain available for purchase under the 2002 Stock Purchase Plan.

(2)    This total includes options for: (1) 15,000 shares granted to Robert F. Byrnes, former President and CEO of the Company, on October 1, 1997 pursuant to the terms of a settlement agreement between Mr. Byrnes and the Company. These options were immediately exercisable by Mr. Byrnes. (2) 25,908 shares granted to certain key employees (other than executive officers) on October 20, 1997 and 20,000 shares granted to non-employee members of the Company’s Board of Directors on February 24, 1998. All of these options were granted at exercise prices which were the fair market value of a share of the Company’s stock on the date of grant and all expire ten years from the date of the grant. The October 20, 1997 grants vested 33% a year and became exercisable on October 20, 2000. The February 24, 1998 grants vested on February 24, 1999. (3) 21,198 shares assumed by the Company in connection with the acquisition of MarketRing, which options were granted by MarketRing under the MarketRing 1999 Stock Option and Stock Appreciation Rights Plan prior to the acquisition. The exercise price for these options, originally set by MarketRing, has been determined by reference to the exchange ratio prescribed for converting shares of MarketRing common stock into shares of the Company’s common stock pursuant to the acquisition. The assumed options generally vest in increments of 25% annually, beginning on the second anniversary of the date of grant, with such options expiring five to ten years from the date of grant or upon termination of employment.

Item 6. Selected Financial Data

    The following sets forth selected consolidated financial data with respect to the Company’s operations. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto. The statement of operations data for the five years ended December 31, 2003 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

	Years Ended December 31,

	2003	2002	2001	2000	1999

		(In thousands, except per share data)
Consolidated statements of operations data:

Revenues (1)	$326,847	$277,631	$263,983	$225,767	$ 231,739
Earnings (loss) from continuing operations (2)(3)(4)(5)	7,306	(15,644)	7,925	13,694	31,366

Earnings (loss) from continuing operations per common share:
Basic	$ 0.72	$ (1.68)	$0.78	$ 1.10	$ 3.05
Diluted	0.71	(1.68)	0.76	1.05	2.82

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated balance sheets data:

Total assets	$333,482	$291,407	$260,623	$268,850	$285,713
Long-term debt, excluding current installments	121,070	118,215	114,575	76,996	91,090
Redeemable preferred stock	--	--	--	41,446	41,005

(1) Revenues in 1999 included clinical patient records software and services and infertility practice management services. Revenues in 2002 and 2003 include Quality Oncology, Inc., acquired October 2002. See Notes to Consolidated Financial Statements included herein.

(2) In 2002, the Company recorded a charge of $14,247 in connection with the termination and restructuring of the split-dollar life insurance plan. See Notes to Consolidated Financial Statements included herein.

(3) As a result of implementing Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in January 2002, the Company discontinued amortization of goodwill in 2002. Amortization of goodwill was approximately $9,267, $9,243 and $8,879 in 2001, 2000 and 1999, respectively.

(4) Restructuring charges in 2000 of $1,599 relate to costs of exiting the clinical patient records software business. Restructuring charges in 1999 of $4,241 relate to exit costs, including future lease payments, severance and capital equipment write-downs, of closing selected monitoring facilities of the Women's Health segment.

(5) Other income for 2000 and 1999 included gains on sales of short-term investments of $6,077 and $17,349, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the other financial information and consolidated financial statements and related notes appearing elsewhere in this Annual Report. The discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in this Annual Report. The historical results of operations are not necessarily indicative of future results.

Executive Overview

    We provide comprehensive, integrated disease management services and related products that offer cost-saving solutions for many of the most costly medical conditions and chronic diseases, including diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, depression, chronic pain and hepatitis C. We emphasize a multidisciplinary approach to care that involves our clinicians working with physicians to oversee the adherence to treatment plans. We focus on the management of patients between visits to their physician, the improvement of the patient’s compliance with the physician’s care plan and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. We have invested heavily in disease management information technology, call center infrastructure, a national network of skilled multidisciplinary clinicians and supply distribution channels to serve this critical aspect of patient care.

    We have two reportable business segments: Health Enhancement and Women’s Health.

  Health Enhancement. Our Health Enhancement segment provides disease management programs and related pharmacy, laboratory and supplies services. The disease management services target patients with chronic diseases or other high cost medical conditions, those at risk of developing such a health problem and the emerging pharmaceutical market in support of complex drug therapies. In addition, the segment offers diabetes disease management services and supplies in Germany and includes Facet Technologies, a leading designer, developer, assembler and distributor of products for the diabetes market. Facet serves large medical device manufacturers and distributors of blood glucose test kits and other point of care test kits, with an estimated 40% to 50% of the world market share in standard lancets, lancing devices and safety lancets used by diabetes patients to obtain blood samples for testing blood glucose levels.
  Women’s Health. Our Women’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. In addition, we recently announced a strategic initiative to provide services for infants and children through neonatal intensive care case management and delivery of specialty pharmaceuticals.
Our disease management customers include primarily Fortune 1000 employers, health plans, Medicare and Medicaid programs, pharmaceutical companies and patients.

Industry Factors

Total healthcare spending in the United States is expected to exceed $1 trillion in 2004, with predictions that healthcare spending may further double by 2011. According to the Centers for Disease Control, a majority of that spending is attributed to the more than 125 million Americans suffering from chronic diseases. In particular, patients with chronic conditions account for 96% of all home healthcare visits, 88% of all prescriptions, 76% of all in-patient hospital stays and 72% of all physician visits. Moreover, healthcare spending to treat chronic diseases is rapidly rising due to noncompliant patients, uninformed patients who select expensive drug therapies, lack of coordinated systems and protocols to track and follow-up with high-acuity patients and the inability of medical professionals to fully address the day-to-day challenges faced by their patient populations. These trends are causing healthcare industry participants to focus on solutions that lower costs through improved patient health and outcomes.

Employers are especially affected by these trends. In addition to double digit increases in direct healthcare costs, employers are experiencing an increase in indirect costs associated with absenteeism and other lost employee productivity. The National Academy on Aging has found that chronic diseases are now recognized as a major source of lost productivity, estimating that the total dollar loss from chronic conditions ranges from $200 billion to $300 billion annually. Employers are seeking solutions to the impact healthcare is having on their profit margins and the additional financial burden being placed on their employees through increased premiums, co-pays, coinsurance and deductibles. Employers are more proactive in their management of healthcare costs and increasingly view disease management as a meaningful and effective tool to address their healthcare problems.

The Medicare program has also been significantly affected by the rising costs of healthcare due to the general aging of the population and the increased prevalence of chronic and high cost conditions among the elderly. Studies have shown that a relatively small number of beneficiaries with certain chronic illnesses — asthma, diabetes, congestive heart failure and related cardiac conditions, hypertension, coronary artery disease, cardiovascular and cerebrovascular conditions, and chronic lung disease — account for a disproportionate share of Medicare fee-for-service expenditures. Patients with these conditions typically receive fragmented care from providers at multiple sites, and require repeated hospitalization. Pursuant to recent Medicare reform legislation, disease management demonstration programs will be established in ten regions of the country to test whether providing coordinated-care services to Medicare fee-for-service beneficiaries with complex chronic conditions can yield better clinical outcomes without increasing program costs. The federal government has indicated that it will select private providers to implement the programs. In addition, a number of states are pursuing disease management pilots in their Medicaid programs. Recently, the Centers for Medicare and Medicaid Services, or CMS, issued a release urging states to adopt disease management programs and announcing the availability of federal matching funding.

Business Strategy

Our goal is to further expand our position as a leading provider of disease management services. We seek to achieve this goal by pursuing the following strategies:

Capitalize on our Position as an Industry Leader in the Disease Management Market. We believe our extensive experience, established infrastructure and list of existing customers provide us a significant competitive advantage as we seek to capitalize on the growing market for disease management. We have more than 15 years of experience in providing disease management and related services. Our established infrastructure includes our proprietary TRAX TM technology platform, call center operations located throughout the United States, supply distribution channels and a national network of skilled multi-disciplinary clinicians.

Leverage Our TRAX TM Technology. We will continue to make significant investments in TRAX TM in order to better identify patients for intervention and improve treatment plans for these identified patients. A major challenge of disease management programs is to link the design and monitoring of treatment plans with the actual clinical services and fulfillment of drugs and related supplies. We believe that our TRAX TM technology platform is uniquely capable to address this issue and to coordinate both treatment objectives and treatment activities.

Further Penetrate All Key Segments of the Growing Disease Management Market. We intend to expand our customer base within the employer, health plan, Medicare, Medicaid and pharmaceutical markets.

  Employers. We have identified this sector as a prime customer target as employers seek to improve employee productivity by reducing absenteeism and other forms of lost productivity. We have experienced a significant increase in demand for our disease management services among employer clients, having been awarded several new employer accounts since September 2003.
  Regional and National Health Plans. Although health plans have been in the medical management business for several years, they increasingly are seeking disease management as an opportunity to minimize medical cost inflation.
  Medicare. We expect to be in a position to bid on Medicare disease management programs in the latter part of 2004, emphasizing the breadth of our disease management programs and our TRAX TM technology platform in order to be selected as a provider for portions of this Medicare business.
  Medicaid. In August 2003, we entered into an agreement with Pfizer Inc.’s Health Solutions Group to provide disease management services to state Medicaid programs under contract with Pfizer. Although Pfizer has not yet been awarded a contract that would require our services, we believe this alliance represents a significant market opportunity. We intend to pursue participation in state programs encouraged by CMS in its recent announcement.
  Pharmaceutical Companies. We recently implemented a contract with Schering Plough Corp. to provide disease management services for patients infected with the hepatitis C virus. The program helps patients complete their individualized Peg-Intron therapy regimen, providing their best chance for achieving sustained viral response.

    Continue to Expand Our Service Offering. We believe that the ability to offer customers an integrated, health enhancement solution of services across multiple chronic medical conditions is an increasingly important competitive requirement. We are continuously seeking to expand our product and service offerings. For example, we entered the cancer disease management field by acquiring Quality Oncology in 2002, and in 2003 we developed our depression and low back pain management programs and expanded our case management services through the acquisition of Options Unlimited.

    Cross-Selling Within Our Company . We believe there is a significant opportunity to expand our disease management business by cross-selling other products and services to existing customers as they realize the cost savings and better patient outcomes that our programs provide.

Our disease management programs included 14.2 million covered lives as of December 31, 2003 compared with 7.2 million and 3.0 million as of December 31, 2002 and 2001, respectively. In the fourth quarter of 2003, we announced our plans to initiate disease management programs with a number of employers and health plans prior to the end of the first quarter of 2004. In addition, the pipeline of employer and health plan accounts in various stages of discussions is more than double the prior year. While the magnitude of growth in new accounts provides us with challenges, we have an established framework for assisting employers and health plans in managing and integrating their disease management programs. We have expansion capacity in our call centers and have continued the rapid development of our TRAX TM technology platform and capabilities for the disease management processes and related connectivity and integration. We do not foresee any abnormal pricing pressure relative to our disease management programs over the next year.

Medical statistics indicate that one in eight births is preterm, with that number on the rise. Preterm delivery is the leading cause of neonatal mortality and birth-related morbidity and results in significantly higher cost than full-term pregnancies. Our Women’s Health segment’s services have proven effective in extending pregnancy and reducing costs. However, the reimbursement rates have been decreasing for such services, and patient access to services that manage high-risk pregnancies has been reduced.

Acquisitions and Expansion of Services

We recently announced a strategic initiative to provide services for infants and children through neonatal intensive care case management and delivery of specialty pharmaceuticals. In connection with this initiative, we are changing the name of our Women’s Health segment to Women’s and Children’s Health in 2004.

In August 2003, our Women’s Health segment expanded its service offering to include 17P administration service for women at risk for recurrent preterm delivery. 17P, a drug therapy that may prolong pregnancy, is being increasingly prescribed by physicians.

In August 2003, we entered into an agreement with Pfizer, Inc.’s Health Solutions Group to provide disease management services to State Medicaid programs under contract with Pfizer. Although Pfizer has not yet been awarded a contract that would require our services, we believe this alliance represents a significant opportunity.

Effective October 1, 2003, we purchased certain assets of Options Unlimited Comprehensive Rehabilitative Services, Inc., Options Unlimited, a healthcare and disability management firm specializing in case and utilization management for health plans, third-party administrators and employers. We are integrating Options Unlimited’s case and utilization management services with our existing disease management services and offering these services to health plans and employers.

    In December 2003, we entered into a contract with Schering Plough Corporation to provide disease management services for individuals infected with the hepatitis C virus who are being treated with Schering Plough’s drug therapy.

    We acquired three new businesses in 2002. In February, we acquired certain assets of ChoicePoint Health Systems, Inc. (“ChoicePoint”), a direct-to-consumer laboratory testing facility headquartered in Kansas, which serves the diabetes, cardiovascular and hypertension patient populations. These assets are held by our subsidiary, Matria Laboratories, Inc., or Matria Labs. In June, we acquired MarketRing.com, Inc., MarketRing, a healthcare information technology company. MarketRing has certain proprietary technology that we had previously licensed and currently utilize with our TRAX ä disease management system. We intend to utilize this technology to facilitate the development of sophisticated website portals for patients, physicians, payors and employers under our current and future disease management contracts. Our financial statements include the operations of Matria Labs effective February 7, 2002 and those of MarketRing commencing on June 14, 2002.

    On September 30, 2002, we completed our acquisition of all of the issued and outstanding stock of Quality Oncology, Inc., or QO, a national provider of cancer disease management programs, from LifeMetrix, Inc., or LifeMetrix. This acquisition broadened our capability to offer health plans and employers a single source for multiple disease management services. In this acquisition, we also acquired from LifeMetrix its Integrated Care Management System and its rights in Cancerpage.com™ and other assets related to its cancer disease management business. Results of operations of QO were reflected in our financial statements effective October 1, 2002.

    In April 2002, we introduced our cardiovascular disease management program, which includes the management of patients afflicted with coronary artery disease and congestive heart failure.

    In November 2002, we added disease management programs for depression and chronic pain to our service offerings.

    In February 2001, we sold the business and certain assets of Quality Diagnostic Services, Inc., or QDS, a cardiac event monitoring company. Our consolidated financial statements reflect QDS as a discontinued operation for all periods presented.

    Components of Revenues and Expenses

    Revenues - Revenues for our Women’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. Our Health Enhancement segment provides services through its patient service centers, provides supplies to patients primarily on a mail-order basis, and designs, develops, assembles, packages and distributes diabetes products. Revenues for services are recognized when services are provided, and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual allowances and other discounts.

    Our clinical services and our supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenue in the balance sheet and revenue is recognized as services are performed.

    In 2003, our revenues were derived from the following types of customers: approximately 48% from third-party private payors (including employers and pharmaceutical companies), 22% from original equipment manufacturers and distributors, 16% from foreign healthcare systems and 14% from domestic government payors.

    Cost of Revenues - Cost of revenues consists primarily of clinical labor and supplies related to the provision of services, cost of materials purchased and labor in the assembly and distribution operations.

    Selling and Administrative Expenses - Selling and administrative expenses include salaries, incentives, benefits and related expenses for personnel in sales, customer service and administrative activities, facility and marketing costs and legal, accounting and other professional fees.

Results of Operations
2003 Compared to 2002
The following table summarizes key components and variations in our financial statements to facilitate understanding of our results of operations. An explanation of the results follows the table.

	2003	2002	Variance	Variance %

	(Amounts in thousands)
Revenues	$326,847	$277,631	$49,216	17.7%
Health Enhancement	232,453	179,535	52,918	29.5%
Women's Health	94,423	98,158	(3,735)	(3.8)%
Cost of revenues	190,923	164,298	26,625	16.2%
% of revenues	58.4%	59.2%
Health Enhancement	148,350	120,816	27,534	22.8%
% of revenues	63.8%	67.3%
Women's Health	42,602	43,544	(942)	(2.2)%
% of revenues	45.1%	44.4%
Selling and administrative expenses	101,837	91,970	9,867	10.7%
% of revenues	31.2%	33.1%
Charges from termination of retirement plan	-	14,247	(14,247)
Provision for doubtful accounts	8,609	9,955	(1,346)	(13.5)%
% of revenues	2.6%	3.6%
Interest expense	14,327	14,042	285	2.0%
Other income (expense), net	1,457	(3,119)	4,576
Earnings (loss) from continuing operations before income taxes	12,532	(20,144)	32,676
Income tax (expense) benefit	(5,226)	4,500	(9,726)

Revenues increased $49.2 million, or 17.7%, in 2003 compared to 2002. This increase resulted from strong growth in our Health Enhancement segment, where revenues increased $52.9 million, or 29.5%. Of this increase, $12.7 million, or 7.1%, was attributable to the acquisition of QO, effective October 2002. The remaining growth was attained primarily in the disease management component of this segment, which experienced an additional $32.6 million increase over 2002. The increase was due to a higher volume of mail-order shipments of supplies, an increase in covered lives of new and existing accounts, along with a favorable exchange rate impact. In addition, Facet’s revenues increased $7.3 million over the prior year, primarily due to higher sales volume. Revenues in our Women’s Health segment decreased $3.7 million, or 3.8%, in 2003 compared to 2002 due primarily to a continued decline in the patient census for preterm labor management services and lower rates of revenue per day of service in 2003. Health plans have been limiting patient access to services that manage high-risk pregnancies.

Cost of revenues as a percentage of revenues decreased to 58.4% in 2003 from 59.2% in 2002. The cost of revenues as a percentage of revenues in our Health Enhancement segment decreased due to the following factors: the effects of our acquisition of QO, whose cost of revenues as a percentage of revenues was lower than for other components of this segment; improved margins in disease management services due to the leveraging impact of higher revenues; and the effect of higher revenue and improved margins in the pharmacy and supplies division related to operational efficiencies. The decreases in our Health Enhancement segment were partially offset by an increase in the cost of revenues as a percentage of revenues in our Women’s Health segment. The Women’s Health increase in cost of revenues as a percentage of revenues was primarily the result of a change in the patient drug therapy mix and lower rates of revenue per day of service in 2003.

    Selling and administrative expenses as a percentage of revenues decreased to 31.2% in 2003 from 33.1% in 2002. The decrease in this percentage was primarily due to special items in 2002. Selling and administrative expenses in 2002 included a non-cash charge of $2.5 million related to the retirement of a $3.5 million note receivable from a former executive. The note, which was acquired from a predecessor organization and matured on June 30, 2002, stipulated that the balance could be settled in full by surrender of collateral consisting of 125,000 shares of our common stock, generating a charge equal to the difference between the book value of the note and the closing market value on June 30, 2002 of the 125,000 shares. Selling and administrative expenses for 2002 also included $2.9 million of severance costs. Other fluctuations in 2003 and 2002 generally offset each other. In 2002, we also experienced high customer service and other costs associated with manually tracking business processes resulting from the software flaws encountered upon implementation of a new information system in the pharmacy, laboratory and supplies component of our Health Enhancement segment in October 2002. Costs related to supporting the growth in revenue, particularly in the disease management area, were higher in 2003, offsetting the reduction in customer service and other costs from those in 2002.

On December 31, 2002, we terminated and restructured our split-dollar insurance retirement plan for certain former and current employees and recorded charges totaling approximately $14.2 million. The decision to terminate the program, which utilized split-dollar life insurance as the funding mechanism, was prompted in part by concerns that such a vehicle may no longer be permitted for some current officers under certain provisions of the Sarbanes-Oxley Act of 2002, as well as anticipation that additional funding, in excess of amounts originally contemplated, would have been required under the former plan. The plan was terminated for the group including certain former employees and Matria’s Chairman and Chief Executive Officer. The plan for the other current employees was replaced by a Supplemental Executive Retirement Plan. The expense of $14.2 million recognized in 2002 represents the net present value of the targeted benefits under the plan (including tax mitigation amounts) of approximately $13.6 million, and $575,000 related to transaction costs and the net shortfall in the refund of cumulative premiums paid by us. We satisfied our obligations to participants by relinquishing our collateral interests in the split-dollar policies and through net incremental payments of approximately $3.1 million (the effect of which was mitigated by the elimination of future premium obligations of $3.7 million).

We provide for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts was 2.6% of revenue in 2003 compared with 3.6% of revenues in 2002. The provision for 2002 included an addition to reserves of $2.0 million, which increased the provision for doubtful accounts for both segments. The provision for doubtful accounts as a percentage of revenues in our Health Enhancement segment was 2.3% in 2003, compared to 2.6% in 2002. The provision for doubtful accounts as a percentage of revenues in our Women’s Health segment was 3.4% in 2003, compared to 5.4% in 2002. Collection experience in our Women’s Health segment is trending favorably resulting in a decrease in the provision in 2003. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

Interest expense increased by $285,000, or 2.0%, in 2003 compared to 2002 due to a higher average outstanding debt balance offset somewhat by a lower average interest rate. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness was 11.51% and 11.89% for 2003 and 2002, respectively.

Other income (expense), net, included income of $1.5 million for 2003 compared to expense of $3.1 million for 2002. 2003 included income from favorable currency adjustments on a euro denominated receivable, joint ventures, royalties, collections of accounts receivable of a former business that had previously been written off and other miscellaneous items. Other expense in 2002 included the write-off of approximately $2.5 million related to the original Trax ™ platform, which was made obsolete due to the latest generation of this software, which was put into production on July 1, 2002. The 2002 amount also included a charge of $692,000 to write-off unamortized loan origination costs associated with the cancellation of our former bank credit agreement (see “Liquidity and Capital Resources” below where the replacement facility is discussed).

The income tax expense of $5.2 million for 2003 reflected a higher expense than the statutory rate due to state income taxes, various non-deductible permanent differences between tax and financial reporting and a higher foreign income tax rate. The income tax benefit of $4.5 million for 2002 reflected a lower benefit than the statutory tax rate due to state income taxes and various non-deductible permanent differences between tax and financial reporting. Cash outflows for income taxes in 2003 and 2002 totaled $1.2 million and $247,000, respectively, being comprised of federal alternative minimum taxes, state and foreign taxes. As of December 31, 2003, our remaining net operating losses of $72.6 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income.

2002 Compared to 2001
The following table summarizes key components and variations in our financial statements to facilitate understanding of our results of operations. An explanation of the results follows the table.

	2002	2001	Variance	Variance %

	(Amounts in thousands)
Revenues	$277,631	$263,983	$13,648	5.2%
Health Enhancement	179,535	159,872	19,663	12.3%
Women's Health	98,158	104,234	(6,076)	(5.8)%
Cost of revenues	164,298	145,685	18,613	12.8%
% of revenues	59.2%	55.2%
Health Enhancement	120,816	103,955	16,861	16.2%
% of revenues	67.3%	65.0%
Women's Health	43,544	41,853	1,691	4.0%
% of revenues	44.4%	40.2%
Selling and administrative expenses	91,970	76,249	15,721	20.6%
% of revenues	33.1%	28.9%
Charges from termination of retirement plan	14,247	-	14,247
Provision for doubtful accounts	9,955	7,575	2,380	31.4%
% of revenues	3.6%	2.9%
Amortization of intangible assets	560	9,827	(9,267)
Interest expense	14,042	10,392	3,650	35.1%
Other income (expense), net	(3,119)	(639)	(2,480)
Earnings from continuing operations before income taxes	(20,144)	14,000	(34,144)
Income tax (expense) benefit	4,500	(6,075)	10,575
Discontinued operations	(682)	(1,240)	558

Revenues increased $13.6 million, or 5.2%, in 2002 compared to 2001. This increase resulted from growth in our Health Enhancement segment, where revenues increased $19.7 million, or 12.3%. The disease management component of this segment contributed revenue growth in excess of 20% in 2002, while Facet’s revenues were slightly lower in 2002 compared to 2001. Revenues in our Women’s Health segment decreased $6.1 million, or 5.8%, in 2002 compared to 2001 due primarily to a decline in the patient census for preterm labor management services.

Cost of revenues as a percentage of revenues increased to 59.2% in 2002 from 55.2% in 2001. The increase in this percentage was due to a significant price increase in one of the primary drugs used in the preterm labor management program of our Women’s Health segment, combined with a change in this segment’s patient drug therapy mix. Also, cost of revenues as a percentage of revenues increased in the Facet division of our Health Enhancement segment due to packaging inefficiencies experienced prior to the installation of a new automated packaging line in July and August 2002, and in the disease management component of this segment due to additional labor costs incurred during the implementation phase of new disease management contracts. Facet also experienced higher costs of revenues as a percentage of revenues due to price concessions provided to customers that exceeded supplier cost reductions.

    Selling and administrative expenses as a percentage of revenues increased to 33.1% for 2002 compared to 28.9% for 2001. Selling and administrative expenses in 2002 included a non-cash charge of $2.5 million related to the retirement of a $3.5 million note receivable from a former executive acquired from a predecessor organization and $2.9 million of severance costs, contributing to approximately half of the percentage increase. The remainder of the increase in this percentage was primarily due to increases in customer service and other costs associated with manually tracking business processes resulting from the software flaws encountered upon implementation of the new information system in the pharmacy, laboratory and supplies component of our Health Enhancement segment in October 2002. This percentage also increased in 2002 because of higher amortization of direct-response advertising costs and increased customer service expenses needed to support higher revenue levels in our Health Enhancement segment. Selling and administrative expenses as a percentage of revenue decreased in our Women’s Health segment in 2002 compared to 2001 due to consolidation of patient service centers.

     On December 31, 2002, we terminated and restructured our split-dollar insurance retirement plan for certain former and current employees and recorded charges totaling approximately $14.2 million.

We provide for estimated uncollectible accounts as revenues are recognized. The provision for 2002 included an addition to reserves of $2.0 million, which increased the provision for doubtful accounts for both segments. As a result, the provision for doubtful accounts as a percentage of revenues in our Health Enhancement segment was 2.6% in 2002, compared to 1.5% in 2001. The provision for doubtful accounts as a percentage of revenues in our Women’s Health segment was 5.4%, compared to 5.0% in 2001. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

As a result of implementing Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets , in January 2002, we discontinued amortization of goodwill in 2002. Amortization of goodwill was approximately $9.3 million in 2001.

Interest expense increased by $3.7 million, or 35.1%, in 2002 compared to 2001 due to having a full year’s interest on our 11% senior notes in 2002 compared to approximately six months of interest in 2001 (issued in July 2001) and lesser principal amounts outstanding at a lower average interest rate under our former bank credit facility in the first half of 2001. The proceeds from our senior notes were used to repay all amounts outstanding in July 2001 under the bank credit facility and to repurchase all shares of preferred stock (and thereby eliminate their dividend requirements), common stock warrants and subordinated acquisition notes. This increase was net of the $1.5 million benefit in 2002 and $633,000 benefit in 2001 from our interest rate swap arrangements (discussed below in “Liquidity and Capital Resources”). The weighted average interest rate on outstanding indebtedness was 11.89% in 2002 and 10.70% for 2001.

Other income (expense) for 2002 included the write-off of approximately $2.5 million related to the original Trax Ô platform, which was made obsolete due to the latest generation of this software, which was put into production on July 1, 2002. The 2002 amount also included a charge of $692,000 to write-off unamortized loan origination costs associated with the cancellation of our former bank credit facility.

The income tax benefit of $4.5 million for 2002 reflected a lower benefit than the statutory tax rate due to state income taxes and various non-deductible permanent differences between tax and financial reporting. The tax provision recorded for 2001 was $6.1 million. Cash outflows for income taxes in 2002 and 2001 totaled $247,000 and $1.2 million, respectively, being comprised of federal alternative minimum taxes, state and foreign taxes.

    The operating results of our former Cardiovascular segment, QDS, have been reported, net of tax, as discontinued operations. In 2001, we reflected an estimated loss from discontinued operations and a loss on disposal of discontinued operations totaling approximately $1.2 million. An additional loss of approximately $700,000 was recorded in 2002 as a result of greater than expected costs of collection and lower than expected cash receipts from the retained receivables.

Uncertainties
We have learned that a qui tam action has been filed alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies division of our Health Enhancement segment. Because the action is still under seal, we have not been provided detailed information regarding the allegations. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene in this suit. We intend to cooperate fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject us to repayment obligations or loss of reimbursement, substantial fines or penalties and other sanctions, which could have a material adverse effect on our financial position and results of operations. Sales to patients covered by Medicare constitute less than 10% of our total revenues in 2003.

For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1 of this Report.

Liquidity and Capital Resources
     As of December 31, 2003, we had cash and short-term investments of $9.0 million. Net cash provided by continuing operations decreased from $19.9 million in 2002 to $12.0 million in 2003. The improvement from earnings from continuing operations was more than offset by fluctuations in working capital components, primarily increases in accounts receivable and reduced increases in accounts payable, accrued and other liabilities, somewhat offset by a reduced increase in inventory levels compared to the prior year. Net cash provided by continuing operations was $7.9 million in 2001.

Our accounts receivable days’ sales outstanding, or DSO, were 65 days as of December 31, 2003 compared to 62 days as of December 31, 2002. The 2003 DSO amount consists of 64 days for our Health Enhancement segment and 68 days for our Women’s Health segment.

In 2002, we terminated previous interest rate swap agreements and received proceeds from the counter party banks of $3.1 million, which is being amortized into income as a reduction of interest expense over the remaining term of our senior notes (through May 2008).

Net cash flows provided by operating activities related to the discontinued operations of QDS were $128,000, $642,000 and $3.1 million in 2003, 2002 and 2001, respectively. The amounts represent collections of accounts receivable, less payments of salary costs of personnel retained to collect the accounts receivable and other costs.

Investing Activities

Net cash provided by (used in) investing activities totaled $(12.9) million in 2003, $(19.6) million in 2002 and $9.7 million in 2001. Capital expenditures of $11.5 million in 2003, $16.1 million in 2002 and $8.4 million in 2001 relate primarily to the replacement and enhancement of computer information systems. The increase in capital expenditures in 2002 was due to the implementation of the new $8 million information system in the pharmacy, laboratory and supplies component of our Health Enhancement segment.

The 2003 cash used in investing activities included $603,000 related to our acquisition of Options Unlimited. The 2002 cash used in investing activities included $3.5 million for the acquisition of two businesses. In February, we acquired certain assets of ChoicePoint’s lab business for $650,000 in cash. After a 120-day period, ChoicePoint reimbursed us $143,000 under a guarantee of collection of acquired accounts receivable. On September 30, 2002, we acquired QO for initial consideration of approximately $20 million, consisting of $3 million in cash and approximately 890,000 shares of common stock. The common stock is reflected on our balance sheet at a price of $18.818 per share. The price is the 5-day average of the closing stock prices between June 3 and June 7, 2002, based on a measurement date of June 5, which was the date that the closing stock price fell below the $19.148 minimum price in the purchase and sale agreement and the number of shares became fixed. An additional 42,000 shares were issued in February 2003 pursuant to a purchase price adjustment. Additional consideration will be paid in 2004 based upon QO’s 2003 operating results. Management currently estimates that the additional consideration will be approximately $20.5 million. However, the final amount may be adjusted based on results of a final audit and resolution. The additional consideration will be payable, at our option, in cash, common stock or a combination thereof, provided that the lesser of 20% of the payment or $10 million must be paid in cash. While management has the option to issue common stock and will continue to evaluate its payment alternatives, management currently intends to pay the contingent consideration in cash. Therefore, no adjustment has been made to the number of shares considered in calculating net earnings per diluted common share. In 2003 and 2002, we recorded goodwill of approximately $21.3 million and $19.3 million, respectively, in connection with this transaction.

In addition, we acquired MarketRing in June 2002 in a non-cash transaction. Matria’s Chairman and Chief Executive Officer and four other directors of Matria were stockholders of MarketRing. The terms of the MarketRing acquisition were negotiated by an independent committee of our Board of Directors and approved by the vote of our disinterested directors. The purchase price was paid by the issuance of approximately 268,000 shares of common stock valued at approximately $3.8 million (based on the average closing price of our common stock during the three-day trading period ended June 14, 2002). In 2002, we recorded goodwill of approximately $2.8 million related to this acquisition. In 2003, we issued approximately 26,000 additional shares related to the acquisition. An additional $419,000 of goodwill was recorded in 2003 related to the acquisition.

The 2001 cash provided by investing activities included the $18.1 million of proceeds from the sale of the business and certain assets of QDS. The proceeds from the sale were used to repay a portion of our former term loan facility.

Financing Activities

In July 2001, we issued $125 million of 11% senior notes at a discount of 6.5% from the principal amount. Our senior notes are unsecured and will mature on May 1, 2008. Interest is payable semi-annually in arrears on May 1 and November 1. Among the covenants under the bond indenture is a requirement to offer to repurchase notes from our annual excess cash flow, as defined, or from the proceeds received from the sale of assets. In August 2001, we repurchased in the open market $3.0 million principal amount of outstanding senior notes, leaving $122 million outstanding under our senior notes as of December 31, 2001. Such repurchases in the open market are permitted under the bond indenture and may be applied to reduce the amount required to be repurchased, at 100% of the principal amount, under the annual excess cash flow repurchase covenant. The August 2001 repurchase fully satisfied the excess cash flow repurchase covenant for 2001. The annual excess cash flow repurchase covenant required no repurchases in 2003 and 2002, and no principal was otherwise repaid. We are bound by a number of covenants set forth in our senior notes indenture. Negative covenants in such instruments limit our ability to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to our current business or sell assets.

In July 2001, from the proceeds of the senior notes, we completed the repurchase of all outstanding shares of our preferred stock, retired one million common stock warrants and repaid all amounts outstanding under our former bank credit facilities and subordinated acquisition notes. The resulting net gain of $739,000 was included in net earnings available to common shareholders in 2001.

In September 2002, we terminated our then existing revolving bank credit facility. In October 2002, we entered into a new revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% , and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of December 31, 2003, $2.4 million was outstanding and $29.4 million was available for borrowing under this credit facility. Under the revolving credit facility, we are required to maintain certain financial ratios. As of December 31, 2003, we were in compliance with the financial covenants in our revolving credit facility and our senior notes.

Proceeds were received from participants under our stock purchase and stock option plans totaling $816,000, $1.9 million and $3.9 million in 2003, 2002 and 2001, respectively.

Other Factors Affecting Liquidity

The following sets forth our future minimum payments required under contractual obligations as of December 31, 2003:

	Payments due by Year (Amounts in thousands)

	Total	2004	2005-2006	2007-2008	Thereafter

Long-term debt obligations	$ 125,091	$ 673	$ 2,418	$ 122,000	$ --
Capital lease obligations	334	159	168	7	--
Operating lease obligations	23,003	5,224	8,591	6,139	3,049
Purchase obligations	866	862	4	--	--
Acquisition obligation (1)	20,47	20,47	--	--	--

Total	$ 169,765	$ 27,389	$ 11,181	$ 128,146	$ 3,049

(1) As described above, we have the option to pay a portion of this obligation in common stock.

    Capital expenditures of approximately $10 million are estimated in 2004 as we continue to enhance our computer information systems. Interest payments of $13.4 million under our senior note will be payable in 2004.

    Effective March 5, 2003, we entered into an interest rate swap agreement with a bank involving $50 million of our 11% senior notes, which mature in 2008. Under this arrangement, the bank would pay us an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. We would pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535% (determined at the end of the period). The variable rate at December 31, 2003 of 8.7542% reflects a rate reduction of 2.2458%. Effective August 18, 2003, we entered into a second interest rate swap agreement with the same bank for an additional $25 million of the our senior notes with terms as described above, except that the variable rate of interest for this second agreement is based on the six-month LIBOR rate plus 6.7450% (also determined at the end of the period). The variable rate at December 31, 2003 of 7.9642% reflects a rate reduction of 3.0358%. Both transactions were considered to be hedges against changes in the fair value of our fixed-rate debt obligation and are used to lower our overall borrowing rates. In January 2004, both interest rate swaps were terminated, resulting in a net balance of approximately $300,000, which will be amortized into income as an increase to interest expense over the remaining term of the senior notes (through May 2008).

    After the swaps were terminated in January 2004, we entered into a new interest rate swap agreement with the bank with a notional amount of $75 million. Under this arrangement, the bank will pay us an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. We will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.100% (determined at the end of the period). Under the swap agreements, we are required to maintain cash collateral with the bank. The collateral requirement is determined based on an initial base amount of $1.5 million, and varies based on fluctuations in market exposure. As of December 31, 2003, the collateral totaled $1.7 million.

    We believe that our cash, other liquid assets, operating cash flows and revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least 2004.

On October 3, 2003, we filed a universal shelf registration statement on Form S-3 with the Commission relating to $150 million of common stock, preferred stock, debt securities, depositary shares, warrants and units. The registration statement became effective on October 28, 2003. We may publicly offer these securities from time to time at prices and on terms to be determined at the time of the relevant offerings. We believe that the shelf registration statement will assist in providing us with flexibility in raising debt and/or equity financing. There can be no assurance, however, that financing will be available in amounts or on terms acceptable to us, if at all. Any sale of additional equity or convertible securities covered by the registration statement could result in additional dilution to our stockholders.

Critical Accounting Estimates

     A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters; and (2) there would be a material effect on the financial statements from either using a different, also reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. Our critical accounting estimates are as follows:

Revenue Recognition and Allowances for Uncollectible Accounts. Revenues for our Women’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. Our Health Enhancement segment provides services through its patient service centers, provides supplies to patients primarily on a mail-order basis, and designs, develops, assembles, packages and distributes diabetes products. Revenues for services are recognized when services are provided, and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual allowances and other discounts.

Our clinical services and our supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenue in the balance sheet and revenue is recognized as services are performed. Some of the contracts for these services provide that a portion of our fees is at risk subject to our performance against financial cost savings and clinical criteria. Thus, a portion of our revenues are subject to confirmation of our the terms of these contracts and other factors affecting revenue recognition are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. These reviews and adjustments have not resulted in a material reduction in any recent period of revenue previously reported. For 2003, less than 5% of our revenues were at risk under these arrangements.

A significant portion of our revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of our trade accounts receivable is susceptible to changes in third-party reimbursement policies. In addition, the collectibility of all of our accounts receivable varies based on payor mix, general economic conditions and other factors. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon our evaluation of current industry conditions, historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts. The evaluation is performed at each reporting period for each operating unit with an overall assessment at the consolidated level. The evaluation of the monthly estimates of revenues estimated to be uncollectible has not resulted in material adjustments in any recent period; however, special charges have resulted from certain specific circumstances affecting collectibility. While estimates and judgments are involved and factors impacting collectibility may change, management believes adequate provision has been made for any adjustments that may result from final determination of amounts to be collected.

Goodwill and Identifiable Intangible Assets . As of December 31, 2003, we reported goodwill and identifiable intangible assets at carrying amounts of $150.5 million and $1.1 million, respectively. The total of $151.6 million represents approximately 45% of total assets as of December 31, 2003 Our identifiable intangible assets are amortized over their respective estimated useful lives. Our goodwill is no longer amortized to expense.

We review goodwill and identifiable intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we calculate the fair value of the reporting units to which the goodwill and identifiable intangibles relate based on the present value of estimated future cash flows. Based on the evaluation, management concluded that no impairment of recorded goodwill and intangibles exists at December 31, 2003. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

     Accounting for Income Taxes. We account for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

    The income tax expense of $5.2 million for 2003 reflected a higher expense than the statutory rate due to state income taxes, various non-deductible permanent differences between tax and financial reporting and a higher foreign income tax rate. The income tax benefit of $4.5 million for 2002 reflected a lower benefit than the statutory tax rate due to state income taxes and various non-deductible permanent differences between tax and financial reporting. The tax provision recorded for 2001 was $6.1 million. Cash outflows for income taxes in 2003 and 2002 totaled $1.2 million and $247,000, respectively, being comprised of federal alternative minimum taxes, state and foreign taxes. As of December 31, 2003, our remaining net operating losses of $72.6 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income. Based on projections of taxable income in 2004 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

Our senior management has discussed the development and selection of the accounting estimates, and this disclosure, with the Audit Committee of our Board of Directors.

Recently Issued Accounting Standards

    In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables with respect to determining when and how to allocate revenue from sales with multiple deliverables. The Issue No. 00-21 consensus provides a framework for determining when and how to allocate revenue from sales with multiple deliverables based on a determination of whether the multiple deliverables qualify to be accounted for as separate units of accounting. The consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. While we have revenue arrangements with multiple deliverables, the adoption of this consensus did not, nor is it expected to have, a material impact on our consolidated results of operations, financial position or cash flows.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amended SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, SFAS 148 does not permit the use of the original SFAS 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003.

In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In the absence of a single accounting method for stock-based employee compensation, SFAS 148 requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies”. In addition, SFAS 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. We have elected not to adopt the fair value based method of accounting, and therefore provides the pro forma disclosures required by SFAS 123 and SFAS 148. Our disclosures in the Notes to Consolidated Financial Statements contain all of the new disclosure requirements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. We believe that we have no interests in variable interest entities that will require disclosure or consolidation under FIN 46.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 amended SFAS 133 regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have any significant impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement was developed in response to concerns expressed about issuers’ classification in the statement of financial position of certain financial instruments that have characteristics of both liabilities and equity, but that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet. SFAS 150 will have no effect on the balance sheet presentation of our debt and equity financial instruments.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates on long-term debt and foreign currency exchange rate risk.

Our primary interest rate risk relates to our interest rate swap facilities, which are based on the six-month LIBOR rate. Two swaps with a combined notional amount of $75 million were terminated in January 2004. After the swaps were terminated, we entered into a new interest rate swap agreement with the bank with a notional amount of $75 million. Under this arrangement, which matures in 2008, the bank will pay us an 11% fixed rate of interest. We will pay the bank a variable rate of interest based on the six-month LIBOR rate plus 7.1000%. Based on the LIBOR rate as of December 31, 2003, the rate would have been 8.3192%. The annual benefit under the interest rate swap is estimated to be approximately $2.0 million, based on the LIBOR rate as of December 31, 2003. A hypothetical two percentage point increase in the LIBOR rate for a duration of one year would result in additional interest expense of approximately $1.5 million.

Our operations outside the United States, with sales denominated in currencies other than the U.S. dollar (primarily in Germany), generated approximately 16% of total revenues in the year ended December 31, 2003. In the normal course of business, these operations are exposed to fluctuations in currency values. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge its foreign currency exposure. Based on results of 2003 and balances as of December 31, 2003, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $900,000.

Item 8. Financial Statements and Supplementary Data

    The following Consolidated Financial Statements of the Company and its subsidiaries and independent auditors’ report thereon are included as pages F-1 through F-31 of this Annual Report on Form 10-K:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    Information concerning the directors of the Company will be included under the caption “Election of Directors” of the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held May 26, 2004, to be filed with the Commission and incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

    Information required by this item will be contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held May 26, 2004, to be filed with the Commission and incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Information required by this item will be contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held May 26, 2004, to be filed with the Commission and incorporated by reference herein.

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

Item 13. Certain Relationships and Related Transactions.

    Information required by this item will be contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held May 26, 2004, to be filed with the Commission and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

    Information required by this item will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2004, to be filed with the Commission pursuant to Rule 14c.6(c), and incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) The following consolidated financial statements of the Company and its subsidiaries and report of independent auditors thereon are included as pages F-1 through F-32 of this Annual Report on Form 10-K:

    (a)(2) The following supporting financial statement schedule and report of independent auditors thereon are included as part of this Annual Report on Form 10-K:

PAGE
Independent Auditors’ Report	F-1

Schedule II - Valuation and Qualifying Accounts	49

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

3.3	Amended Bylaws of Matria Healthcare, Inc., effective February 20, 2003 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

4.6
Loan and Security Agreement, dated October 22, 2002, between Matria Healthcare, Inc. and HFG Healthco-4, LLC (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2002).

4.7
Standstill Agreement, dated September 30, 2002, by and among Matria Healthcare, Inc., LifeMetrix, Inc., and the stockholders listed therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission October 8, 2002).

4.8
Registration Rights Agreement, dated September 30, 2002, by and among Matria Healthcare, Inc., LifeMetrix, Inc. and the preferred stockholders of LifeMetrix listed therein (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission October 8, 2002).

4.9
Supplemental Indenture, dated June 21, 2002, between the Company and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.10
Supplemental Indenture, dated August 1, 2002, between the Company and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.11
Supplemental Indenture, dated October 4, 2002, between the Company and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.12
Amendment No. 1, dated December 31, 2002, to the Loan and Security Agreement, between Matria Healthcare, Inc. and HFG Healthco-4, LLC. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

*10.4	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 16, 1998).

*10.5	2000 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 14, 2000).

*10.6	2000 Director’s Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Definitive proxy Statement filed with the Commission on April 14, 2000).

*10.7
Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 16, 2000 (incorporated by reference to the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2000).

*10.8
Amendment to Employment Letter Agreement between the Company and Jeffrey D. Koepsell, dated May 18, 2000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.9
Amendment to the 1996 Directors’ Non-Qualified Stock Option Plan approved by the Company’s stockholders on May 18, 1998 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2000).

*10.10
Amendment to the 2000 Directors’ Non-Qualified Stock Option Plan, approved by the Company’s stockholders on May 24, 2001 (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission April 26, 2001).

*10.11	2001 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission April 26, 2001).

*10.12
2002 Stock Incentive Plan (incorporated by reference to Appendix C to the Prospectus/Proxy Statement/Solicitation Statement filed as part of the Company’s Registration Statement No. 333-90944 on Form S-4 filed June 21, 2002).

*10.13
MarketRing.com, Inc. 1999 Stock Option and Stock Appreciation Rights Plan, effective September 30, 1999, assumed by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.14
MarketRing.com, Inc. Amendment No. 1 to 1999 Stock Option and Stock Appreciation Rights Plan, dated July 14, 2000, assumed by the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.15
Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Parker H. Petit, effective February 19, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.16
Agreement and Plan of Merger, dated May 30, 2002, among Matria Healthcare, Inc., MRDC Acquisition Corp. and MarketRing.com, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.17
Employment Letter Agreement, dated August 5, 2002, between the Company and Stephen M. Mengert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.18
NewMarket Building Lease Agreement, dated September 4, 2002, between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.19
One Parkway Center Lease Agreement, dated November 8, 2002, between Matria Healthcare, Inc. and Atlanta Parkway Investment Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.20
Split Dollar Termination Agreement between the Company and Roberta L. McCaw, dated January 1, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.21
Split Dollar Termination Agreement between the Company and Thornton A. Kuntz, Jr., dated January 1, 2003 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.22
Split Dollar Termination Agreement between the Company and Parker H. Petit, dated January 1, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.23
Split Dollar Termination Agreement between the Company and Yvonne V. Scoggins, dated January 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.24
Supplemental Executive Retirement Plan between the Company and Roberta L. McCaw, dated January 1, 2003 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.25
Supplemental Executive Retirement Plan between the Company and Thornton A. Kuntz, Jr., dated January 1, 2003 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.26
Supplemental Executive Retirement Plan between the Company and Yvonne V. Scoggins, dated January 1, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.27
Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Thomas S. Hall, dated March 14, 2003 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.28
Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Stephen M. Mengert, dated March 17, 2003 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.29
Employment Letter Agreement, dated October 22, 2002, between the Company and Thomas S. Hall (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.30
Trust Under the Matria Healthcare, Inc. Supplemental Executive Retirement Plan, dated February 4, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31
Lockup Agreement, dated June 13, 2002, between the Company and Robert W. Kelley, Jr. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.32
First Amendment to the Trust under the Matria Healthcare, Inc. Supplemental Retirement Plan effective February 4, 2003 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

10.33
First Amendment of Lease, dated May 9, 2003, to the New Market Building Lease Agreement between Matria Healthcare, Inc. and Trizec Realty, Inc.. (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

The following exhibits are filed as part of this Report:

4.13	Interest Rate Swap Agreement dated February 28, 2003, between JP Morgan Chase Bank and Matria Healthcare, Inc.

4.14	Amendment No. 2, dated December 31, 2003, to the Loan and Security Agreement, between Matria Healthcare, Inc., and HFG Healthco – 4 LLC.

10.34	First Amendment to Lease Agreement dated December 11, 2003, by and between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc.

10.35	Second Amendment to Lease Agreement dated December 11, 2003, between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc.

10.36	Matria’s Board of Directors Corporate Governance and Nominating Charter.

10.37	Matria’s Corporate Governance Guidelines.

10.38	Matria’s Charter of the Audit Committee of the Board of Directors.

*10.39	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of February 19, 2002 between the Company and Thornton A. Kuntz, Jr.

*10.40	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of February 19, 2002 between the Company and Roberta L. McCaw.

*10.41	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of February 19, 2002 between the Company and Yvonne V. Scoggins.

* 10.42	Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 2002 between the Company and Yvonne V. Scoggins.

10.43	Second Amendment of Lease, dated February 3, 2004, to the New Market Building Lease between Matria Healthcare, Inc., and Trizec Realty, Inc.

11	Computation of Earnings (Loss) per Share.

14	Matria’s Code of Conduct

21	List of Subsidiaries.

23	Accountants’ Consent.

24	Power of Attorney (included in signature page to this report).

31.1	Rule 13.a-15(e)/15d-15(e) Certification by Parker H. Petit

31.2	Rule 13.a-15(e)/15d-15(e) Certification by Stephen M. Mengert

32.1	Section 1350 Certification by Parker H. Petit

32.2	Section 1350 Certification by Stephen M. Mengert
*Management contract or compensatory plan or arrangement

    (b) Reports on Form 8-K.

    The Company filed a Current Report on Form 8-K on October 23, 2003 furnishing information included in a press release regarding Matria’s 2003 consolidated financial results for the quarter ended September 30, 2003. The Company also filed a Current Report on Form 8-K on February 19, 2004 furnishing information included in a press release regarding Matria’s 2003 annual consolidated financial results.

41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIA HEALTHCARE, INC.
March 11, 2004

By:	/s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stephen M. Mengert
Stephen M. Mengert
Vice President Finance and Chief Accounting Officer
(Principal Financial Officer)

By:	/s/ David M. Sheffield
David M. Sheffield
Vice President Chief Accounting Officer
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

Signature	Title	Date

/s/ Parker H. Petit	Chairman of the Board, President and Chief Executive Officer	March 11, 2004

Parker H. Petit

/s/ Frederick E. Cooper	Director	March 4, 2004

Frederick E. Cooper

/s/ Guy W. Millner	Director	March 4, 2004

Guy W. Millner

/s/ Carl E. Sanders	Director	March 4, 2004

Carl E. Sanders

/s/ Thomas S. Stribling	Director	March 8, 2004

Thomas S. Stribling

/s/ Donald W. Weber	Director	March 4, 2004

Donald W. Weber

/s/ Morris S. Weeden	Director	March 4, 2004

Morris S. Weeden

/s/ Frederick P. Zuspan, M.D.	Director	March 4, 2004

Frederick P. Zuspan, M.D.

42

Matria Healthcare, Inc. and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

		Additions

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts

Year ended December 31, 2001	$ 6,937	7,575	-	7,487	$ 7,025

Year ended December 31, 2002	$ 7,025	9,955	55 [1]	9,374	$ 7,661

Year ended December 31, 2003	$ 7,661	8,609	-	8,913	$ 7,357
_________________________________
1 Represents beginning balances in allowance for doubtful accounts of acquired companies.

43

Independent Auditors’ Report

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, common shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets .

/s/ KPMG LLP

Atlanta, Georgia
February 13, 2004

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	December 31,

	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$9,008	$5,500
Short-term investments	-	140
Trade accounts receivable, less allowances of $7,357 and $7,661 at December 31, 2003 and 2002, respectively	62,822	49,693
Other receivables	3,759	2,547
Inventories	27,312	26,757
Prepaid expenses	6,871	7,582
Deferred income taxes	6,664	5,018

Total current assets	116,436	97,237

Property and equipment, net	30,790	26,716
Intangible assets, net	151,555	130,571
Deferred income taxes	26,524	30,848
Other assets	8,177	6,035

	$333,482	$291,407

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$832	$743
Accounts payable, principally trade	41,017	35,177
Accrued liabilities	41,206	18,761

Total current liabilities	83,055	54,681

Long-term debt, excluding current installments	121,070	118,215
Other long-term liabilities	5,810	4,731

Total liabilities	209,935	177,627

Common shareholders’ equity:
Common stock, $.01 par value. Authorized 25,000 shares; issued and outstanding 10,189 and 10,051 at December 31, 2003 and 2002, respectively	102	101
Additional paid-in capital	313,098	311,052
Accumulated deficit	(190,055)	(197,361)
Accumulated other comprehensive earnings (loss), net of income taxes	402	(12)

Total common shareholders' equity	123,547	113,780

Commitments and contingencies (Notes 3, 8, 9, and 10)
	$333,482	$291,407

See accompanying notes to consolidated financial statements .

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Years ended December 31,

	2003	2002	2001

Revenues
Net revenues from services	$251,209	$209,350	$195,113
Net sales of products	75,638	68,281	68,870

Total revenues	326,847	277,631	263,983

Cost of revenues
Cost of services	140,598	117,035	101,789
Cost of goods sold	50,325	47,263	43,896

Total cost of revenues	190,923	164,298	145,685
Selling and administrative expenses	101,837	91,970	76,249
Charges from termination of retirement plan	--	14,247	--
Provision for doubtful accounts	8,609	9,955	7,575
Amortization of intangible assets	560	560	9,827

Total operating expenses	301,929	281,030	239,336

Operating earnings (loss) from continuing operations	24,918	(3,399)	24,647
Interest income	484	416	384
Interest expense	(14,327)	(14,042)	(10,392)
Other income (expense), net	1,457	(3,119)	(639)

Earnings (loss) from continuing operations before income taxes	12,532	(20,144)	14,000
Income tax benefit (expense)	(5,226)	4,500	(6,075)

Earnings (loss) from continuing operations	7,306	(15,644)	7,925
Loss from discontinued operations, net of income taxes	--	(124)	(455)
Loss on disposal of discontinued operations, net of income taxes	--	(558)	(785)

Net earnings (loss)	7,306	(16,326)	6,685
Redeemable preferred stock dividends	--	--	(1,638)
Accretion of Series B redeemable preferred stock	--	--	(225)
Net gain on repurchases of preferred stock	--	--	739

Net earnings (loss) available to common shareholders	$7,306	$(16,326)	$5,561

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.72	$(1.68)	$0.78
Discontinued operations	--	(0.07)	(0.14)

	$0.72	$(1.75)	$0.64

Diluted:
Continuing operations	$0.71	$(1.68)	$0.76
Discontinued operations	--	(0.07)	(0.14)

	$0.71	$(1.75)	$0.62

Weighted average shares outstanding:
Basic	10,132	9,309	8,748

Diluted	10,361	9,309	8,992

See accompanying notes to consolidated financial statements .

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Common Shareholders’ Equity and Comprehensive Earnings (Loss)
(Amounts in thousands)

					Accumulated Other
	Common stock				Comprehensive Earnings (Loss) (loss)
							Notes Receivable and Accrued	Total Common	Comprehensive
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Translation Adjustment	Unrealized Appreciation	Interest from Shareholder	Shareholders’ Equity	Earnings (Loss)

Balance, January 1, 2001	8,777	$ 88	$ 288,900	$ (186,082)	$ (562)	$ 41	$ (3,535)	$ 98,850

Issuance of common stock:
Exercise of employee stock options	171	2	3,510	–	–	–	–	3,512
Employee stock purchase plan	40	–	380	–	–	–	–	380
Conversion of subordinated debentures	21	–	411	–	–	–	–	411
Tax benefit from exercise of employee stock options	–	–	700	–	–	–	–	700
Repurchase of common stock	(82)	(1)	(975)	–	–	–	–	(976)
Repurchase of warrants	–	–	(3,370)	–	–	–	–	(3,370)
Accretion of Series B redeemable preferred stock	--	--	(225)	--	--	--	--	(225)
Dividends on redeemable preferred stock	–	–	–	(1,638)	–	–	–	(1,638)
Net gain on repurchase of preferred stock	–	–	739	–	–	–	–	739
Net earnings	–	–	–	6,685	–	–	–	6,685	$ 6,685
Change in foreign currency translation adjustment, net of income taxes	–	–	–	–	(164)	–	–	(164)	(164)
Change in unrealized appreciation on available-for-sale securities, net of tax	–	–	–	–	–	(7)	–	(7)	(7)

Balance, December 31, 2001	8,927	89	290,070	(181,035)	(726)	34	(3,535)	104,897	$ 6,514

Issuance of common stock:
Exercise of employee stock options	81	1	1,715	–	–	–	–	1,716
Employee stock purchase plan	10	–	215	–	–	–	–	215
Acquisition of businesses	1,158	12	19,828	–	–	–	–	19,840
Tax benefit from exercise of employee stock options	–	–	250	–	–	–	–	250
Retirement of note receivable from shareholder	(125)	(1)	(1,026)	–	–	–	3,535	2,508
Net loss	–	–	–	(16,326)	–	–	–	(16,326)	$ (16,326)
Change in foreign currency translation adjustment, net of income taxes	–	–	–	–	688	–	–	688	688
Change in unrealized appreciation on available-for-sale securities, net of tax	–	–	–	–	–	(8)	–	(8)	(8)

Balance, December 31, 2002	10,051	101	311,052	(197,361)	(38)	26	–	113,780	$ (15,646)

Issuance of common stock:
Exercise of employee stock options	29	--	442	--	--	--	--	442
Employee stock purchase plan	41	--	374	--	--	--	--	374
Acquisition of businesses	68	1	1,220	--	--	--	--	1,221
Tax benefit from exercise of employee stock options	--	--	10	--	--	--	--	10
Net earnings	--	--	--	7,306	--	--	--	7,306	$ 7,306
Change in foreign currency translation adjustment, net of income taxes	--	--	--	--	440	--	--	440	440
Change in unrealized appreciation on available-for-sale securities, net of tax	--	--	--	--	--	(26)	--	(26)	(26)

Balance, December 31, 2003	10,189	$ 102	$ 313,098	$ (190,055)	$ 402	--	--	$ 123,547	$ 7,720

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years ended December 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Net earnings (loss)	$7,306	$(16,326)	$6,685
Loss from discontinued operations, net of income taxes	--	682	1,240

Earnings (loss) from continuing operations	7,306	(15,644)	7,925

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	8,260	7,513	15,198
Amortization of debt discount and expenses	1,092	1,903	853
Provision for doubtful accounts	8,609	9,955	7,575
Deferred tax expense (benefit)	2,763	(5,806)	4,508
Non-cash charges from termination of retirement plan	--	9,409	--
Proceeds from termination of interest rate swap agreements	--	3,053	--
Non-cash loss on settlement of note receivable	--	2,508	--
Non-cash write-off of computer software	--	2,494	--
Gain on sale of investment	(56)	--	--
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(21,427)	(6,342)	(19,509)
Inventories	(681)	(5,307)	(4,271)
Prepaid expenses	711	(2,244)	(3,388)
Other current assets	(929)	1,201	(1,552)
Intangible and other noncurrent assets	(1,363)	(2,140)	(1,311)
Accounts payable	5,840	12,249	1,369
Accrued and other liabilities	1,890	7,078	550

Net cash provided by continuing operations	12,015	19,880	7,947
Net cash provided by discontinued operations	128	642	3,056

Net cash provided by operating activities	12,143	20,522	11,003

Cash Flows from Investing Activities:
Purchases of property and equipment	(11,512)	(16,100)	(8,386)
Purchases of property and equipment related to discontinued operations	--	--	(17)
Acquisition of businesses, net of cash acquired	(603)	(3,526)	--
Proceeds from sales of short-term investments	154	--	--
Purchases of investments, net	(927)	--	--
Proceeds from disposition of business	--	--	18,076

Net cash provided by (used in) investing activities	(12,888)	(19,626)	9,673

Cash Flows from Financing Activities:
Net borrowings (repayments) under credit agreement	2,418	--	(72,669)
Proceeds from issuance of debt	1,919	1,462	1,013
Principal repayments of long-term debt	(1,973)	(2,017)	(19,069)
Proceeds from issuance of common stock	816	1,858	3,892
Proceeds from issuance of senior notes	--	--	111,940
Repurchase of redeemable preferred stock	--	--	(40,931)
Repurchases of common stock and warrants	--	--	(4,346)
Preferred stock dividend payments	--	--	(2,438)

Net cash provided by (used in) financing activities	3,180	1,303	(22,608)

Effect of exchange rate changes on cash and cash equivalents	1,073	1,318	--

Net increase (decrease) in cash and cash equivalents	3,508	3,517	(1,932)
Cash and cash equivalents at beginning of year	5,500	1,983	3,915

Cash and cash equivalents at end of year	$9,008	$5,500	$1,983

Supplemental disclosures of cash paid for:
Interest	$13,970	$12,445	$9,428

Income taxes	$1,155	$247	$1,164

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$72	$255	$63

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

(Amounts in thousands, except share and per share amounts)

(1)     Summary of Significant Accounting Policies
(a)    Business
Matria Healthcare, Inc. (“the Company”) is a comprehensive, integrated disease management company, offering its services to employers, health plans, Medicare and Medicaid programs, pharmaceutical companies and patients. Disease management encompasses a broad range of services aimed at controlling healthcare costs through proactive management of care. The Company’s strategy is to provide cost-saving solutions for many of the most costly medical conditions and chronic diseases, including, diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, depression, chronic pain and hepatitis C. The Company‘s disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, mail-order supply and clinical services. The Company is also a leading designer, developer, assembler and distributor of products for the diabetes market. See Note 2 for a summary of acquisitions and Note 12 for the detail of revenues, operating earnings, identifiable assets, depreciation and amortization and capital expenditures of the Company’s reportable business segments.

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

(c)    Cash and Cash Equivalents
Cash and cash equivalents consist of cash and interest-bearing deposits. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents, other than those amounts designated for other than current operations. Cash and cash equivalents include $2,338 and $1,399 as of December 31, 2003 and 2002, respectively, for MHI Insurance, Ltd., the Company’s wholly-owned captive insurance company. Such amounts are available to settle claims for certain insured risks.

(d)    Revenue Recognition and Allowances for Uncollectible Accounts
Revenues for the Women’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Health Enhancement segment provides services through its patient service centers, provides supplies to patients primarily on a mail order basis, and designs, develops, assembles, packages and distributes diabetes products to original equipment manufacturers and distributors. Revenues for services are recognized when services are provided and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual and other discounts.

The Company’s clinical services and supply businesses are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in the Company’s program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenue in the consolidated balance sheets, and revenue is recognized as services are performed. Some of the contracts for these services provide that a portion of the Company’s fees is at risk subject to the Company’s performance against financial cost savings and clinical criteria. As a result, a portion of the Company’s revenues is subject to confirmation of the Company’s performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available.

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

(e)    Other Receivables
Other receivables include amounts due from customers and others not directly related to the delivery of goods and services, as well as amounts due from vendors under rebate programs. Estimates of amounts due from vendors under various rebate programs are made each reporting period. Amounts vary based on the programs offered at the time, the volume of Company purchases and sales, as well as other factors.

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

(h)    Advertising Costs
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

Capitalized direct-response advertising costs, net of accumulated amortization, of $2,924 and $4,469 were included in prepaid expenses in the accompanying consolidated balance sheets at December 31, 2003 and 2002, respectively. The Company expenses in the period incurred all other advertising and promotion costs that do not meet the requirements for capitalization under SOP 93-7. Total advertising expense was $1,737, $2,906 and $1,109 for the years ended December 31, 2003, 2002 and 2001, respectively.

(i)    Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Amortization of leasehold improvements and leased equipment is recorded over the shorter of the lives of the related assets or the lease terms. Depreciation and amortization expense for property and equipment was $7,700, $6,953, and $5,371 for the years ended December 31, 2003, 2002, and 2001, respectively.

Property and equipment are summarized as follows:

	December 31,

	2003	2002

Computer hardware and software	$34,587	$28,621
Medical equipment	11,155	11,318
Machinery, office equipment and fixtures	9,686	8,842
Leasehold improvements	3,117	3,039

	58,545	51,820

Less accumulated depreciation and amortization	27,755	25,104

	$30,790	$26,716

(j)    Intangible Assets
A summary of intangible assets follows:

	December 31,

	2003	2002

Goodwill	$179,240	$157,174
Other intangible assets	3,863	3,800

	183,103	160,974
Less accumulated amortization	31,548	30,403

	$151,555	$130,571

Intangible assets consist of goodwill and other intangible assets, primarily resulting from the Company’s acquisitions (see Note 2). The net unamortized balance of goodwill as of December 31, 2003 was $150,492. In 2001, goodwill was amortized using the straight-line method over periods ranging from eight to 15 years resulting in $9,267 of amortization expense.

Other intangible assets consist of customer lists and executive noncompete agreements. The net unamortized balance of these identifiable intangible assets as of December 31, 2003 was $1,063. These costs are amortized on a straight-line basis over periods ranging from five to ten years. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $560 in each year. Estimated amortization expense for the five succeeding years is $200 each year.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142 , Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001 and specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 , Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) .

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

The Company evaluated the fair values of the reporting units identified under the provisions of SFAS 141 and SFAS 142 as of December 31, 2003 and 2002 and concluded that no impairment of recorded goodwill exists. As a result, no impairment of goodwill was recorded in 2003 or 2002.

The changes in the carrying values of goodwill for the year ended December 31, 2003 were as follows:
	Health Enhancement	Women’s Health	Total

Carrying value at January 1, 2003	$126,329	$2,682	$129,011
Additional goodwill from acquisitions (Note 2)	22,066	--	22,066
Tax benefit of additional deductible goodwill	(585)	--	(585)

Carrying value at December 31, 2003	$147,810	$2,682	$150,492

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives, residual values and classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets were as follows:

	December 31,

	2003		2002

Gross carrying amounts:
Patient lists	$ 3,300	$ $$	$ 3,300
Non-compete agreement	500		500
Other	63		--

	3,863		3,800
Accumulated amortization	(2,800)		(2,240)

	$ 1,063	$$	$ 1,560

The reconciliation of reported net earnings (loss) adjusted for the adoption of SFAS 142 is as follows:

		Years ended December 31,

	2003	2002	2001

Net earnings (loss) available to common shareholders
As reported	$ 7,306	$ (16,326)	$ 5,561
Add back: Goodwill amortization, net of tax	--	--	5,246

Adjusted net earnings (loss) available to common shareholders	$ 7,306	$ (16,326)	$10,807

Net earnings (loss) per common share
Basic:
As reported	$ 0.72	$ (1.75)	$ 0.64
Add back: Goodwill amortization, net of tax	--	--	0.6

Adjusted net earnings (loss) per common share	$ 0.72	$ (1.75)	$ 1.24

Diluted:
As reported	$ 0.71	$ (1.75)	$ 0.62
Add back: Goodwill amortization, net of tax	--	--	0.58

Adjusted net earnings (loss) per common share	$ 0.71	$ (1.75)	$ 1.20

                (k)   Long-Lived Assets and Long-Lived Assets to Be Disposed Of
In August 2001, the FASB issued SFAS 144, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”) and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”) for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted SFAS 144 on January 1, 2002. SFAS 144 had no impact on the Company’s financial statements.

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

         (m)    Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2003		December 31, 2002

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior notes (see Notes 3 and 4)	$ 115,036	$131,150	$ 115,288	$ 109,190
Interest rate swap arrangement (see Note 4)	$ 1,198	$ 1,198	$ --	$ --

The carrying amount of the senior notes is net of the unamortized discount. The carrying amount of the senior notes at December 31, 2003 included a $1,198 reduction to reflect the fair value of the interest rate swap arrangement that was effective in hedging the fair value of the senior notes. The estimated fair value of the senior notes is based upon the quoted market price of the senior notes. The estimated fair value of the interest rate swap arrangements represented the amount that the Company would pay to terminate the agreement, taking into account current interest rates at December 31, 2003. The Company’s other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.

(n)    Accrued Liabilities
Accrued liabilities are summarized as follows:

	December 31,

	2003	2002

Acquisition obligation (see Note 2)	$20,471	$--
Accrued compensation and related liabilites	7,985	6,131
Accrued income taxes	3,722	2,464
Accrued interest	2,101	2,309
Other	6,927	7,857

	$41,206	$18,761

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

The following table illustrates the effect on earnings (loss) from continuing operations and earnings (loss) per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation.

	Years Ended December 31,

	2003	2002	2001

Earnings (loss) from continuing operations available to common shareholders	$ 7,306	$ (15,644)	$ 6,801
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,579)	(1,290)	(1,014)

Pro forma earnings (loss) from continuing operations available to common shareholders	$ 5,727	$ (16,934)	$ 5,787

Earnings (loss) per common share from continuing operations:
Basic - as reported	$ 0.72	$ (1.68)	$ 0.78
Basic - pro forma	$ 0.57	$ (1.82)	$ 0.66

Diluted - as reported	$ 0.71	$ (1.68)	$ 0.76
Diluted - pro forma	$ 0.55	$ (1.82)	$ 0.65

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

The computations for basic and diluted net earnings (loss) per common share are as follows:

	Years ended December 31,

	2003	2002	2001

Basic

Earnings (loss) from continuing operations	$ 7,306	$ (15,644)	$ 7,925
Discontinued operations:
Loss from discontinued operations, net of income taxes	--	(124)	(455)
Loss on disposal of discontinued operations, net of income taxes	--	(558)	(785)

Net earnings (loss)	7,306	(16,326)	6,685
Redeemable preferred stock dividends	--	--	(1,638)
Accretion on Series B redeemable preferred stock	--	--	(225)
Net gain on repurchases of preferred stock	--	--	739

Net earnings (loss) available to common shareholders	$ 7,306	$ (16,326)	$ 5,561

Weighted average number of common shares outstanding	10,132	9,309	8,748

Net earnings (loss) per common share:
Continuing operations	$ 0.72	$ (1.68)	$ 0.78
Discontinued operations	--	(0.07)	(0.14)

	$ 0.72	$ (1.75)	$ 0.64

	Years ended December 31,

	2003	2002	2001

Diluted

Net earnings (loss) available to common shareholders	$ 7,306	$ (16,326)	$ 5,561
Dividends on convertible preferred shares	--	--	25

Net earnings (loss) for diluted calculation	$ 7,306	$ (16,326)	$ 5,586

Shares:
Weighted average number of common shares outstanding	10,132	9,309	8,748
Shares issuable from assumed exercise of options and warrants	229	--	209
Convertible preferred stock	---	--	35

	10,361	9,309	8,992

Net earnings (loss) per common share:
Continuing operations	$ 0.71	$ (1.68)	$ 0.76
Discontinued operations	--	(0.07)	(0.14)

	$ 0.71	$ (1.75)	$ 0.62

The calculation of diluted earnings (loss) per share excludes 565,000, 1,375,000 and 89,000 shares in the years ended December 31, 2003, 2002 and 2001, respectively, since the effect of assumed exercise of the related options would be antidilutive.

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

(r)    Reclassifications
Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to presentations adopted in 2003.

(2)   Acquisitions
On September 30, 2002, the Company acquired all of the issued and outstanding stock of Quality Oncology, Inc. (“QO”), a national provider of cancer disease management services, for consideration valued for financial statement purposes at $19,751. Under the terms of the agreement, the Company initially paid $3,255 in cash and issued approximately 890,000 shares of common stock. An additional 42,000 shares were issued in February 2003 pursuant to a purchase price adjustment. Additional financial consideration will be paid in 2004 based upon QO’s 2003 operating results. Management currently estimates that the additional consideration will be $20,471. However the final amount may be adjusted based on the results of a final audit and resolution. The additional consideration will be payable, at the Company’s option, in cash, shares of common stock or a combination thereof, provided that the lesser of 20% of the payment or $10,000 must be paid in cash. The Company’s December 31, 2003 balance sheet reflects the assets acquired and liabilities assumed in this transaction, including goodwill of $40,616. Of this amount, $39,870 is deductible for income tax purposes as it is amortized. Results of operations of QO have been included in the consolidated statement of operations of the Company effective October 1, 2002.

Effective June 14, 2002, the Company acquired MarketRing.com, Inc. (“MarketRing”), a healthcare information technology company. For financial statement purposes, the acquisition was recorded at fair value of $4,087 and was paid by the issuance of approximately 268,000 shares of common stock. In 2002, the Company recorded goodwill of $2,787 related to this acquisition. In 2003, the Company issued approximately 26,000 additional shares related to the acquisition. Certain shares had been held in escrow through June 2003 as security for certain indemnification obligations of MarketRing under the related merger agreement, and additional shares were issued upon the exercise of MarketRing stock options assumed. An additional $419 of goodwill was recorded in 2003 related to the acquisition. The Company’s financial statements include the operations of MarketRing commencing on June 14, 2002.

In 2003, the Company purchased the assets of a healthcare management firm specializing in case and utilization management for the total consideration, net of cash acquired, of $603. Total cash paid related to acquisitions in 2002, net of cash acquired, was $3,526.

(3)   Long-Term Debt
Long-term debt is summarized as follows:
	December 31,

	2003	2002

Unsecured 11% senior notes, net of unamortized discount of $5,766 and $6,712 at December 31, 2003 and 2002, respectively, plus unamortized deferred gains resulting from termination of interest rate swaps of $2,243 and $2,747 at December 31, 2003 and 2002, respectively; interest payable semi-annually and maturing May 2008
	$ 118,477	$ 118,035
Revolving credit facility; interest at LIBOR plus 2.9% payable monthly; currently effective until October 2005	2,418	--
Capital lease obligations; interest ranging from approximately 1% to 18% with various monthly payments and maturing at various dates through March 2007 (Note 9)	334	391
Other debt; interest at rates ranging from approximately 3% to 4%; payable in monthly installments through May 2004	673	532

Total long-term debt	121,902	118,958
Less current installments	(832)	(743)

Long-term debt, excluding current installments	$ 121,070	$ 118,215

On July 9, 2001, the Company issued $125,000 of 11% senior notes at a discount of 6.5% from the principal amount. Interest is payable semi-annually in arrears on May 1 and November 1. Among the covenants under the bond indenture is a requirement to repurchase notes from the Company’s annual excess cash flow, as defined, or from the proceeds received from asset sales. See Note 14 for supplemental guarantor and non-guarantor financial information provided in connection with these senior notes.

In September 2002, the Company terminated its existing revolving bank credit facility. In October 2002, the Company entered into a new revolving credit facility with a borrowing capacity of $35,000. The facility provides for a borrowing base of 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. The balance outstanding under this agreement as of December 31, 2003 was $2,418. There was no balance outstanding under the agreement as of December 31, 2002.

The senior notes indenture and the new credit facility set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the new credit facility, the Company is required to maintain certain financial ratios. As of December 31, 2003, the Company is in compliance with the financial covenants in its credit instruments.

Approximate aggregate minimum annual payments due on long-term debt, excluding the unamortized discount and deferred gains on interest rate swaps, for the five years subsequent to December 31, 2003 are as follows:

2004	$832
2005	2,523
2006	63
2007	7
2008	122,000

$125,425

(4)   Derivative Financial Instruments
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for certain hedge transactions.

Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank involving $50,000 of the Company’s 11% senior notes, which mature in 2008. Under this arrangement, the bank would pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company would pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535% (determined at the end of the period). The variable rate at December 31, 2003 of 8.7542% reflects a rate reduction of 2.2458%. Effective August 18, 2003, the Company entered into a second interest rate swap agreement with the same bank for an additional $25,000 of the Company’s senior notes with terms as described above, except that the variable rate of interest for this second agreement is based on the six-month LIBOR rate plus 6.7450% (also determined at the end of the period). The variable rate at December 31, 2003 of 7.9642% reflects a rate reduction of 3.0358%. Both transactions were considered to be hedges against changes in the fair value of the Company’s fixed-rate debt obligation and are used to lower the Company’s overall borrowing rates. In January 2004, both interest rate swaps were terminated, resulting in a net balance of approximately $300, which will be amortized into income as an increase to interest expense over the remaining term of the senior notes (through May 2008).

After the swaps were terminated in January 2004, the Company entered into a new interest rate swap agreement with the bank with a notional amount of $75,000. Under this arrangement, the bank will pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company will pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.1000% (determined at the end of the period). Under the swap agreements, the Company is required to maintain cash collateral with the bank. The collateral requirement is determined based on an initial base amount of $1,500 and varies based on fluctuations in market exposure. As of December 31, 2003, the collateral totaled $1,742 of which $927 is included in “other assets” on the consolidated balance sheet, and $815 is included in cash and cash equivalents.

In 2002, the Company terminated previous interest rate swap agreements and received proceeds from the counter party banks of $3,053, which is being amortized into income as a reduction of interest expense over the remaining term of the senior notes (through May 2008).

(5)    Income Taxes
The provision (benefit) for income taxes consisted of:

	Years ended December 31,

	2003	2002	2001

Current tax provision:
U.S. federal	$ --	$ --	$ --
State and local	33	21	535
Non-U.S.	2,430	1,285	1,032

Total current tax provision	2,463	1,306	1,567

Deferred tax provision (benefit):
U.S. federal	2,248	(4,874)	4,241
State and local	515	(932)	267
Non-U.S.	--	--	--

Total deferred tax provision (benefit)	2,763	(5,806)	4,508

Total income tax expense (benefit)	$5,226	$(4,500)	$ 6,075

Below is a reconciliation of the expected income tax expense (benefit) – (based on the U.S. federal statutory income tax rate of 35% in 2003 and 34% in 2002 and 2001) to the actual income taxes:

	Years ended December 31,

	2003	2002	2001

Computed expected income tax expense (benefit)	$ 4,386	$ (6,849)	$ 4,760
Effect of:
State and local income taxes, net of federal effect	356	(601)	529
Non-U.S. municipal taxes and tax rate differences	431	150	140
Nondeductible expenses	313	3,077	669
Nontaxable income of captive insurance subsidiary	(272)	(266)	—
Other, net	12	(11)	(23)

Income tax expense (benefit)	$ 5,226	$ (4,500)	$ 6,075

At December 31, 2003 and 2002, the deferred income tax assets consist of future tax benefits attributable to:
	December 31,

	2003	2002

Deferred income tax assets:
Current:
Allowance for doubtful accounts	$ 2,820	$ 2,943
Accruals and reserves not deducted for tax purposes	3,646	1,879
Deferred gain from terminations of interest rate swaps	198	196

	6,664	5,018

Non-current:
Accruals and reserves not deducted for tax purposes	118	4,739
Depreciation and amortization	(6,146)	(1,376)
Supplemental executive retirement plan	1,771	1,454
Deferred gain from terminations of interest rate swaps	674	873
Net operating loss carryforwards	27,731	22,401
Credit carryforwards	2,043	2,460
Other	333	297

	26,524	30,848

Total deferred income tax assets	$ 33,188	$ 35,866

Based on projections of taxable income in 2004 and future years, management believes that it is more likely than not that the Company will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2003, the Company had the following estimated operating loss carryforwards available for federal income tax reporting purposes to be applied against future taxable income with the corresponding tax year of expiration:

2010	$ 8,370
2011	36,617
2012	1,824
2018	414
2019	355
2020	436
2021	462
2022	10,299
2023	13,871

$ 72,648

The Company also has available alternative minimum tax (“AMT”) credit carryforwards of approximately $2,043 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $51,229.

The Company undergoes audits of its various tax returns from time to time and has several audits currently in process. The Company records refunds from audits when receipt is assured and assessments when the loss is probable.

(6)    Redeemable Preferred Stock
In 1999, the Company issued 10,000 shares of 4% Series A convertible redeemable preferred stock and issued 35,000 shares of 8% Series B redeemable preferred stock with attached warrants to purchase 1,000,000 shares of the Company’s common stock.

In July 2001, from the proceeds of the senior notes (see Note 3), the Company completed the repurchase of all outstanding shares of its redeemable preferred stock and retired all common stock warrants. The resulting net gain of $739 was included in net earnings available to common shareholders in 2001.

(7)    Common Shareholders’ Equity
Stock Option Plans
During 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2002 Stock Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Options, stock bonuses and rights to purchase the Company’s common stock may be granted to exercise or purchase an aggregate of not more than 250,000 shares of the Company’s common stock (subject to adjustment to reflect certain acquisitions). The 2002 Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares (subject to adjustment to reflect certain corporate acquisitions). The term of each option is 10 years from the date of grant. The options are exercisable based on established performance goals and are fully vested at four years.

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

The weighted average fair value of the individual options granted during 2003, 2002 and 2001 is estimated at $8.17, $9.15, and $9.12, respectively, on the date of grant. The fair values for those years were determined using the Black-Scholes option-pricing model with the following assumptions.

	2003	2002	2001

Dividend yield	None	None	None
Volatility	72%	74%	60%
Risk-free interest rate	2.97%	3.82%	4.55%
Expected life	5 Years	5 Years	5 Years

A summary of stock option transactions under these plans is shown below:

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,374,892	$ 18.02	1,438,471	$ 20.04	1,048,344	$ 22.41
Granted	563,886	13.28	477,434	14.51	651,831	16.54
Exercised	(29,404)	15.04	(81,217)	21.13	(171,476)	20.70
Canceled	(186,639)	20.64	(459,796)	19.96	(90,228)	20.95

Outstanding at end of year	1,722,735	$ 16.21	1,374,892	$ 18.02	1,438,471	$ 20.04

Exercisable at end of year	569,916	$ 19.95	538,870	$ 22.40	643,601	$ 22.95

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

	Options outstanding			Options exercisable

Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price

$ 6.85 - $ 10.00	496,384	9.0	$ 8.67	78,104	$ 9.08
$ 10.00 - $ 20.00	711,062	7.4	16.23	169,326	15.71
$ 20.00 - $ 30.00	473,762	6.1	22.39	285,238	23.55
$ 30.00 - $ 40.00	41,527	3.6	34.69	37,248	34.40

	1,722,735			569,916

Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”) to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 250,000 shares of the Company’s common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee’s compensation or 250 shares of common stock per quarter. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. During 2003, 2002 and 2001, respectively, 40,828, 10,270, and 39,539 shares of common stock were issued under the Purchase Plan. Compensation costs related to this plan as determined under SFAS 123 were insignificant to the Company’s consolidated statements of operations for each of the years in the three–year period ended December 31, 2003.

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

Retirement of Note Receivable from Shareholder
Selling and administrative expenses for 2002 included a non-cash charge of $2,508 related to the retirement of a $3,500 note receivable from a former executive acquired from a predecessor organization. The note, which matured on June 30, 2002, stipulated that the balance could be settled in full by surrender of collateral consisting of 125,000 shares of the Company’s common stock. The settlement generated a charge equal to the difference between the book value of the note and the closing market value on June 30, 2002 of the 125,000 shares.

(8)    Employee Benefit Plans
The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company’s obligation for contributions under the 401(k) plan is limited to each participant’s contribution but not more than 3% of the participant’s compensation. Discretionary Company contributions are allowed under the plan. Contributions to the plan in the years ended December 31, 2003, 2002 and 2001 were approximately $1,019, $887 and $830, respectively.

During 1997, the Company established a split-dollar life insurance contract for the benefit of a certain select group of senior management. Under the terms of the contract, the participants or their beneficiaries were entitled to the greater of the contract’s cash surrender value or the contract’s targeted benefit, less insurance premiums paid by the Company. On December 31, 2002, the Company terminated the contracts for certain former employees and the Company’s Chairman, President and Chief Executive Officer and restructured the contracts for other current employees by replacing the split-dollar life insurance contracts with a Supplemental Executive Retirement Plan (“SERP”). Under the SERP plan, individual trust accounts were opened and funded equal to the December 31, 2002 net present value of the targeted benefit under the prior split-dollar plan. Benefits vest under the SERP based on age and years of service with 100% vesting obtained at age 55 and 15 years of service. Earlier vesting may occur upon a change in control or other events as defined in the agreement. The Company recorded a charge of $14,247 in connection with the termination and restructuring of the split-dollar plan. The amount represented the net present value of the targeted benefits under the plan (including tax mitigation amounts) of approximately $13,668, and $579 related to transaction costs and the net shortfall in the refund of cumulative premiums paid by the Company. The Company satisfied its obligations to participants by relinquishing its collateral interests in the split-dollar policies and through net incremental payments of approximately $3,086 (the effect of which was mitigated by the elimination of future premium obligations of $3,694). In 2003, $170 was expensed related to the SERP and an additional $846 is expected to be expensed over the next eight years of expected service by the respective current employees. During 2002 and 2001, the Company paid $2,754 in each year in insurance premiums related to these split-dollar life insurance contracts. At December 31, 2002, the cash surrender values of the insurance contracts of the current employees of $2,019 was recorded in “other assets”, the amounts to be paid in 2003 to the former employees of $1,804 was recorded in “accrued liabilities.” The ongoing liability under the new SERP plan as of December 31, 2003 and 2002 was $4,554 and $3,737, respectively, and is recorded in “other long-term liabilities” on the consolidated balance sheets. The fair value of the assets in the SERP of $3,949 at December 31, 2003 is recorded in “other assets”.

(9)    Commitments
The Company is committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 2003 are as follows:

Years ending December 31,	Operating Leases	Capital Leases

2004	$ 5,224	$ 176
2005	4,664	107
2006	3,927	65
2007	3,434	7
2008	2,705	--
Thereafter	3,049	--

	$ 23,003	355

Less interest		(21)

Present value of future minimum capital lease payments		$ 334

Amortization of capital leased assets is included in depreciation expense. Rental expense for cancelable and noncancelable leases was approximately $6,444, $6,290, and $5,747 for the years ended December 31, 2003, 2002 and 2001, respectively.

(10)    Contingencies and Concentrations
The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or liquidity.

The Company’s subsidiary, Facet Technologies, LLC, currently purchases virtually all of the components for its products from one supplier, who has been a supplier to Facet for more than 15 years. Under the agreement, some terms, such as pricing, are negotiated annually while others, such as the exclusivity arrangement, are renewable after longer periods. The exclusivity provisions of the agreement will expire May 2004. Termination of this agreement could cause an interruption in supply and a possible loss of sales, which would affect operating results adversely.

(11)   Quarterly Financial Information – Unaudited
Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 2003 and 2002.

Quarter

	Fourth	Third	Second	First

2003:
Revenues	$ 86,453	$ 81,908	$ 80,299	$ 78,187

Net earnings	$ 2,066	$ 2,376	$ 1,744	$ 1,120
Net earnings per diluted common share	$ 0.20	$ 0.23	$ 0.17	$ 0.11

2002:
Revenues	$ 71,688	$ 71,352	$ 69,403	$ 65,188

Net earnings (loss)
Continuing operations	$ (15,976)	$ (565)	$ (721)	$ 1,618
Discontinued operations	--	(682)	--	--

Total	$ (15,976)	$ (1,247)	$ (721)	$ 1,618

Net earnings (loss) per diluted common share
Continuing operations	$ (1.59)	$ (0.06)	$ (0.08)	$ 0.17
Discontinued operations	--	(0.08)	--	--

Total	$ (1.59)	$ (0.14)	$ (0.08)	$ 0.17

The sum of the four quarterly net earnings (loss) per diluted common share amounts may not equal the annual amount reflected on the consolidated statements of operations due to the timing of quarterly net earnings (loss) relative to the timing of the issuance of shares resulting from acquisitions and due to rounding.

(12)    Business Segment Information
The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business unit. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

The Company has two reportable business segments: Health Enhancement and Women’s Health. The Health Enhancement segment is comprised of the Company’s disease management programs and the diabetes product design, development and assembly operation. The Company currently offers disease management services for diabetes, cardiovascular disease, respiratory disorders, cancer, depression, chronic pain and hepatitis C. As part of the diabetes and respiratory disorder compliance management process, the Company provides prescription and non-prescription drugs and supplies used by diabetes and respiratory patients in the management of their conditions, primarily on a mail-order basis through the Company’s pharmacy, laboratory and supplies divisions of the Health Enhancement segment. The Health Enhancement segment also includes Facet Technologies, LLC, a leading designer, developer, assembler and distributor of products for the diabetes market. The Women’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. The segment manages patients with gestational diabetes, hypertension, hyperemesis, anticoagulation disorders and those experiencing or at risk for preterm labor.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies for the consolidated entity. Operating earnings of the Health Enhancement segment were reduced by the amortization of goodwill of $8,703 for the year ended December 31, 2001. Operating earnings of the Women’s Health segment were reduced by the amortization of goodwill of $564 in the year ended December 31, 2001. As discussed in Note 1(j), no amortization of goodwill was recorded for the years ended December 31, 2003 and 2002. Severance and related costs of $1,740 and $503 were incurred in the Health Enhancement and Women’s Health segments, respectively, during the year ended December 31, 2002. Operating earnings (loss) by business segment exclude interest income and interest expense. An allocation of corporate expenses for shared services has been charged to the segments.

Summarized financial information as of and for the years ended December 31, 2003, 2002 and 2001 by business segment follows:

				Earnings (loss) from continuing
	Revenues			operations before income taxes

	2003	2002	2001	2003	2002	2001

Health Enhancement	$232,453	$179,535	$159,872	$ 20,980	$ 9,721	$15,608
Women’s Health	94,423	98,158	104,234	13,393	12,564	16,887
Intersegment sales	(29)	(62)	(123)	--	--	--

Total segments	326,847	277,631	263,983	34,373	22,285	32,495

General corporate	--	--	--	(9,455)	(25,684)	(7,848)
Interest expense, net	--	--	--	(13,843)	(13,626)	(10,008)
Other income (expense), net	--	--	--	1,457	(3,119)	(639)

	$326,847	$277,631	$263,983	$12,532	$(20,144)	$14,000

	Identifiable assets			Depreciation and amortization

	2003	2002	2001	2003	2002	2001

Health Enhancement	$254,688	$210,880	$169,827	$4,420	$ 3,002	$10,635
Women’s Health	30,565	30,336	36,081	2,303	2,370	2,885
General corporate	48,229	50,191	54,715	1,537	2,141	1,678

	$333,482	$291,407	$260,623	$ 8,260	$ 7,513	$15,198

	Capital expenditures

	2003	2002	2001

Health Enhancement	$7,280	$12,755	$ 4,221
Women’s Health	2,856	2,131	3,739
General corporate	1,376	1,214	426

	$11,512	$ 16,100	$ 8,386

The Company's revenues from operations outside the U.S. were approximately 18%, 17%, and 15% of total revenues in 2003, 2002 and 2001, respectively. No single customer accounted for 10% of consolidated net revenues in 2003, 2002 or 2001.

(13)    Disposition of Business
In February 2001, the Company completed the sale of the business and certain assets of QDS and received cash proceeds totaling approximately $18,000. The accounts receivable of QDS, totaling approximately $8,800 at December 31, 2000, were excluded from the sale. In 2001 and 2002, cash flows from collections of QDS’ accounts receivable, less costs of collection were $3,056 and $642, respectively. The remaining $125 of accounts receivable, as of December 31, 2002, was collected in 2003. In 2001, the Company reflected an estimated loss from discontinued operations and a loss on disposal of discontinued operations totaling approximately $1,240, net of income taxes. An additional loss, net of income taxes, of approximately $682 was recorded in 2002 as a result of greater than expected costs of collection and lower than expected cash receipts from the retained receivables. The accompanying consolidated financial statements reflect QDS as a discontinued operation for all periods presented.

The operating results of discontinued operations are as follows:

	Years Ended December 31,

	2002	2001

Revenues	$ --	$ --

Loss from operations, net of income tax benefit of $76 and $275 in 2002 and 2001, respectively	$ (124)	$ (455)
Loss on disposal of discontinued operations, net of income tax benefit of $342 and $485 in 2002 and 2001, respectively	(558)	(785)

Loss from discontinued operations	$ (682)	$ (1,240)

(14)   Supplemental Guarantor/Non-Guarantor Financial Information

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

Consolidating Condensed Balance Sheets
December 31, 2003
Unaudited
	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$3,211	$2,896	$2,901	$--	$9,008
Trade accounts receivable, net	17,571	38,922	6,329	--	62,822
Inventories	1,908	13,405	11,999	--	27,312
Other current assets	9,445	7,452	397		17,294

Total current assets	32,135	62,675	21,626	--	116,436

Property and equipment, net	9,565	20,451	774	--	30,790
Intangible assets, net	2,682	144,295	4,578	--	151,555
Investment in subsidiaries	148,810	--	--	(148,810)	--
Deferred income taxes	26,522	2	--	--	26,524
Other long-term assets	7,953	224	--	--	8,177

	$227,667	$227,647	$26,978	$(148,810)	$333,482

LIABILITES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$775	$57	$--	$--	$832
Other current liabilities	36,309	32,889	13,025	--	82,223

Total current liabilities	37,084	32,946	13,025	--	83,055

Long-term debt, excluding current installments	118,937	132	2,001	--	121,070
Intercompany	20,525	(3,993)	(16,532)	--	--
Other long-term liabilities	5,500	310	--	--	5,810

Total liabilities	182,046	29,395	(1,506)	--	209,935

Common shareholders’ equity
Common stock	102	--	--	--	102
Additional paid-in capital	313,098	144,232	4,578	(148,810)	313,098
Accumulated earnings (deficit)	(271,170)	62,230	18,885	--	(190,055)
Other	3,591	(8,210)	5,021	--	402

Total common shareholders’ equity	45,621	198,252	28,484	(148,810)	123,547

	$227,667	$ 227,647	$ 26,978	$(148,810)	$333,482

Consolidating Condensed Balance Sheets
December 31, 2002
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$ 1,919	$ 2,080	$ 1,501	$ --	$ 5,500
Short-term investments	140	--	--	--	140
Trade accounts receivable, net	18,002	26,514	5,177	--	49,693
Inventories	2,194	15,737	8,826	--	26,757
Other current assets	7,098	7,147	902	--	15,147

Total current assets	29,353	51,478	16,406	--	97,237

Property and equipment, net	9,100	17,021	595	--	26,716
Intangible assets, net	2,682	123,111	4,778	--	130,571
Investment in subsidiaries	127,889	--	--	(127,889)	--
Deferred income taxes	30,848	--	--	--	30,848
Other long-term assets	5,629	406	--	--	6,035

	$ 205,501	$ 192,016	$ 21,779	$ (127,889)	$ 291,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$ 680	$ 63	$ --	$ --	$ 743
Other current liabilities	17,746	26,058	10,134	--	53,938

Total current liabilities	18,426	26,121	10,134	--	54,681

Long-term debt, excluding current installments	114,152	97	3,966	--	118,215
Intercompany	2,861	12,074	(14,935)	--	--
Other long-term liabilities	4,547	184	--	--	4,731

Total liabilities	139,986	38,476	(835)	--	177,627

Common shareholders’ equity
Common stock	101	--	--	--	101
Additional paid-in capital	311,052	123,111	4,778	(127,889)	311,052
Accumulated earnings (deficit)	(249,229)	38,593	13,275	--	(197,361)
Other	3,591	(8,164)	4,561	--	(12)

Total common shareholders’ equity	65,515	153,540	22,614	(127,889)	113,780

	$ 205,501	$ 192,016	$ 21,779	$ (127,889)	$ 291,407

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2003
(Unaudited)
	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non-Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$94,423	$172,702	$59,751	$ (29)	$ 326,847

Cost of revenues	42,601	101,820	46,531	(29)	190,923
Selling and administrative expenses	53,121	41,560	7,156	--	101,837
Provision for doubtful accounts	3,195	5,384	30	--	8,609
Amortization of intangible assets	--	360	200	--	560

Operating earnings (loss)	(4,494)	23,578	5,834	--	24,918

Interest income (expense), net	(13,574)	67	(336)	--	(13,843)
Other income (expense), net	1,350	(9)	116	--	1,457

Earnings (loss) before income taxes	(16,718)	23,635	5,615	--	12,532

Income tax benefit (expense)	(5,223)	2	(5)	--	(5,226)

Net earnings (loss)	$ (21,941)	$ 23,637	$ 5,610	$ --	$ 7,306

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2002
(Unaudited)
	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$ 98,161	$133,501	$ 46,031	$ (62)	$ 277,631

Cost of revenues	43,544	84,032	36,784	(62)	164,298
Selling and administrative expenses	55,502	30,998	5,470	--	91,970
Charges from termination of retirement plan	14,247	--	--	--	14,247
Provision for doubtful accounts	5,320	4,635	--	--	9,955
Amortization of intangible assets	--	360	200	--	560

Operating earnings (loss) from continuing operations	(20,452)	13,476	3,577	--	(3,399)

Interest income (expense), net	(13,248)	(9)	(369)	--	(13,626)
Other income (expense), net	(1,119)	(1,926)	(74)	--	(3,119)

Earnings (loss) from continuing operations before income taxes	(34,819)	11,541	3,134	--	(20,144)

Income tax benefit (expense)	4,506	4	(10)	--	4,500

Earnings (loss) from continuing operations	(30,313)	11,545	3,124	--	(15,644)
Discontinued operations, net of taxes	--	(682)	--	--	(682)

Net earnings (loss)	$ (30,313)	$10,863	$ 3,124	$ --	$ (16,326)

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2001
(Unaudited)
	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$ 106,627	$117,148	$ 40,685	$ (477)	$ 263,983

Cost of revenues	43,601	69,453	33,108	(477)	145,685
Selling and administrative expenses	52,209	19,534	4,506	--	76,249
Provision for doubtful accounts	5,451	2,090	34	--	7,575
Amortization of intangible assets	564	8,766	497	--	9,827

Operating earnings from continuing operations	4,802	17,305	2,540	--	24,647

Interest income (expense), net	(9,615)	9	(402)	--	(10,008)
Other income (expense), net	(736)	5	92	--	(639)

Earnings (loss) from continuing operations before income taxes	(5,549)	17,319	2,230	--	14,000

Income tax expense	6,068	--	7	--	6,075

Earnings (loss) from continuing operations	(11,617)	17,319	2,223	--	7,925
Discontinued operations, net of taxes	---	(1,240)	--	--	(1,240)

Net earnings (loss)	$ (11,617)	$16,079	$ 2,223	$ --	$ 6,685

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2003
(Unaudited)

	Matria Healthcare, Inc.		Guarantor Domestic Subsidiaries	Non-Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by continuing operations	$ (17,336)		$ 24,220	$ 5,131	$ 12,015
Net cash used in discontinued operations	--		128	--	128

Net cash provided by (used in) operating activities	(17,336)		24,348	5,131	12,143

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,232)		(6,851)	(429)	(11,512)
Purchase of investments	(927)		--	--	(927)
Proceeds from sales of short-term investments	--		154	--	154
Acquisition of business, net of cash acquired	--	-	(603)	--	(603)

Net cash used in investing activities	(5,159)		(7,300)	(429)	(12,888)

Cash Flows from Financing Activities:
Net borrowings under credit agreement	2,418		--	--	2,418
Proceeds from issuance of debt	1,919		--	--	1,919
Principal repayments of long-term debt	(37)		29	(1,965)	(1,973)
Proceeds from issuance of common stock	816		--	--	816
Net cash provided by (used in) financing activities	5,116		29	(1,965)	3,180

Effect of exchange rate changes on cash and cash equivalents	--		--	1,073	1,073
Net change in intercompany balances	18,532		(16,122)	(2,410)	--

Net increase in cash and cash equivalents	1,153		955	1,400	3,508

Cash and cash equivalents at beginning of year	2,058		1,941	1,501	5,500

Cash and cash equivalents at end of year	$ 3,211		$ 2,896	$ 2,901	$ 9,008

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2002
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries		Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$ (3,567)	$ 18,117		$ 5,330	$19,880
Net cash provided by discontinued operations	--	642		--	642

Net cash provided by (used in) operating activities	(3,567)	18,759		5,330	20,522

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,345)	(12,391)		(364)	(16,100)
Acquisition of businesses, net of cash acquired	--	(3,526)		--	(3,526)

Net cash used in investing activities	(3,345)	(15,917)		(364)	(19,626)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,462	--		--	1,462
Principal repayments of long-term debt	689	(133)		(2,573)	(2,017)
Proceeds from issuance of common stock	1,858	--		--	1,858

Net cash provided by (used in) financing activities	4,009	(133)		(2,573)	1,303

Effect of exchange rate changes on cash and cash equivalents	--	--	1	1,318	1,318
Net change in intercompany balances	3,503	(1,164)		(2,339)	--

Net increase in cash and cash equivalents	600	1,545		1,372	3,517

Cash and cash equivalents at beginning of year	1,319	535		129	1,983

Cash and cash equivalents at end of year	$ 1,919	$ 2,080		$ 1,501	$ 5,500

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2001
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$ 164	$ 9,511	$ (1,728)	$ 7,947
Net cash provided by discontinued operations	--	3,056	--	3,056

Net cash provided by (used in) operating activities	164	12,567	(1,728)	11,003

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,071)	(4,208)	(124)	(8,403)
Proceeds from disposition of business	--	18,076	--	18,076

Net cash provided by (used in) investing activities	(4,071)	13,868	(124)	9,673

Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	111,940	--	--	111,940
Net repayments under credit agreement	(72,669)	--	--	(72,669)
Proceeds from issuance of debt	1,013	--	--	1,013
Principal repayments of long-term debt	(18,895)	(174)	--	(19,069)
Proceeds from issuance of common stock	3,892	--	--	3,892
Repurchases of common stock and warrants	(4,346)	--	--	(4,346)
Repurchases of redeemable preferred stock	(40,931)	--	--	(40,931)
Preferred stock dividend payments	(2,438)	--	--	(2,438)

Net cash used in financing activities	(22,434)	(174)	--	(22,608)

Effect of exchange rate changes on cash and cash equivalents	--	--	--	--
Net change in intercompany balances	26,136	(26,771)	635	--

Net decrease in cash and cash equivalents	(205)	(510)	(1,217)	(1,932)

Cash and cash equivalents at beginning of year	1,524	1,045	1,346	3,915

Cash and cash equivalents at end of year	$ 1,319	$ 535	$ 129	$ 1,983

Exhibit 11

Matria Healthcare, Inc. and Subsidiaries
Computation of Earnings (Loss) per Share
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Years Ended
	December 31,		December 31,

	2003	2002	2003	2002

Basic

Net earnings (loss)
Continuing operations	$ 2,066	$ (15,976)	$ 7,306	$ (15,644)
Discontinued operations	--	--	--	(682)

Net earnings (loss) available to common shareholders	$ 2,066	$ (15,976)	$ 7,306	$ (16,326)

Shares:
Weighted average number of common shares outstanding	10,176	10,051	10,132	9,309

Net earnings (loss) per common share
Continuing operations	$ 0.20	$ (1.59)	$ 0.72	$ (1.68)
Discontinued operations	--	--	--	(0.07)

	$ 0.20	$ (1.59)	$ 0.72	$ (1.75)

Diluted

Net earnings (loss) available to common shareholders	$ 2,066	$ (15,976)	$ 7,306	$ (16,326)

Shares:
Weighted average number of common shares outstanding	10,176	10,051	10,132	9,309
Shares issuable from assumed exercise of options	364	--	229	--

	10,540	10,051	10,361	9,309

Net earnings (loss) per common share
Continuing operations	$ 0.20	$ (1.59)	$ 0.71	$ (1.68)
Discontinued operations	--	--	--	(0.07)

Total	$ 0.20	$ (1.59)	$ 0.71	$ (1.75)

Exhibit 23

Independent Auditors’ Consent

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 333-100977, 333-90822, 333-72516, 333-72512, 333-69347, 333-42856, 333-02283, 333-01883 and 333-01539) on Form S-8 and (No. 333-109488) on Form S-3 of Matria Healthcare, Inc. of our report dated February 13, 2004, relating to the consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, common shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2003, and the related financial statement schedule, which report appears in the 2003 Annual Report on Form 10-K of Matria Healthcare, Inc. Our report refers to the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

Atlanta, Georgia
March 11, 2004

