Form 10-Q
period 2004-03-31
MATRIA HEALTHCARE INC
filed 2004-05-07
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

Commission file number 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2205984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
    Yes ☒    No ☐

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of April 30, 2004 was 10,302,034.

1

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2004

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
ASSETS	2004	2003

Current assets :
Cash and cash equivalents	$ 7,256	$ 9,008
Trade accounts receivable, less allowances of $6,069 and
$7,357 at March 31, 2004 and December 31, 2003, respectively	65,175	62,822
Inventories	25,976	27,312
Prepaid expenses and other current assets	14,789	17,294

Total current assets	113,196	116,436
Property and equipment, less accumulated depreciation of $29,364 and
$27,755 at March 31, 2004 and December 31, 2003, respectively	31,934	30,790
Intangible assets, less accumulated amortization of $31,619 and
$31,548 at March 31, 2004 and December 31, 2003, respectively	151,538	151,555
Deferred income taxes	27,179	26,524
Other assets	9,199	8,177

	$ 333,046	$ 333,482

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$ 372	$ 832
Accounts payable, principally trade	37,699	41,017
Accrued liabilities	42,874	41,206

Total current liabilities	80,945	83,055
Long-term debt, excluding current installments	119,471	121,070
Other long-term liabilities	5,905	5,810

Total liabilities	206,321	209,935

Shareholders' equity:
Common stock, $.01 par value. Authorized 25,000 shares:
issued and outstanding - 10,295 and 10,189 shares
at March 31, 2004 and December 31, 2003, respectively	103	102
Additional paid-in capital	315,281	313,098
Accumulated deficit	(189,125)	(190,055)
Accumulated other comprehensive earnings	466	402

Total shareholders’ equity	126,725	123,547

	$ 333,046	$ 333,482

See accompanying notes to consolidated condensed financial statements .

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Revenues
Net revenues from services	$68,641	$ 58,704
Net sales of products	19,726	19,483

Total revenues	88,367	78,187

Cost of revenues
Cost of services	38,938	33,306
Cost of goods sold	12,952	13,624

Total cost of revenues	51,890	46,930
Selling and administrative expenses	29,642	23,791
Provision for doubtful accounts	1,914	1,956
Amortization of intangible assets	50	140

Total operating expenses	83,496	72,817

Operating earnings	4,871	5,370
Interest expense, net	(3,268)	(3,593)
Other income, net	--	143

Earnings before income taxes	1,603	1,920
Income tax expense	(673)	(800)

Net earnings	$ 930	$ 1,120

Net earnings per common share:
Basic	$ 0.09	$ 0.11

Diluted	$ 0.09	$ 0.11

Weighted average shares outstanding:
Basic	10,223	10,079

Diluted	10,852	10,094

See accompanying notes to consolidated condensed financial statements .

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited )

	Three Months Ended March 31,

	2004	2003

Cash Flows from Operating Activities:
Net earnings	$ 930	$ 1,120
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,950	2,060
Amortization of debt discount and expenses	325	261
Provision for doubtful accounts	1,914	1,956
Deferred tax expense	643	303
Gains on sales of investments	--	(56)
Payment for termination of interest rate swap agreements	(315)	--
Changes in assets and liabilities:
Trade accounts receivable	(4,267)	(9,436)
Inventories	1,336	3,735
Prepaid expenses and other current assets	1,113	668
Noncurrent assets	(575)	(1,353)
Accounts payable	(3,318)	(2,049)
Accrued and other liabilities	1,732	(839)

Net cash provided by (used in) continuing operations	1,468	(3,630)
Net cash provided by discontinued operations	--	128

Net cash provided by (used in) operating activities	1,468	(3,502)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,044)	(2,350)
Proceeds from sales of short-term investments	--	154
Net purchases of investments	(574)	(1,500)

Net cash used in investing activities	(3,618)	(3,696)

Cash Flows from Financing Activities:
Net increase (decrease) in borrowings under credit agreement	(1,387)	7,500
Proceeds from issuance of debt	71	68
Principal repayments of long-term debt	(569)	(527)
Proceeds from issuance of common stock	2,184	78

Net cash provided by financing activities	299	7,119

Effect of exchange rate changes on cash and cash equivalents	99	297

Net increase (decrease) in cash and cash equivalents	(1,752)	218
Cash and cash equivalents at beginning of year	9,008	5,500

Cash and cash equivalents at end of period	$ 7,256	$ 5,718

Supplemental disclosures of cash paid for:
Interest	$ 156	$ 243

Income taxes	$ 90	$ 664

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General
The consolidated condensed financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year ending December 31, 2004.

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. (“Matria” or the “Company”) for the year ended December 31, 2003.

2. Comprehensive Earnings
Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings, foreign currency translation adjustments, net of income taxes, and changes in unrealized appreciation on available-for-sale securities, net of income taxes. Comprehensive earnings for the three-month periods ended March 31, 2004 and 2003 were $994 and $1,291, respectively.

3. Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2004

	Carrying Amount	Fair Value

Liabilities:
Senior notes	$119,613	$135,420
Interest rate swap arrangement	$ (1,310)	$ (1,310)

The carrying amount of the senior notes is net of the unamortized discount and the unamortized net deferred gains on terminations of interest rate swaps and has been increased to reflect an adjustment equal to the fair value of the interest rate swap arrangement at March 31, 2004, attributable to the portion of the notes being hedged. The estimated fair value of the senior notes is based upon the quoted market prices at March 31, 2004. The interest rate swap arrangement was reflected at a carrying amount equal to the estimated fair value based on the estimated amount that we would receive to terminate the interest rate swap agreement at March 31, 2004.

The Company’s other financial instruments approximate fair value due to the short-term or variable rate nature of those assets and liabilities.

4. Derivative Financial Instruments
Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank for a notional amount of $50,000 to hedge a like amount of the Company’s 11% senior notes, which mature in 2008. Under this arrangement, the bank was obligated to pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company was obligated to pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535% (determined at the end of the period). Effective August 18, 2003, the Company entered into a second interest rate swap agreement with the same bank for an additional $25,000 with terms as described above, except that the variable rate of interest for this second agreement was based on the six-month LIBOR rate plus 6.7450% (also determined at the end of the period). Both transactions were considered to be hedges against changes in the fair value of the fixed-rate debt obligation and were used to lower the Company’s overall borrowing rates. In January 2004, both interest rate swaps were terminated, and the Company paid $315 to the bank.  This payment is being amortized as an increase to interest expense over the remaining term of the senior notes (through May 2008).

After the swaps, described in the preceding paragraph, were terminated in January 2004, the Company entered into a new interest rate swap agreement with the bank with a notional amount of $75,000. Under this arrangement, the bank was obligated to pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company was obligated to pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.100% (determined at the end of the period). The variable rate at March 31, 2004, of 8.2595% reflects a rate reduction of 2.7405%. In April 2004, this interest rate swap was terminated, and the Company paid $214 to the bank.  This payment is being amortized as an increase to interest expense over the remaining term of the senior notes (through May 2008).

Under the swap agreements, the Company was required to maintain cash collateral with the bank. The collateral requirement was determined based on an initial base amount of $1,500 and varied based on fluctuations in market exposure. As of March 31, 2004, the collateral totaled $1,500. The collateral was returned to the Company in April upon the termination of the interest rate swap agreement.

As of March 31, 2004, the interest rate swap agreement was reflected on the consolidated condensed balance sheet at fair value of $1,310 due from the bank (see note 3 above), and the carrying value of the related portion of fixed-rate debt being hedged was increased by $1,310, representing the adjustment to the fair value of the portion of the debt hedged by the interest rate swap attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreements, as well as the change in the adjusted carrying value of the related portion of the fixed-rate debt that was being hedged, had offsetting effects on net interest expense in the consolidated condensed statements of operations since the interest rate swaps were fully effective. Interest expense was reduced by $456 for the three months ended March 31, 2004, as a result of the lower variable interest rates on the swaps.

5. Business Segment Information
The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business units. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

The Company currently has two reportable business segments: Health Enhancement and Women’s and Children’s Health (formerly Women’s Health). The Health Enhancement segment is comprised of the Company's disease management and related pharmacy, laboratory and supply business, its foreign diabetes supply operation and its diabetes product design, development and assembly operation. The Health Enhancement segment currently offers disease management services for diabetes, cardiovascular disease, respiratory disorders, cancer, depression, chronic pain and hepatitis C. As part of the diabetes and respiratory disorder compliance management process, the Company provides prescription and non-prescription drugs and supplies used by diabetes and respiratory patients in the management of their conditions, primarily on a mail-order basis through the pharmacy, laboratory and supplies division of the Health Enhancement segment. The Health Enhancement segment also includes Facet Technologies, LLC, a leading designer, developer, assembler and distributor of products for the diabetes market.

The Women’s and Children’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients, including those with gestational diabetes, hypertension, hyperemesis, anticoagulation disorders and those experiencing, or at risk of, preterm labor. In addition, the Company recently announced a strategic initiative to provide services for infants and children through neonatal intensive care case management and delivery of specialty pharmaceuticals.

The accounting policies of the reportable business segments are the same as those for the consolidated entity. Operating earnings by reportable business segment exclude interest income and interest expense. An allocation of corporate expenses for shared services has been charged to the segments.

Summarized financial information as of and for the three-month periods ended March 31, 2004 and 2003 by reportable business segment follows:

	Revenues		Earnings Before Income Taxes

Three Months Ended March 31,	2004	2003	2004	2003

Health Enhancement	$ 65,907	$ 54,519	$6,098	$ 3,599
Women’s and Children’s Health	22,468	23,668	1,370	3,680
Intersegment sales	(8)	--	--	--

Total segments	88,367	78,187	7,468	7,279
General corporate	--	--	(2,597)	(1,909)
Interest expense, net	--	--	(3,268)	(3,593)
Other income, net	--	--	--	143

Consolidated	$ 88,367	$ 78,187	$ 1,603	$ 1,920

	Identifiable Assets

	March 31,	December 31,
	2004	2003

Health Enhancement	$ 254,338	$ 254,688
Women’s and Children’s Health	31,280	30,565
General corporate	47,428	48,229

Consolidated assets	$ 333,046	$ 333,482

The Company's revenues from operations outside the U.S. were approximately 19% and 18% of total revenues for the three-month periods ended March 31, 2004 and 2003, respectively. No single customer accounted for more than 10% of consolidated net revenues in either period.

6. Stock-Based Compensation
Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), we have elected to account for our employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Three Months Ended March 31,

	2004	2003

Net earnings	$ 930	$ 1,120
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(438)	(480)

Pro forma net earnings	$ 492	$ 640

Earnings per share:
Basic - as reported	$ 0.09	$ 0.11
Basic - pro forma	$ 0.05	$ 0.06

Diluted - as reported	$ 0.09	$ 0.11
Diluted - pro forma	$ 0.05	$ 0.06

7. Long-Term Debt
The Company has unsecured 11% senior notes that were issued at a discount of 6.5% from the principal amount of $122,000. The Company also has available a revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. The balance outstanding under this agreement was $1.0 million as of March 31, 2004.

The senior notes indenture and the revolving credit facility agreement set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the credit facility, the Company is required to maintain certain financial ratios. As of March 31, 2004, the Company is in compliance with the financial covenants in its credit instruments. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month periods ended March 31, 2004 and 2003, were 10.85% and 11.99%, respectively.

On March 29, 2004, the Company commenced a tender offer for all of its outstanding 11% senior notes. In connection with the tender offer, the Company has obtained a waiver from the holders of our 11% senior notes to the debt incurrence covenant contained in the indenture governing the 11% senior notes. In addition, in connection with the tender offer, the Company has obtained the consent of the holders of the 11% senior notes to amendments to the indenture governing the 11% senior notes, which if the financing condition and other conditions to the tender offer are satisfied and the tender offer is completed, would eliminate substantially all of the restrictive covenants, certain related events of default and certain other terms in the indenture with respect to any 11% senior notes not purchased in the tender offer. The Company intends to finance the purchase of the 11% senior notes in the tender offer through the combination of convertible notes and borrowings under a proposed new term loan and credit facility. On May 5, 2004, the Company completed the sale of $75,000 in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. Under certain circumstances, the notes will be convertible into shares of the Company’s common stock at a conversion rate of 33.9153 shares per $1 principal amount of the notes (equal to an initial conversion price of approximately $29.49 per share). Assuming certain conditions are satisfied, the notes will be guaranteed by certain of the Company’s domestic subsidiaries. The Company has also granted the initial purchaser a 30-day option to purchase up to an additional $11,250 aggregate principal amount of the notes. The Company has committed to use the net proceeds of the offering to purchase the 11% senior notes in the tender offer. The tender offer is currently scheduled to expire on May 28, 2004, unless extended. If the financing condition to the tender offer or the other conditions to the tender offer are not satisfied, the Company would nonetheless be required to repurchase 11% senior notes tendered in the tender offer with the proceeds from the sale of the convertible notes. However, in such event, the amendments to the 11% senior notes indenture eliminating the restrictive covenants contained therein will not become operative.

8. Supplemental Guarantor/Non-Guarantor Financial Information
Supplemental financial information is being provided in connection with the Company’s senior notes. The 11% senior notes are unconditionally guaranteed by the Company and its domestic subsidiaries. All guarantees are joint and several. Each of the domestic and foreign subsidiaries is 100% owned by the Company.

The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor foreign subsidiaries on a combined basis.

Consolidating Condensed Balance Sheets
March 31, 2004
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$ 2,831	$ 2,625	$ 1,800	$ --	$ 7,256
Trade accounts receivable, net	17,279	40,531	7,365	--	65,175
Inventories	1,935	12,245	11,796	--	25,976
Other current assets	7,586	6,894	309	--	14,789

Total current assets	29,631	62,295	21,270	--	113,196

Property and equipment, net	10,695	20,516	723	--	31,934
Intangible assets, net	2,682	144,328	4,528	--	151,538
Investment in subsidiaries	148,783	--	--	(148,783)	--
Deferred income taxes	27,177	2	--	--	27,179
Other assets	10,987	603	--	(2,391)	9,199

	$ 229,955	$227,744	$ 26,521	$ (151,174)	$ 333,046

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current installments of long-term debt	$ 261	$ 111	$ --	$ --	$ 372
Other current liabilities	41,183	28,059	11,331	--	80,573

Total current liabilities	41,444	28,170	11,331	--	80,945

Long-term debt, excluding current installments	119,360	111	2,391	(2,391)	119,471
Intercompany	20,164	(3,579)	(16,585)	--	--
Other long-term liabilities	5,549	356	--	--	5,905

Total liabilities	186,517	25,058	(2,863)	(2,391)	206,321

Shareholders’ equity:
Common stock	103	--	--	--	103
Additional paid-in capital	315,281	144,255	4,528	(148,783)	315,281
Accumulated earnings (deficit)	(275,537)	66,641	19,771	--	(189,125)
Other	3,591	(8,210)	5,085	--	466

Total shareholders’ equity	43,438	202,686	29,384	(148,783)	126,725

	$ 229,955	$ 227,744	$ 26,521	$ (151,174)	$ 333,046

Consolidating Condensed Balance Sheets
December 31, 2003
(Unaudited)
	Matria Healthcare Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$ 3,211	$ 2,896	$ 2,901	$ --	$ 9,008
Trade accounts receivable, net	17,571	38,922	6,329	--	62,822
Inventories	1,908	13,405	11,999	--	27,312
Other current assets	9,445	7,452	397	--	17,294

Total current assets	32,135	62,675	21,626	--	116,436

Property and equipment, net	9,565	20,451	774	--	30,790
Intangible assets, net	2,682	144,295	4,578	--	151,555
Investment in subsidiaries	148,810	--	--	(148,810)	--
Deferred income taxes	26,522	2	--	--	26,524
Other long-term assets	9,954	224	--	(2,001)	8,177

	$ 229,668	$ 227,647	$ 26,978	$(150,811)	$ 333,482

LIABILITES AND SHAREHOLDERS’ EQUITY

Current installments of long-term debt	$ 775	$ 57	--	$ --	$ 832
Other current liabilities	36,309	32,889	13,025	--	82,223

Total current liabilities	37,084	32,946	13,025	--	83,055

Long-term debt, excluding current installments	120,938	132	2,001	(2,001)	121,070
Intercompany	8,328	5,863	(14,191)	--	--
Other long-term liabilities	5,500	310	--	--	5,810

Total liabilities	184,047	39,251	835	(2,001)	209,935

Shareholders’ equity:
Common stock	102	--	--	--	102
Additional paid-in capital	313,098	144,232	4,578	(148,810)	313,098
Accumulated earnings (deficit)	(258,973)	52,374	16,544	--	(190,055)
Other	3,591	(8,210)	5,021	--	402

Total shareholders’ equity	57,818	188,396	26,143	(148,810)	123,547

	$ 229,668	$ 227,647	$ 26,978	$(150,811)	$ 333,482

Consolidating Condensed Statements of Operations
For the Three Months Ended March 31, 2004
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non-Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$ 22,468	$ 48,944	$ 16,963	$ (8)	$ 88,367

Cost of revenues	11,337	27,234	13,327	(8)	51,890
Selling and administrative expenses	15,393	12,195	2,054	--	29,642
Provision for doubtful accounts	(5)	1,919	--	--	1,914
Amortization of intangible assets	--	--	50	--	50

Operating earnings (loss)	(4,257)	7,596	1,532	--	4,871

Interest income (expense), net	(3,219)	2	(51)	--	(3,268)
Other income (expense), net	(53)	6	47	--	--

Earnings (loss) before income taxes	(7,529)	7,604	1,528	--	1,603
Income tax benefit (expense)	3,162	(3,193)	(642)	--	(673)

Net earnings (loss)	$ (4,367)	$ 4,411	$ 886	$ --	$ 930

Consolidating Condensed Statements of Operations
For the Three Months Ended March 31, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non-Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$ 23,668	$ 40,411	$ 14,108	$ --	$ 78,187

Cost of revenues	10,202	25,531	11,197	--	46,930
Selling and administrative expenses	12,357	9,648	1,786	--	23,791
Provision for doubtful accounts	1,134	822	--	--	1,956
Amortization of intangible assets	--	90	50	--	140

Operating earnings (loss)	(25)	4,320	1,075	--	5,370

Interest income (expense), net	(3,567)	54	(80)	--	(3,593)
Other income (expense), net	83	(2)	62	--	143

Earnings (loss) before income taxes	(3,509)	4,372	1,057	--	1,920

Income tax benefit (expense)	1,464	(1,823)	(441)	--	(800)

Net earnings (loss)	$ (2,045)	$ 2,549	$ 616	$ --	$ 1,120

Consolidating Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2004
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (1,477)	$ 3,744	$ (799)	$ 1,468

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,861)	(1,172)	(11)	(3,044)
Purchases of investments	(574)	--	--	(574)

Net cash used in investing activities	(2,434)	(1,172)	(11)	(3,618)

Cash Flows from Financing Activities:
Net repayments under credit agreement	(1,387)	--	--	(1,387)
Proceeds from issuance of debt	--	71	--	71
Principal repayments of long-term debt	(531)	(38)	--	(569)
Proceeds from issuance of common stock	2,184	--	--	2,184

Net cash provided by financing activities	266	33	--	299

Effect of exchange rate changes on cash and cash equivalents	--	--	99	99
Net change in intercompany balances	3,266	(2,875)	(391)	--

Net decrease in cash and cash equivalents	(380)	(270)	(1,102)	(1,752)
Cash and cash equivalents at beginning of year	3,211	2,895	2,902	9,008

Cash and cash equivalents at end of period	$ 2,831	$ 2,625	$ 1,800	$ 7,256

Consolidating Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries	Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$ (4,038)	$ (881)	$ 1,289	$ (3,630)
Net cash provided by discontinued operations	--	128	--	128

Net cash provided by (used in) operating activities	(4,038)	(753)	1,289	(3,502)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,045)	(1,248)	(57)	(2,350)
Purchases of investments	(1,500)	--	--	(1,500)
Proceeds from sales of short-term investments	--	154	--	154

Net cash used in investing activities	(2,545)	(1,094)	(57)	(3,696)

Cash Flows from Financing Activities:
Borrowings under credit agreement	7,500	--	--	7,500
Proceeds from issuance of debt	--	68	--	68
Borrowings (principal repayments) of long-term debt	(493)	(34)	--	(527)
Proceeds from issuance of common stock	78	--	--	78

Net cash provided by financing activities	7,085	34	- -	7,119

Effect of exchange rate changes on cash and cash equivalents	--	--	297	297
Net change in intercompany balances	(920)	1,956	(1,036)	--

Net increase (decrease) in cash and cash equivalents	(418)	143	493	218

Cash and cash equivalents at beginning of year	2,058	1,941	1,501	5,500

Cash and cash equivalents at end of period	$ 1,640	$ 2,084	$ 1,994	$ 5,718

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the other financial information in this Report and the consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “Commission” or “SEC”). The discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in the Annual Report. The historical results of operations are not necessarily indicative of future results.

Executive Overview

    We provide comprehensive, integrated disease management services and related products that offer cost-saving solutions for many of the most costly medical conditions and chronic diseases, including diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, depression, chronic pain and hepatitis C. We seek to improve patient outcomes and lower healthcare costs through a broad range of disease management programs and related mail-order pharmacy, laboratory and supply services and direct clinical services. We emphasize a multidisciplinary approach to care that involves our clinicians working with physicians to oversee the adherence to treatment plans. We focus on the management of patients between visits to their physician, the improvement of the patient’s compliance with the physician’s care plan and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. To serve this critical aspect of patient care, we have invested heavily in disease management information technology, call center infrastructure, a national network of skilled multidisciplinary clinicians and supply distribution channels.

    We have two reportable business segments: Health Enhancement and Women’s and Children’s Health.

  Health Enhancement. Our Health Enhancement segment provides domestic disease management programs and related pharmacy, laboratory and supplies services. Our disease management services target patients with chronic diseases or other high cost medical conditions, those at risk of developing such a health problem and the emerging pharmaceutical market in support of complex drug therapies. In addition, the segment offers diabetes disease management services and supplies in Germany and includes our subsidiary Facet Technologies LLC (“Facet”), a leading designer, developer, assembler and distributor of products for the diabetes market. Facet serves large medical device manufacturers and distributors of blood glucose test kits and other point of care test kits, with an estimated 40% to 50% of the world market share in standard lancets, lancing devices and safety lancets used by diabetes patients to obtain blood samples for testing blood glucose levels.

  Women’s and Children’s Health. Our Women’s and Children’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. In addition, we recently announced a strategic initiative to provide services for infants and children through neonatal intensive care case management and delivery of specialty pharmaceuticals.

Our disease management customers include primarily Fortune 1000 employers, health plans, Medicare and Medicaid programs, pharmaceutical companies and patients.

Results of Operations
Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three Months Ended March 31,

	2004	2003	Variance	Variance %

	(Amounts in thousands)
Revenues	$88,367	$78,187	$10,180	13.0%
Health Enhancement	65,907	54,519	11,388	20.9%
Women's and Children’s Health	22,468	23,668	(1,200)	(5.1)%
Cost of revenues	51,890	46,930	4,960	10.6%
% of revenues	58.7%	60.0%	--	--
Health Enhancement	40,560	36,753	3,807	10.4%
% of revenues	61.5%	67.4%	--	--
Women's and Children’s Health	11,337	10,202	1,135	11.1%
% of revenues	50.5%	43.1%	--	--
Selling and administrative expenses	29,642	23,791	5,851	24.6%
% of revenues	33.5%	30.4%	--	--
Provision for doubtful accounts	1,914	1,956	(42)	(2.1)%
% of revenues	2.2%	2.5%	--	--
Interest expense, net	3,268	3,593	(325)	(9.0)%
Other income, net	-	143	(143)	(100.0)%
Earnings before income taxes	1,603	1,920	(317)	(16.5)%
Income tax expense	673	800	(127)	(15.9)%
Net earnings	930	1,120	(190)	(17.0)%
Revenues increased $10.2 million, or 13.0%, for the three-month period ended March 31, 2004 compared to the same period in 2003. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $11.4 million, or 20.9%. The majority of the growth in the segment was in the domestic disease management component with an increase of $8.1 million, or 35.0%, as a result of an increase in covered lives from new accounts, along with an increase in the volume of mail-order shipments of supplies. The foreign diabetes supply business increased its revenues $3.1 million, or 25%. Approximately two-thirds of the increase was due to favorable foreign currency exchange rate impact. Revenues in the Women’s and Children’s Health segment for the three-month period ended March 31, 2004, decreased $1.2 million, or 5.1%, compared to the same period in 2003 due to a 10% reduction in days of service and a decrease in rates per day of service. This was partially offset by a shift in mix to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 58.7% for the three-month period ended March 31, 2004 from 60.0% for the same period in 2003. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 61.5% for the three-month period ended March 31, 2004 from 67.4% for the same period in 2003. The decrease in the Health Enhancement segment was almost exclusively in the domestic disease management component due to improved service solutions and pricing on new accounts, improved supplier pricing and revised estimates of vendor and customer rebates. In addition, Facet improved its margin percentage by 4.5% due primarily to a shift in revenue mix toward higher margin offerings. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment increased due to lower rates of revenue per day, higher drug costs and a shift in mix to lower margin therapies. To counter these increases, Women’s and Children’s Health has commenced a series of cost reduction initiatives that are expected to lower the costs as a percentage of revenues. These initiatives include staff reductions, facility closings and supplier price reductions.

Selling and administrative expenses as a percentage of revenues increased to 33.5% from 30.4% for the three-month period ended March 31, 2004 compared to the same period of 2003. The increase is primarily due to an increase in Women’s and Children’s Health, which had higher sales and marketing costs and lower revenues. The percentage in the Health Enhancement segment was slightly higher. In addition, general corporate expenses were higher, some of which are allocated to the business segments. This increase included higher salaries, particularly in the technology area to support the growth in the disease management business, and higher benefits and insurance costs. Self-insured medical costs increased over 50% for the period ended March 31, 2004 compared to the same period in 2003.

The Company provides for estimated uncollectible accounts as revenues are recognized. The provision is adjusted periodically based upon the Company’s quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors. The provision for doubtful accounts as a percentage of revenues was 2.2% for the three-month period ended March 31, 2004 compared to 2.5% for the same period in 2003. In the Health Enhancement segment, the provision for doubtful accounts as a percentage of revenues was 2.9% for the three-month period ended March 31, 2004 compared to 1.5% for the same period in 2003. The collection experience in the pharmacy, laboratory and supplies division resulted in an increase to the provision for the three-month period ended March 31, 2004. In the Women’s and Children’s Health segment, the provision for doubtful accounts was lower for the three-month period ended March 31, 2004 due to improved collection experience on accounts receivable, which resulted in a reduction of the allowance for doubtful accounts.

Net interest expense decreased by $325,000, or 9.0%, for the three-month period ended March 31, 2004 compared to the same period in 2003 due to a rate benefit in 2004 from the interest rate swap arrangements discussed below in “Liquidity and Capital Resources,” offset somewhat by a higher average outstanding debt balance. The weighted average interest rates (including amortization of debt discount and expense and net gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month periods ended March 31, 2004 and 2003 were 10.85 % and 11.99%, respectively.

Income tax expense for the three-month period ended March 31, 2004 reflected a higher effective tax rate than the statutory tax rate due to various non-deductible permanent differences between tax and financial accounting. Cash outflows for income taxes for the three months ended March 31, 2004 and 2003 were $90,000 and $664,000, respectively, being comprised of foreign and state income taxes.

Uncertainties
We have learned that a qui tam action has been filed against us alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies division of our Health Enhancement segment. Because the action is still under seal, we have not been provided detailed information regarding the allegations. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene in this suit. We are supplying information specified by the government and otherwise cooperating fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject us to repayment obligation, loss of reimbursement, exclusion from participation in Medicare and Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse effect on our financial position and results of operations. Sales to patients covered by Medicare constituted approximately 10% of our total revenues in 2003.

Liquidity and Capital Resources
As of March 31, 2004, the Company had cash and cash equivalents of $7.3 million. Net cash provided by continuing operations was $1.5 million for the three months ended March 31, 2004 compared to net cash used in continuing operations of $3.6 million for the same period of 2003. While net earnings and depreciation were comparable in the two years, cash provided by operations in 2003 was affected by an increase in working capital of nearly $7 million. Total accounts receivable days’ sales outstanding (“DSO”) were 66 days as of March 31, 2004, consisting of a DSO of 65 days for the Health Enhancement segment and 69 days for the Women’s and Children’s Health segment.

Investing Activities
Net cash used in investing activities totaled $3.6 million for the three months ended March 31, 2004 compared to $3.7 million for the same period of 2003. Capital expenditures for the three-month periods ended March 31, 2004 and 2003 totaled $3.0 million and $2.4 million, respectively, related primarily to the replacement and enhancement of computer information systems. The Company expects to expend a total of approximately $10 million for capital items in 2004.

In connection with our acquisition of Quality Oncology, Inc., or QO, on September 30, 2002, additional consideration will be paid in 2004 based upon QO’s 2003 operating results. Management currently estimates that the additional consideration will be approximately $20.5 million. The final audit has been completed and we have presented the certified earn-out payment amount to the seller. However, the final amount is subject to review and approval by the seller. The additional consideration is payable by June 30, 2004, at our option, in cash, common stock or a combination thereof, provided that the lesser of 20% of the payment or $10 million must be paid in cash. While management has the option to issue common stock and will continue to evaluate its payment alternatives, management currently intends to pay the contingent consideration in cash. Therefore, no adjustment has been made to the number of shares considered in calculating net earnings per diluted common share.

Financing Activities

Effective March 5, 2003, we entered into an interest rate swap agreement with a bank for a notional amount of $50 million to hedge a like amount of our 11% senior notes, which mature in 2008. Under this arrangement, the bank was obligated to pay us an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. We were obligated to pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535% (determined at the end of the period). Effective August 18, 2003, we entered into a second interest rate swap agreement with the same bank for an additional $25 million with terms as described above, except that the variable rate of interest for this second agreement was based on the six-month LIBOR rate plus 6.7450% (also determined at the end of the period). Both transactions were considered to be hedges against changes in the fair value of our fixed-rate debt obligation and are used to lower our overall borrowing rates. In January 2004, both interest rate swaps were terminated, and the Company paid $315,000 to the bank.  This payment is being amortized as an increase to interest expense over the remaining term of the senior notes (through May 2008).

After the swaps, described in the preceding paragraph, were terminated in January 2004, we entered into a new interest rate swap agreement with the bank with a notional amount of $75 million. Under this arrangement, the bank was obligated to pay us an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. We were obligated to pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.100% (determined at the end of the period). The variable rate at March 31, 2004 of 8.2595% reflects a rate reduction of 2.7405%. In April 2004, this interest rate swap was terminated, and the Company paid $214,000 to the bank. This payment is being amortized as an increase to interest expense over the remaining term of the senior notes (through May 2008).

Under the swap agreements, we were required to maintain cash collateral with the bank. The collateral requirement was determined based on an initial base amount of $1.5 million, and varied based on fluctuations in market exposure. As of March 31, 2004, the collateral totaled $1.5 million. The collateral was returned to us in April upon the termination of the interest rate swap.

We have an available revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility bear interest at the LIBOR rate plus 2.9%, and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of March 31, 2004, $1.0 million was outstanding and $30.8 million was available for borrowing under this credit facility.

The Company’s senior notes indenture and the revolving credit facility agreement set forth a number of covenants binding on the Company. Negative covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the credit facility, the Company is required to maintain certain financial ratios. As of March 31, 2004, the Company is in compliance with the financial covenants in its credit instruments.

Proceeds received from participants under the Company’s stock purchase and stock option plans were $2.2 million and $78,000 for the three months ended March 31, 2004 and 2003, respectively.

Other Factors Affecting Liquidity

On October 3, 2003, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to $150 million of common stock, preferred stock, debt securities, depositary shares, warrants and units. The registration statement became effective on October 28, 2003. We may publicly offer these securities from time to time at prices and on terms to be determined at the time of the relevant offerings. We believe that the shelf registration statement will provide increased flexibility in raising debt and/or equity financing. There can be no assurance, however, that financing will be available in amounts or on terms acceptable to us, if at all. Any sale of additional equity or convertible securities covered by the registration statement could result in additional dilution to the shareholders.

On March 29, 2004, we commenced a tender offer for all of our 11% senior notes. In connection with the tender offer, we obtained a waiver from the holders of our 11% senior notes to the debt incurrence covenant contained in the indenture governing the 11% senior notes. In addition, in connection with the tender offer, we have obtained the consent of the holders of the 11% senior notes to amendments to the indenture governing the 11% senior notes, which if the financing condition and other conditions to the tender offer are satisfied and the tender offer is completed, would eliminate substantially all of the restrictive covenants, certain related events of default and certain other terms in the indenture with respect to any 11% senior notes not purchased in the tender offer. We intend to finance our purchase of the 11% senior notes in the tender offer through the combination of convertible notes and borrowings under a proposed new term loan and credit facility. On May 5, 2004, we completed the sale of $75 million in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. Under certain circumstances, the notes will be convertible into shares of our common stock at a conversion rate of 33.9153 shares per $1,000 principal amount of the notes (equal to an initial conversion price of approximately $29.49 per share). Assuming certain conditions are satisfied, the notes will be guaranteed by certain of our domestic subsidiaries. We have also granted the initial purchaser a 30-day option to purchase up to an additional $11.3 million aggregate principal amount of the notes. We have committed to use the net proceeds of the offering to purchase the 11% senior notes in the tender offer. If all of the 11% senior notes are purchased for the total consideration payable pursuant to the tender offer, the aggregate purchase price payable by us, plus costs of the transaction, are estimated to be approximately $142.0 million. We expect to record an estimated charge, after taxes, of approximately $16.4 million in the period in which the tender offer is completed. The tender offer is currently scheduled to expire on May 28, 2004, unless extended. If the financing condition to the tender offer or the other conditions to the tender offer are not satisfied, we would nonetheless be required to repurchase 11% senior notes tendered in the tender offer with the proceeds of the convertible notes. However, in such event, the amendments to the 11% senior notes indenture eliminating the restrictive covenants contained therein will not become operative.

The Company believes that its cash, other liquid assets, operating cash flows and revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through the remainder of 2004.

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

Revenue Recognition and Allowances for Uncollectible Accounts. Revenues for our Women’s and Children’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. Our Health Enhancement segment provides services through its patient service centers, provides supplies to patients primarily on a mail-order basis, and designs, develops, assembles, packages and distributes diabetes products. Revenues for services are recognized when services are provided, and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual allowances and other discounts.

Our clinical services and our supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenue in the balance sheet and revenue is recognized as services are performed. Some of the contracts for these services provide that a portion of our fees is at risk subject to our performance against financial cost savings and clinical criteria. Thus, a portion of our revenues is subject to confirmation of our performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. These reviews and adjustments have not, in any recent period, resulted in a material reduction of revenue previously reported. For the three months ended March 31, 2004, less than 5% of our revenues were at risk under these arrangements.

A portion of our revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of our trade accounts receivable is susceptible to changes in third-party reimbursement policies. In addition, the collectibility of all of our accounts receivable varies based on payor mix, general economic conditions and other factors. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon our evaluation of current industry conditions, historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts. The evaluation is performed at each reporting period for each operating unit with an overall assessment at the consolidated level. Although the evaluation of the monthly estimates of revenues estimated to be uncollectible has resulted in adjustments for individual operating units, the evaluation and adjustments have not resulted in material adjustments on a consolidated basis in any recent period. However, special charges have resulted from certain specific circumstances affecting collectibility. While estimates and judgments are involved and factors impacting collectibility may change, management believes adequate provision has been made for any adjustments that may result from final determination of amounts to be collected.

Goodwill and Identifiable Intangible Assets. As of March 31, 2004, we reported goodwill and identifiable intangible assets at carrying amounts of $150.5 million and $1.0 million, respectively. The total of $151.5 million represents approximately 45% of total assets as of March 31, 2004. Our identifiable intangible assets are amortized over their respective estimated useful lives. Our goodwill is no longer amortized to expense.

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

The income tax expense of $673,000 for the three-month period ended March 31, 2004 reflected a higher expense than the statutory rate due to state income taxes, various non-deductible permanent differences between tax and financial reporting and a higher foreign income tax rate. As of December 31, 2003, our remaining net operating losses of $72.6 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income. Based on projections of taxable income in 2004 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2003 which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

Our senior management has discussed the development and selection of the accounting estimates, and this disclosure, with the Audit Committee of our Board of Directors.

Recently Issued Accounting Standards
Our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission, contains a discussion of recently issued accounting standards and the expected impact on our financial statements. There have been no accounting standards issued since then that are expected to have a material impact on our financial statements.

Forward-Looking Information
This Form 10-Q contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “seek” and similar expressions, when used in this Form 10-Q and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers or failure to receive recurring orders from customers of the mail-order supply business; (iii) termination of the our exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of our rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services that we offer; (vii) changes in or new interpretations of laws or regulations applicable to us, our customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into our operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient therapy mix; (xii) the effectiveness of our advertising, marketing and promotional programs; (xiii) market acceptance of our disease management products and our ability to sign and implement new disease management contracts; (xiv) inability to successfully manage our growth; (xv) acquisitions that strain our financial and operational resources; (xvi) our inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for non-performance under our disease management contracts or to reach agreement with our disease management customers with respect to the same; (xvii) the inability of our disease management customers to provide timely and accurate data that is essential to the operation and measurement of our performance under our disease management contracts; (xviii) increases in interest rates; (xix) financial penalties for failure to achieve expected cost savings or clinical outcomes in our disease management business; (xx) changes in the number of covered lives enrolled in the health plans with which we have agreements for payment; (xxi) the availability of adequate financing and cash flows to fund our capital and other anticipated expenditures, including the contingent consideration payable in connection with the acquisition of QO; (xxii) higher than anticipated costs of doing business that cannot be passed on to customers; (xxiii) pricing pressures; (xxiv) interruption in the supply or increase in the price of drugs used in the Women’s and Children’s Health business; (xxv) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxvi) inventory obsolescence; (xxvii) the outcome of legal proceedings or investigations involving us, and the adequacy of insurance coverage in the event of an adverse judgment; (xxviii) competition for staff, and (xxix) the risk factors discussed from time to time in our SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2003. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by our disclosure obligations in filings it makes with the Commission under federal securities laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates. Our operations outside the United States, with sales denominated in currencies other than the U.S. dollar (primarily in Germany), generated approximately 17% of total revenues in the three months ended March 31, 2004. In the normal course of business, these operations are exposed to fluctuations in currency values. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on results for the three months ended March 31, 2004 and balances as of March 31, 2004, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $800,000.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

11        Computation of Earnings per Share

31.1     Rule 13a-15(e)/15d-15(e) Certification by Parker H. Petit

31.2    Rule 13a-15(e)/15d-15(e) Certification by Stephen M. Mengert

32.1    Section 1350 Certification by Parker H. Petit

32.2    Section 1350 Certification by Stephen M. Mengert

(b) Reports on Form 8-K
We filed a Current Report on Form 8-K on February 19, 2004 furnishing information included in a press release regarding our 2003 annual consolidated financial results.

We also filed a Current Report on Form 8-K on March 30, 2004, furnishing information included in a press release announcing the terms of a tender offer relating to all of our outstanding 11% Series B Senior Notes due 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    MATRIA HEALTHCARE, INC.

May 6, 2004	By: /s/ Parker H. Petit

Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Mengert

Stephen M. Mengert
Vice President ¾ Finance and Chief
Financial Officer
(Principal Financial Officer)