Form 10-Q
period 2004-06-30
MATRIA HEALTHCARE INC
filed 2004-08-09
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004
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
Yes ☒   No ☐

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of July 30, 2004 was 10,354,306.

1

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2004

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
ASSETS	2004	2003

Current assets :
Cash and cash equivalents	$ 20,632	$ 9,008
Trade accounts receivable, less allowances of $2,132 and
$3,060 at June 30, 2004 and December 31, 2003, respectively	44,293	37,274
Inventories	23,770	22,261
Other receivables, net	24,622	28,888
Assets of discontinued operation sold	--	37,559
Prepaid expenses and other current assets	10,276	10,290

Total current assets	123,593	145,280
Property and equipment, less accumulated depreciation of $26,936 and
$24,680 at June 30, 2004 and December 31, 2003, respectively	20,545	19,228
Intangible assets, less accumulated amortization of $26,412 and
$26,291 at June 30, 2004 and December 31, 2003, respectively	134,269	134,315
Deferred income taxes	15,248	26,524
Other assets	5,708	8,135

	$ 299,363	$ 333,482

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$ 2,121	$ 803
Accounts payable, principally trade	32,060	40,977
Accrued liabilities	24,869	41,339

Total current liabilities	59,050	83,119
Long-term debt, excluding current installments	85,697	121,005
Other long-term liabilities	6,295	5,811

Total liabilities	151,042	209,935

Shareholders' equity:
Common stock, $.01 par value. Authorized 25,000 shares:
issued and outstanding - 10,319 and 10,189 shares
at June 30, 2004 and December 31, 2003, respectively	103	102
Additional paid-in capital	315,593	313,098
Accumulated deficit	(167,849)	(190,055)
Accumulated other comprehensive earnings	474	402

Total shareholders’ equity	148,321	123,547

	$ 299,363	$ 333,482

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues
Net revenues from services	$ 51,047	$ 42,533	$ 97,968	$ 83,527
Net sales of products	20,899	19,069	40,625	38,552

Total revenues	71,946	61,602	139,176	122,079

Cost of revenues
Cost of services	26,839	23,712	54,015	45,926
Cost of goods sold	13,873	12,556	26,825	26,180

Total cost of revenues	40,712	36,268	81,182	72,106
Selling and administrative expenses	22,633	19,095	45,618	37,161
Provision for doubtful accounts	796	1,321	778	2,546
Amortization of intangible assets	50	75	100	150

Total operating expenses	64,191	56,759	127,678	111,963

Operating earnings from continuing operations	7,755	4,843	11,498	10,116
Interest expense, net	(4,164)	(3,511)	(7,432)	(7,102)
Other income, net	114	319	114	465
Loss on retirement of 11% Senior Notes	(22,886)	--	(22,886)	--

Earnings (loss) from continuing operations before income taxes	(19,181)	1,651	(18,706)	3,479
Income tax benefit (expense)	7,326	(678)	7,127	(1,408)

Earnings (loss) from continuing operations	(11,855)	973	(11,579)	2,071
Discontinued operations:
Earnings from discontinued operations, net of income taxes	333	771	987	793
Gain on disposal of discontinued operations, net of income taxes of $23,305	32,799	--	32,799	--

Earnings from discontinued operations	33,132	771	33,786	793

Net earnings	$ 21,277	$ 1,744	$ 22,207	$ 2,864

Net earnings (loss) per common share:
Basic:
Continuing operations	$ (1.15)	$ 0.10	$(1.13)	$ 0.21
Discontinued operations	3.21	0.07	3.29	0.07

	$ 2.06	$ 0.17	$ 2.16	$ 0.28

Diluted:
Continuing operations	$ (1.15)	$ 0.09	$(1.13)	$ 0.20
Discontinued operations	3.21	0.08	3.29	0.08

	$ 2.06	$ 0.17	$ 2.16	$ 0.28

Weighted average shares outstanding:
Basic	10,310	10,116	10,267	10,098

Diluted	10,310	10,302	10,267	10,198

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Cash Flows from Operating Activities:
Net earnings	$ 22,207	$ 2,864
Less, earnings from discontinued operations, net of income taxes	(33,786)	(793)

Earnings (loss) from continuing operations	(11,579)	2,071
Adjustments to reconcile earnings (loss) from continuing operations to net cash used in operating activities:
Loss on retirement of Senior Notes	22,886	--
Depreciation and amortization	2,796	3,118
Amortization of debt discount and expenses	703	530
Provision for doubtful accounts	778	2,546
Deferred income taxes	(9,705)	936
Payment for termination of interest rate swap agreements	(993)	--
Gains on sales of investments	--	(56)
Changes in assets and liabilities:
Trade accounts receivable	(7,797)	(3,754)
Inventories	(1,509)	4,440
Prepaid expenses and other current assets	(1,823)	(1,826)
Noncurrent assets	(561)	(1,381)
Accounts payable	(8,340)	(4,826)
Accrued and other liabilities	3,913	(3,280)

Net cash used in continuing operations	(11,231)	(1,482)
Net cash used in discontinued operations	(1,563)	(3,197)

Net cash used in operating activities	(12,794)	(4,679)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,725)	(3,434)
Purchases of property and equipment related to discontinued operations	(456)	(916)
Proceeds from the disposition of business, net of transaction costs	101,055	--
Payment of acquisition obligation	(20,480)	--
Net proceeds from (purchases of) investments	926	(1,500)
Proceeds from the sale of short-term investments	--	154

Net cash provided by (used in) investing activities	76,320	(5,696)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible senior debt, net of issuance costs	83,210	--
Proceeds from issuance of debt	2,446	1,918
Net payment for the retirement of Senior Notes	(136,518)	--
Net increase (decrease) in borrowings under credit agreement	(2,419)	6,988
Principal repayments of long-term debt	(1,191)	(901)
Proceeds from issuance of common stock	2,496	163

Net cash provided by (used in) financing activities	(51,976)	8,168

Effect of exchange rate changes on cash and cash equivalents	74	791

Net increase (decrease) in cash and cash equivalents	11,624	(1,416)
Cash and cash equivalents at beginning of year	9,008	5,500

Cash and cash equivalents at end of period	$ 20,632	$ 4,084

Supplemental disclosures of cash paid for:
Interest	$ 9,110	$ 7,090

Income taxes	$ 140	$ 925

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General
The consolidated condensed financial statements as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results for the full year ending December 31, 2004.

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. (“Matria” or the “Company”) for the year ended December 31, 2003.

On June 30, 2004, the Company divested the operations of the pharmacy, laboratory and supplies division of the Health Enhancement segment. As a result, the accompanying consolidated financial statements reflect the operations of this division as discontinued operations for all periods presented (see note 9). Also on June 30, 2004, the Company completed the repurchase of its 11% Senior Notes (see note 7).

2. Comprehensive Earnings
Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings, foreign currency translation adjustments, net of income taxes, and changes in unrealized appreciation on available-for-sale securities, net of income taxes. Comprehensive earnings for the three-month and six- month periods ended June 30, 2004 were $21,284 and $22,279, respectively, and for the corresponding periods in 2003 were $1,911 and $3,203, respectively.

3. Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2004

	Carrying Amount	Fair Value

Liabilities:
4.875% Convertible senior subordinated notes	$ 83,705	$ 97,678
11% Senior Notes	1,931	2,247

The carrying amount of the convertible senior subordinated notes is net of the unamortized discount, and the estimated fair value is based upon the quoted market price at June 30, 2004. The carrying amount of the Senior Notes is net of unamortized discount and unamortized net deferred gains on terminations of interest rate swaps. The estimated fair value of the Senior Notes is based upon the tender offer consideration paid to the holders of notes tendered in the repurchase of $120,000 in principal amount of the 11% Senior Notes on June 30, 2004 (see note 7).

The Company’s other financial instruments approximate fair value due to the short-term or variable rate nature of those assets and liabilities.

4. Derivative Financial Instruments
The Company periodically used interest rate swap agreements to hedge against changes in the fair value of the 11% fixed-rate debt obligation and to lower overall borrowing rates. The Company does not intend to enter into any additional interest rate swap arrangements to hedge against the interest on the remaining $2,000 of 11% Senior Notes.

Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank for a notional amount of $50,000 to hedge a like amount of the Company’s 11% Senior Notes, which were scheduled to mature in 2008. Under this arrangement, the bank was obligated to pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company was obligated to pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest. Effective August 18, 2003, the Company entered into a second interest rate swap agreement with the same bank for an additional $25,000 with terms as described above. In January 2004, both interest rate swaps were terminated, and the Company paid $315 to the bank.

After the swaps, described in the preceding paragraph, were terminated in January 2004, the Company entered into a new interest rate swap agreement with the bank for a notional amount of $75,000. Under this arrangement, the bank was obligated to pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company was obligated to pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest. In April 2004, this interest rate swap was terminated, and the Company paid $214 to the bank.

In May 2004, the Company entered into a new interest rate swap agreement with a bank for a notional amount of $100,000. Under this arrangement, the bank was obligated to pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company was obligated to pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest. This interest rate swap was terminated in June 2004, prior to the retirement of the $120,000 in principal amount of the 11% Senior Notes, and the Company paid $464 to the bank.

Due to the retirement of a portion of the 11% Senior Notes, a proportionate share of net unamortized deferred gains resulting from the termination of the interest rate swaps was included in the loss on retirement of 11% Senior Notes. The remaining balance of deferred gain is being amortized as a decrease to interest expense over the remaining term of the 11% Senior Notes (May 2008).

The Company reflected interest rate swap agreements on the consolidated condensed balance sheet at fair value, which was based upon the estimated amount required to settle the agreement. The carrying value of the related portion of fixed-rate debt being hedged was adjusted by the fair value of the portion of the debt hedged by the interest rate swap attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreements, as well as the change in the adjusted carrying value of the related portion of the fixed-rate debt that was being hedged, had offsetting effects on net interest expense in the consolidated condensed statements of operations, since the interest rate swaps were fully effective. Interest expense was reduced by $254 and $685 for the three-month and six-month periods ended June 30, 2004, respectively, as a result of the lower variable interest rates on the swaps.

5. Business Segment Information
The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business units. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

The Company currently has two reportable business segments: Health Enhancement and Women’s and Children’s Health. The Health Enhancement segment is comprised of the Company’s disease management business, its foreign diabetes supply operation and its diabetes product design, development and assembly operation. The Health Enhancement segment currently offers disease management services for diabetes, cardiovascular disease, respiratory disorders, cancer, depression, chronic pain and hepatitis C. The Health Enhancement segment also includes Facet Technologies, LLC, or Facet, a leading designer, developer, assembler and distributor of products for the diabetes market. In June 2004, the Company sold assets of the pharmacy and supplies division of this segment (see note 9). The results of operations of this business are classified as discontinued operations and are not included in the Company’s segment information.

The Women’s and Children’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients, including those with gestational diabetes, hypertension, hyperemesis, anticoagulation disorders and those experiencing, or at risk of, preterm labor. In addition, the Company is developing services for infants and children through neonatal intensive care case management and delivery of specialty pharmaceuticals.

The accounting policies of the reportable business segments are the same as those for the consolidated entity. Operating earnings by reportable business segment exclude interest income and interest expense. An allocation of corporate expenses for shared services has been charged to the segments.

Summarized financial information as of and for the three-month and six-month periods ended June 30, 2004 and 2003 by reportable business segment follows:

	Revenues		Earnings (Loss) from Continuing Operations Before Income Taxes

Three Months Ended June 30,	2004	2003	2004	2003

Health Enhancement	$ 49,134	$ 37,926	$ 8,354	$ 4,400
Women’s and Children’s Health	22,820	23,681	1,735	2,757
Intersegment sales	(8)	(5)	--	--

Total segments	71,946	61,602	10,089	7,157
General corporate	--	--	(2,334)	(2,314)
Interest expense, net	--	--	(4,164)	(3,511)
Other income (expense), net	--	--	(22,772)	319

Consolidated	$ 71,946	$ 61,602	$(19,181)	$ 1,651

	Revenues		Earnings (Loss) from Continuing Operations Before Income Taxes

Six Months Ended June 30,	2004	2003	2004	2003

Health Enhancement	$ 93,903	$ 74,742	$ 13,324	$ 7,903
Women’s and Children’s Health	45,289	47,349	3,105	6,436
Intersegment sales	(16)	(12)	--	--

Total segments	139,176	122,079	16,429	14,339
General corporate	--	--	(4,931)	(4,223)
Interest expense, net	--	--	(7,432)	(7,102)
Other income, net	--	--	(22,772)	465

Consolidated	$139,176	$ 122,079	$(18,706)	$ 3,479

	Identifiable Assets

	June 30,	December 31,
	2004	2003

Health Enhancement	$ 196,625	$ 188,625
Women’s and Children’s Health	31,969	31,633
General corporate	70,769	75,665
Assets of discontinued operations sold	--	37,559

Consolidated assets	$ 299,363	$ 333,482

The Company's revenues from operations outside the U.S. were approximately 23% and 24% of total revenues for the three-month and six-month periods ended June 30, 2004, respectively, and 23% for both the three-month and six-month periods ended June 30, 2003. During the three-month and six-month periods ended June 30, 2003, sales to a single Facet customer represented approximately 11% of consolidated net revenues. No single customer accounted for more than 10% of consolidated net revenues during the three-month and six-month periods ended June 30, 2004.

6. Stock-Based Compensation
Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to account for our employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. The following table illustrates the effect on earnings (loss) from continuing operations and earnings (loss) per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Earnings (loss) from continuing operations	$(11,855)	$ 973	$(11,579)	$2,071
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(351)	(367)	(790)	(847)

Pro forma earnings (loss) from continuing operations	$ (12,206)	$ 606	$(12,369)	$ 1,224

Earnings (loss) per common share from continuing operations:
Basic - as reported	$ (1.15)	$ 0.10	$ (1.13)	$ 0.21
Basic - pro forma	$ (1.18)	$ 0.06	$ (1.20)	$ 0.12

Diluted - as reported	$ (1.15)	$ 0.09	$ (1.13)	$ 0.20
Diluted - pro forma	$ (1.18)	$ 0.06	$ (1.20)	$ 0.12

7. Long-Term Debt
On March 29, 2004, the Company commenced a tender offer for all of the unsecured 11% Senior Notes, which had an aggregate principal amount of $122,000. The Company received valid tenders from holders of $120,000 in aggregate principal amount of the Notes. On June 30, 2004, the Company completed the repurchase of the 11% Senior Notes tendered in the tender offer with proceeds from the issuance of convertible senior subordinated debt as described below and with the proceeds from the sale of assets of the pharmacy and supplies business (see note 9). The retirement of the Senior Notes resulted in a loss of $22,886, or $14,143 after taxes. Additionally, in connection with the tender offer, the holders of the 11% Senior Notes consented to amend the indenture governing the Notes to eliminate substantially all of the restrictive covenants, certain related events of default and certain other terms applicable to the $2,000 of 11% Senior Notes not purchased in the tender offer.

On May 5, 2004, the Company completed the sale of $75,000 in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. On June 3, 2004, the initial purchaser of the notes exercised its option to purchase an additional $11,250 aggregate principal amount of the notes. Under certain circumstances, the notes will be convertible into shares of the Company’s common stock at a conversion rate of 33.9153 shares per $1 principal amount of the notes (equal to an initial conversion price of approximately $29.49 per share). Interest is payable on May 1 and November 1 of each year, beginning in November 2004. The notes are unsecured and are guaranteed by certain of the Company’s domestic subsidiaries. The Company used the proceeds of $83,705 from the issuance of the convertible senior subordinated notes to partially fund the repurchase of $120,000 in aggregate principal amount of 11% Senior Notes tendered in the tender offer as described above.

The Company also has available a revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of June 30, 2004, there was no outstanding balance, and approximately $32,200 was available for borrowing under this credit facility.

As a part of the tender offer and retirement of a portion of the 11% Senior Notes, amendments were made to the indenture governing the Notes that eliminated substantially all of the restrictive covenants and certain events of default and related provisions related to the remaining $2,000 of 11% Senior Notes. The amendments will provide the Company with increased operating and financial flexibility. The Company, however, is still bound by covenants contained in the indenture for the convertible senior subordinated notes and the revolving credit facility agreement. Covenants in these instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the credit facility, the Company is required to maintain certain financial ratios. As of June 30, 2004, the Company is in compliance with the financial covenants in its credit instruments.

8. Supplemental Guarantor/Non-Guarantor Financial Information
Supplemental financial information is being provided in connection with the Company’s 4.875% convertible senior subordinated notes and the 11% Senior Notes, both of which are unconditionally guaranteed by the Company and certain of its domestic subsidiaries. All guarantees are joint and several, and each of the subsidiaries is 100% owned by the Company.

The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor subsidiaries on a combined basis. The guarantor domestic subsidiaries of the convertible senior subordinated notes are also guarantor domestic subsidiaries of the 11% Senior Notes, and as a result, the financial information for these subsidiaries is included in both columns on each statement for each period presented.

Consolidating Condensed Balance Sheets
June 30, 2004
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$ 16,750	$ 272	$ 2,279	$ 1,303	$ --	$ 20,632
Trade accounts receivable, net	17,030	14,321	17,301	9,962	--	44,293
Inventories	2,035	9,169	9,287	12,448	--	23,770
Other current assets	32,015	1,833	2,528	355	--	34,898

Total current assets	67,830	25,595	31,695	24,068	--	123,593
					--
Property and equipment, net	10,885	2,733	8,840	820	--	20,545
Intangible assets, net	3,750	117,224	126,041	4,478	--	134,269
Investment in subsidiaries	130,425	--	--	--	(130,425)	--
Deferred income taxes	15,246	--	2	--	--	15,248
Other assets	7,492	99	589	--	(2,373)	5,708

	$235,628	$145,651	$167,167	$ 29,366	$ (132,798)	$ 299,363

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current installments of long-term debt	$ 2,062	$ 31	$ 59	$ --	$ --	$ 2,121
Other current liabilities	18,626	15,266	25,403	12,900	--	56,929

Total current liabilities	20,688	15,297	25,462	12,900	--	59,050

Long-term debt, excluding current installments	85,644	--	53	2,373	(2,373)	85,697
Intercompany	94,755	(53,338)	(78,404)	(16,351)	--	--
Other long-term liabilities	5,845	211	436	14	--	6,295

Total liabilities	206,932	(37,830)	(52,453)	(1,064)	(2,373)	151,042

Shareholders’ equity:
Common stock	103	--	--	--	--	103
Additional paid-in capital	315,593	117,131	125,947	4,478	(130,425)	315,593
Accumulated earnings (deficit)	(290,591)	74,792	101,883	20,859	--	(167,849)
Other	3,591	(8,442)	(8,210)	5,093	--	474

Total shareholders’ equity	28,696	183,481	219,620	30,430	(130,425)	148,321

	$ 235,628	$ 145,651	$ 167,167	$ 29,366	$ (132,798)	$ 299,363

a The guarantor domestic subsidiaries of these convertible notes are also guarantors of the 11% Senior Notes.
b Includes the financial information for the guarantor domestic subsidiaries of the 4.875% convertible notes in the preceding column.

Consolidating Condensed Balance Sheets
December 31, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

ASSETS

Cash and cash equivalents	$ 3,211	$ 204	$ 2,696	$ 2,901	$ --	$ 9,008
Trade accounts receivable, net	17,571	10,853	13,373	6,330	--	37,274
Inventories	1,908	8,313	8,354	11,999	--	22,261
Assets of discontinued operation sold	--	--	37,559	--	--	37,559
Other current assets	36,880	1,488	1,901	397	--	39,178

Total current assets	59,570	20,858	64,083	21,627	--	145,280
					--
Property and equipment, net	9,565	2,527	8,890	773	--	19,228
Intangible assets, net	3,750	117,150	125,987	4,578	--	134,315
Investment in subsidiaries	130,502	--	--	--	(130,502)	--
Deferred income taxes	26,522	--	2	--	--	26,524
Other assets	9,954	127	182	--	(2,001)	8,135

	$ 239,863	$140,662	$ 199,144	$ 26,978	$ (132,503)	$ 333,482

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current installments of long-term debt	$ 775	$ --	$ 28	$ --	$ --	$ 803
Other current liabilities	36,309	22,529	32,982	13,025	--	82,316

Total current liabilities	37,084	22,529	33,010	13,025	--	83,119

Long-term debt, excluding current installments	120,937	--	68	2,001	(2,001)	121,005
Intercompany	27,634	(57,768)	(11,101)	(16,353)	--	--
Other long-term liabilities	5,501	130	310	--	--	5,811

Total liabilities	191,156	(35,109)	22,287	(1,507)	(2,001)	209,935

Shareholders’ equity:
Common stock	102	--	--	--	--	102
Additional paid-in capital	313,098	117,087	125,948	4,578	(130,502)	313,098
Accumulated earnings (deficit)	(268,084)	67,126	59,144	18,886	--	(190,055)
Other	3,591	(8,442)	(8,210)	5,021	--	402

Total shareholders’ equity	48,707	175,771	176,857	28,485	(130,502)	123,547

	$ 239,863	$ 140,662	$ 199,144	$ 26,978	$ (132,503)	$ 333,482

Consolidating Condensed Statements of Operations
For the Six Months Ended June 30, 2004
(Unaudited)
	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$ 45,288	$ 47,066	$ 60,549	$ 33,354	$ (15)	$ 139,176

Cost of revenues	22,109	27,357	33,101	25,987	(15)	81,182
Selling and administrative expenses	28,549	7,310	12,991	4,078	--	45,618
Provision for doubtful accounts	776	19	2	--	--	778
Amortization of intangible assets	--	--	--	100	--	100

Operating earnings (loss) from continuing operations	(6,146)	12,380	14,455	3,189	--	11,498

Interest income (expense), net	(7,347)	(1)	4	(89)	--	(7,432)
Other income (expense), net	(22,865)	6	6	87	--	(22,772)

Earnings (loss) from continuing operations before income taxes	(36,358)	12,385	14,465	3,187	--	(18,706)
Income tax benefit (expense)	13,852	(4,719)	(5,511)	(1,214)	--	7,127

Earnings (loss) from continuing operations	(22,506)	7,666	8,954	1,973	--	(11,579)
Earnings from discontinued operations	--	--	33,786	--	--	33,786
Net earnings (loss)	$ (22,506)	$ 7,666	$ 42,740	$ 1,973	$ --	$ 22,207

Consolidating Condensed Statements of Operations
For the Six Months Ended June 30, 2003
(Unaudited)
	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$ 47,349	$ 42,678	$ 46,644	$ 28,125	$ (39)	$ 122,079

Cost of revenues	20,827	25,881	29,202	22,116	(39)	72,106
Selling and administrative expenses	24,294	6,802	9,392	3,475	--	37,161
Provision for doubtful accounts	2,315	79	231	--	--	2,546
Amortization of intangible assets	--	50	50	100	--	150

Operating earnings (loss) from continuing operations	(87)	9.866	7.769	2,434	--	10,116

Interest income (expense), net	(7,021)	--	64	(145)	--	(7,102)
Other income (expense), net	355	(1)	(1)	111	--	465

Earnings (loss) from continuing operations before income taxes	(6,753)	9,865	7,832	2,400	--	3,479
Income tax benefit (expense)	2,733	(3,993)	(3,170)	(971)	--	(1,408)

Earnings (loss) from continuing operations	(4,020)	5,872	4,662	1,429	--	2,071
Earnings from discontinued operations	--	--	793	--	--	793

Net earnings (loss)_	$ (4,020)	$ 5,872	$ 5,455	$ 1,429	$ --	$ 2,864

Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2004
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes [a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$ (16,422)	$ 1,078	$ 7,330	$ (2,139)	$ (11,231)
Net cash used in discontinued operations	--	--	(1,563)	--	(1,563)

Net cash provided by (used in) operating activities	(16,422)	1,078	5,767	(2,139)	(12,794)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,455)	(726)	(1,102)	(168)	(4,725)
Purchases of property and equipment, discontinued operations	--	--	(456)	--	(456)
Proceeds from the disposition of business, net of transaction costs	101,055	--	--	--	101,055
Payment of acquisition obligation	(20,480)	--	--	--	(20,480)
Net proceeds from purchases of investments	926	--	--	--	926

Net cash provided by (used in) investing activities	78,046	(726)	(1,558)	(168)	76,320

Cash Flows from Financing Activities
Proceeds from issuance of debt	85,656	--	--	--	85,656
Net payment for the retirement of Senior Notes	(136,518)	--	--	--	(136,518)
Net decrease in borrowings under credit agreement	(2,419)	--	--	--	(2,419)
Principal repayments of long-term debt	(1,160)	(31)	(31)	--	(1,191)
Proceeds from the issuance of common stock	2,496	--	--	--	2,496

Net cash used in financing activities	(51,945)	(31)	(31)	--	(51,976)

Effect of exchange rate changes on cash and cash equivalents	--	--	--	74	74
Net change in intercompany balances	3,860	(253)	(4,495)	635	--

Net increase (decrease) in cash and cash equivalents	13,539	68	(317)	(1,598)	11,624
Cash and cash equivalents at beginning of year	3,211	204	2,896	2,901	9,008

Cash and cash equivalents at end of period	$ 16,750	$ 272	$ 2,579	$ 1,303	$ 20,632

Consolidating Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$ (4,873)	$ 9,325	$ 2,862	$ 529	$ (1,482)
Net cash used in discontinued operations	--	--	(3,197)	--	(3,197)

Net cash provided by (used in) operating activities	(4,873)	9,325	(335)	529	(4,679)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,633)	(213)	(1,627)	(174)	(3,434)
Purchases of property and equipment, discontinued operations	--	--	(916)	--	(916)
Net purchases of investments	(1,500)	--	--	--	(1,500)
Net proceeds from the sale of short-term investments	--	--	154	--	154

Net cash used in investing activities	(3,133)	(213)	(2,389)	(174)	(5,696)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,918	--	--	--	1,918
Net increase in borrowings under credit agreement	6,988	--	--	--	6,988
Principal repayments of long-term debt	(901)	--	--	--	(901)
Proceeds from the issuance of common stock	163	--	--	--	163

Net cash provided by financing activities	8,168	--	--	--	8,168

Effect of exchange rate changes on cash and cash equivalents	--	--	--	791	791
Net change in intercompany balances	(448)	(9,161)	2,196	(1,748)	--

Net decrease in cash and cash equivalents	(286)	(49)	(528)	(602)	(1,416)
Cash and cash equivalents at beginning of year	1,918	98	2,081	1,501	5,500

Cash and cash equivalents at end of period	$ 1,632	$ 49	$ 1,553	$ 899	$ 4,084

9. Discontinued Operations
In June 2004, the Company divested the operations of the pharmacy, laboratory and supplies division of the Health Enhancement segment. As a result, the accompanying consolidated financial statements reflect the operations of these businesses as discontinued operations for all periods presented. This disposition allows management to focus on strategic health enhancement opportunities developing around the Company’s disease management business.

On June 30, 2004, the Company completed the sale of assets of the pharmacy and supplies business for total cash proceeds of $102,037. The sale resulted in a gain of $56,104, or $32,799 net of income taxes. The assets sold consisted primarily of property and equipment and other assets, and are reflected as “assets of discontinued operations sold” on the consolidated balance sheets. “Assets of discontinued operations sold” also includes goodwill and intangible assets sold of $17,240. The buyer also assumed certain accrued liabilities. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. The accounts receivable, totaling $21,027 at June 30, 2004, are reflected in “other receivables” on the consolidated balance sheets at June 30, 2004 and December 31, 2003.

In connection with the sale, the Company increased the allowance for doubtful accounts for the retained receivables by $7,250 to provide for the estimated effect the sale could have on the collection of the receivables. Also, as of June 30, 2004, an accrued liability of $1,513 was recorded for employee termination benefits and other costs related to the discontinued operations. Both charges are included as part of the gain on sale, since the effects are a direct result of the decision to dispose of the business. The reserve balance for employee termination benefits and other costs is included in “accrued liabilities” on the consolidated balance sheets and includes accruals for employee termination benefits of $685, contractual obligations of $430, transaction costs of $173 and other accruals of $225.

The operating results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues	$ 19,851	$ 18,697	$ 40,989	$ 36,407

Earnings from operations before income taxes	$ 562	$ 1,318	$ 1,690	$ 1,410
Gain on disposal of discontinued operations	56,104	--	56,104	--
Income tax expense	(23,534)	(547)	(24,008)	(617)

Net earnings from discontinued operations	$ 33,132	$ 771	$ 33,786	$ 793

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

Executive Overview

On June 30, 2004, the Company completed the sale of substantially all of the assets, excluding receivables, of its pharmacy and supplies business for total consideration of $102.1 million, resulting in a gain of $56.1 million, or $32.8 million, net of taxes. The operations of this business and the related gain have been classified for all periods presented as discontinued operations. Also on June 30, 2004, the Company retired $120.0 million in aggregate principal amount of its 11% Senior Notes for $137.0 million which resulted in a loss of $22.9 million, or $14.1 million, net of taxes. This loss is included in loss from continuing operations for the three and six months ended June 30, 2004.

The Company’s continuing operations focus is on our comprehensive, integrated disease management services and related products that offer cost-saving solutions for many of the most costly medical conditions and chronic diseases, including diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, depression, chronic pain and hepatitis C. We seek to improve patient outcomes and lower healthcare costs through a broad range of disease management programs and related supply services and direct clinical services. We emphasize a multidisciplinary approach to care that involves our clinicians working with physicians to oversee the adherence to treatment plans. We focus on the management of patients between visits to their physician, the improvement of the patient’s compliance with the physician’s care plan and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. To serve this critical aspect of patient care, we have invested heavily in disease management information technology, call center infrastructure, and a national network of skilled multidisciplinary clinicians.

We have two reportable business segments: Health Enhancement and Women’s and Children’s Health.

  Health Enhancement. Our Health Enhancement segment provides domestic disease management programs targeting patients with chronic diseases or other high cost medical conditions, those at risk of developing such a health problem and the emerging pharmaceutical market in support of complex drug therapies. In addition, the segment offers diabetes disease management services and supplies in Germany and includes our subsidiary Facet Technologies LLC (“Facet”), a leading designer, developer, assembler and distributor of products for the diabetes market. Facet serves large medical device manufacturers and distributors of blood glucose test kits and other point of care test kits, with an estimated 40% to 50% of the world market share in standard lancets, lancing devices and safety lancets used by diabetes patients to obtain blood samples for testing blood glucose levels.

  Women’s and Children’s Health. Our Women’s and Children’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. We are also developing services for infants and children through neonatal intensive care case management and delivery of specialty pharmaceuticals.

Our disease management customers include primarily Fortune 1000 employers, health plans, and Medicaid programs, pharmaceutical companies and patients.

Results of Operations
Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
	Three Months Ended June 30

	2004	2003	Variance	Variance %

	(Amounts in thousands)
Revenues	$71,946	$61,602	$10,344	16.8%
Health Enhancement	49,125	37,921	11,204	29.5%
Women's and Children’s Health	22,821	23,681	(860)	(3.6)%
Cost of revenues	40,712	36,268	4,444	12.3%
% of revenues	56.6%	58.9%	--	--
Health Enhancement	29,939	25,643	4,296	16.8%
% of revenues	60.9%	67.6%	--	--
Women's and Children’s Health	10,773	10, 625	148	1.4%
% of revenues	47.2%	44.9%	--	--
Selling and administrative expenses	22,683	19,170	3,513	18.3%
% of revenues	31.5%	31.1%	--	--
Provision for doubtful accounts	796	1,321	(525)	(39.7)%
% of revenues	1.1%	2.1%	--	--
Interest expense, net	4,164	3,511	653	18.6%
Other income, net	114	319	(205)	(64.3)%
Loss on retirement of 11% Senior Notes	(22,886)	--	(22,886)	--
Earnings (loss) from continuing operations before income taxes	(19,181)	1,651	(20,832)	--
Income tax benefit (expense)	7,326	(678)	8,004	--
Earnings (loss) from continuing operations	(11,855)	973	(12,828)	--

Revenues from continuing operations increased $10.3 million, or 16.8%, for the three-month period ended June 30, 2004 compared to the same period in 2003. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $11.2 million, or 29.5%. The majority of the growth in this segment is in the domestic disease management component where revenues increased $7.4 million, or 120.5%, for the three months ended June 30, 2004 compared to the same period in 2003. These increases are the result of increased covered lives from new and existing accounts and performance bonuses earned. Facet’s revenue increased $1.8 million or 9.5% and the foreign diabetes supply business increased its revenues $2.0 million, or 15.7%. Approximately 28% of the increase was due to favorable foreign currency exchange rate impact. Revenues in the Women’s and Children’s Health segment for the three-month period ended June 30, 2004, decreased $860,000, or 3.6%, compared to the same period in 2003 due to a reduction in days of service and a decrease in rates per day of service. This was partially offset by a shift in mix to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 56.6% for the three-month period ended June 30, 2004, from 58.9% for the same period in 2003. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 60.9% for the three-month period ended June 30, 2004, from 67.6% for the same period in 2003. The decrease in the Health Enhancement segment was almost exclusively in the domestic disease management component due to improved service solutions, pricing on new accounts, as well as, the revenue related to the performance bonuses. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment increased due to lower rates of revenue per day, higher drug costs and a shift in mix to lower margin therapies. To counter these increases, Women’s and Children’s Health made a series of cost reductions in the second quarter that reduced the costs as a percentage of revenues for the quarter and are expected to have an effect in the third quarter as well. These initiatives include staff reductions, facility closings and supplier price reductions.

Selling and administrative expenses as a percentage of revenues increased to 31.5% from 31.1% for the three-month period ended June 30, 2004, compared to the same period of 2003. The increase is primarily due to higher sales and marketing costs, higher salaries, particularly in the technology area to support the growth in the disease management business, and higher benefits and insurance costs. Self-insured medical costs increased over 43% for the period ended June 30, 2004, compared to the same period in 2003. These medical cost increases result from the continued rise in health care costs, as well as the increased number of employees electing coverage under the Company’s benefit plans.

The Company provides for estimated uncollectible accounts as revenues are recognized. The provision is adjusted periodically based upon the Company’s quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors. The provision for doubtful accounts as a percentage of revenues was 1.1% for the three-month period ended June 30, 2004, compared to 2.1% for the same period in 2003. In the Health Enhancement segment, substantially no provision for doubtful accounts was made for the three-month period ended June 30, 2004, compared to .4% for the same period in 2003. In the Women’s and Children’s Health segment, the provision for doubtful accounts was lower for the three-month period ended June 30, 2004 due to improved collection experience on accounts receivable, which resulted in a reduction of the allowance for doubtful accounts.

Net interest expense increased by $653,000, or 18.6%, for the three-month period ended June 30, 2004, compared to the same period in 2003. This increase is due to the timing of the issuance of the convertible debt and the retirement of the 11% Senior Notes discussed below in “Liquidity and Capital Resources.” The weighted average interest rates (including amortization of debt discount and expense and net gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month periods ended June 30, 2004 and 2003 were 9.52 % and 11.25%, respectively.

Income tax benefit for the three-month period ended June 30, 2004 reflected a higher effective tax rate than the statutory tax rate due to state and foreign income taxes and various differences between tax and financial accounting. Cash outflows for income taxes for the three months ended June 30, 2004 and 2003 were $50,000 and $261,000, respectively, being comprised of foreign and state income taxes.

Operations for the pharmacy, laboratory and supplies businesses are included in discontinued operations. Earnings from discontinued operations, net of taxes, were $333,000 for the three months ended June 30, 2004, compared to $771,000 for the same period in 2003. The decrease was related to the increased provision for doubtful accounts as well as other increases in operating expenses compared to the same period in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
	Six Months Ended June 30

	2004	2003	Variance	Variance %

	(Amounts in thousands)
Revenues	$139,176	$122,079	$17,097	14.0%
Health Enhancement	93,887	74,730	19,157	25.6%
Women's and Children’s Health	45,289	47,349	(2,060)	(4.4)%
Cost of revenues	81,182	72,106	9,076	12.6%
% of revenues	58.3%	59.1%	--	--
Health Enhancement	59,073	51,279	7,794	15.2%
% of revenues	62.9%	68.6%	--	--
Women's and Children’s Health	22,109	20,827	1,282	6.2%
% of revenues	48.8%	44.0%	--	--
Selling and administrative expenses	45,718	37,311	8,407	22.5%
% of revenues	32.8%	30.6%	--	--
Provision for doubtful accounts	778	2,546	(1,768)	(69.4)%
% of revenues	0.6%	2.1%	--	--
Interest expense, net	7,432	7,102	330	4.6%
Other income, net	114	465	(351)	(75.5)%
Loss on retirement of 11% Senior Notes	(22,886)	--	(22,886)	--
Earnings (loss) from continuing operations before income taxes	(18,706)	3,479	(22,185)	--
Income tax benefit (expense)	7,127	(1,408)	8,535	--
Earnings (loss) from continuing operations	(11,579)	2,071	(13,650)	--

Revenues from continuing operations increased $17.1 million, or 14.0%, in the six-month period ended June 30, 2004, compared to the same period in 2003. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $19.2 million, or 25.6%. The majority of the growth in the segment was in the domestic disease management component, with an increase of $12.0 million, or 105.2%, primarily the result of an increase in covered lives from new accounts. The foreign diabetes supply business increased its revenues $5.1 million, or 20.4%. Approximately one-half of the increase was due to favorable foreign currency exchange rate impact. For the six-month period ended June 30, 2004, revenues in the Women’s and Children’s Health segment decreased $2.1 million, or 4.4%, compared to the same period in 2003, due to a reduction in days of service and a decrease in rates per day of service. This was partially offset by a shift in mix to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 58.3% for the six-month period ended June 30, 2004, from 59.1% for the same period in 2003. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 62.9% for the six-month period ended June 30, 2004 from 68.6% for the same period in 2003. The decrease in the Health Enhancement segment was almost exclusively in the domestic disease management component, due to improved service solutions and pricing on new accounts. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment increased, due to lower rates of revenue per day, higher drug costs and a shift in mix to lower margin therapies. To counter these increases, Women’s and Children’s Health made a series of cost reductions in April that lowered the costs as a percentage of revenues. These initiatives included staff reductions, facility closings and supplier price reductions.

Selling and administrative expenses as a percentage of revenues increased to 32.8% from 30.6% for the six-month period ended June 30, 2004 compared to the same period of 2003. The increase is primarily due to an increase in Women’s and Children’s Health, which had higher sales and marketing costs and lower revenues. The percentage in the Health Enhancement segment was slightly higher as a result of additional costs related to new customer contracts. In addition, general corporate expenses were higher, some of which are allocated to the business segments. This increase included higher salaries, particularly in the technology area to support the growth in the disease management business, and higher benefits and insurance costs. Self-insured medical costs increased over 43% for the six-month period ended June 30, 2004 compared to the same period in 2003.

The Company provides for estimated uncollectible accounts as revenues are recognized. The provision is adjusted periodically based upon the Company’s quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors. The provision for doubtful accounts as a percentage of revenues was 0.6% for the six-month period ended June 30, 2004 compared to 2.1% for the same period in 2003. The primary area of improvement was in the Women’s and Children’s Health segment due to improved collection experience on accounts receivable, which resulted in a reduction of the allowance for doubtful accounts.

Net interest expense increased by $330,000, or 4.6%, for the six-month period ended June 30, 2004 compared to the same period in 2003. The increase is due to the timing of the issuance of the convertible debt and the retirement of the 11% Senior Notes which was offset by a rate benefit in 2004 from the interest rate swap arrangements discussed below in “Liquidity and Capital Resources.” The weighted average interest rates (including amortization of debt discount and expense and net gains from terminated interest rate swap transactions) on all outstanding indebtedness for the six-month periods ended June 30, 2004 and 2003 were 10.06 % and 11.62%, respectively.

Income tax benefit for the six-month period ended June 30, 2004 reflected a higher effective tax rate than the statutory tax rate due to state and foreign income taxes and various differences between tax and financial accounting. Cash outflows for income taxes for the six months ended June 30, 2004 and 2003 were $140,000 and $925,000, respectively, being comprised of foreign and state income taxes.

Operations for the pharmacy, laboratory and supplies businesses are included in discontinued operations. Earnings from discontinued operations, net of taxes, were $987,000 for the six months ended June 30, 2004, compared to $793,000 for the same period in 2003. The increase in earnings from discontinued operations was related to lower costs of revenues as a percentage of revenue for the six-month period ended June 30, 2004 compared to the same period in 2003. The lower costs of revenues were the result of better pricing from vendors and emphasis on sales of higher margin products.

Uncertainties
We have learned that a qui tam action has been filed against us alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies business, whose assets, excluding receivables, were sold and operations discontinued as of June 30, 2004. Because the action is still under seal, we have not been provided detailed information regarding the allegations. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene or join in this suit. We are supplying information specified by the government and otherwise cooperating fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject us to repayment obligation, loss of reimbursement, exclusion from participation in Medicare and Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse effect on our financial position and results of operations. Sales to patients covered by Medicare were approximately $30 million in 2003, all of which is included in earnings from discontinued operations.

Liquidity and Capital Resources
As of June 30, 2004, the Company had cash and cash equivalents of $20.6 million. Net cash used in continuing operations was $11.2 million for the six months ended June 30, 2004 compared to $1.5 million for the same period of 2003. Cash used in operations in 2004 was the result of various changes in working capital. Trade accounts receivable increased due to the increase in revenues, provisions for doubtful accounts were lower based on management’s estimates, and inventory increased in anticipation of continued revenue growth. Total accounts receivable days’ sales outstanding (“DSO”) were 55 days as of June 30, 2004, consisting of a DSO of 50 days for the Health Enhancement segment and 67 days for the Women’s and Children’s Health segment.

Investing Activities
Net cash provided by investing activities totaled $76.3 million for the six months ended June 30, 2004 compared to cash used in investing activities of $5.7 million for the same period of 2003. 2004 investing activities included the receipt of net proceeds of $101.1 million from the sale of assets of the pharmacy and supplies business and the payment of $20.5 million as final consideration related to the acquisition of Quality Oncology, Inc. in 2002. Capital expenditures for the six-month periods ended June 30, 2004 and 2003 totaled $5.2 million and $4.4 million, respectively, related primarily to the replacement and enhancement of computer information systems. The Company expects to expend a total of approximately $9 million for capital items in 2004.

Financing Activities

On March 29, 2004, we commenced a tender offer for all of our 11% Senior Notes. In connection with the tender offer, we obtained a waiver from the holders of our 11% Senior Notes to the debt incurrence covenant contained in the indenture governing the 11% Senior Notes. In addition, in connection with the tender offer, we obtained the consent of the holders of the 11% Senior Notes to amendments to the indenture governing the 11% Senior Notes which eliminated substantially all of the restrictive covenants, certain related events of default and certain other terms in the indenture with respect to any 11% Senior Notes not purchased in the tender offer. On June 30, 2004, the Company accepted for purchase and retired $120 million, or 98.36%, of the aggregate principal amount of the outstanding 11% Senior Notes for total consideration of $137 million, leaving $2 million in principal amount outstanding. Proceeds from the issuance of $86.3 million in convertible senior subordinated debt and from the sale of the assets of the pharmacy and supplies business financed our purchase of the 11% Senior Notes. In June 2004, we recorded a charge of $22.9 million, or $14.1 million, net of taxes, related to the retirement of the 11% Senior Notes. The retirement of the Senior Notes and the elimination of the related restrictive covenants will provide the Company increased operational and financial flexibility.

Since March 2003, the Company had entered into and terminated various interest rate swap arrangements with a bank for notional amounts ranging from $25 million to $100 million to hedge our 11% Senior Notes. Under these agreements the bank was obligated to pay us an 11% fixed rate of interest and we were obligated to pay the bank a rate based on the six-month LIBOR rate plus a fixed rate of interest, ranging from 6.4% to 7.535%. During 2004, these interest rate swap arrangements reduced interest expense $685,000 but the Company had to pay the bank an accumulated $993,000 when the agreements were terminated. The Company does not intend to enter into any additional interest rate swap arrangements to hedge against the 11% interest due on the remaining Senior Notes.

On May 5, 2004, we completed the sale of $75 million in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. Under certain circumstances, the notes will be convertible into shares of our common stock at a conversion rate of 33.9153 shares per $1,000 principal amount of the notes (equal to an initial conversion price of approximately $29.49 per share). The notes are guaranteed by certain of our domestic subsidiaries. On June 3, 2004, the initial purchaser exercised its 30-day option granted under the initial purchase to acquire an additional $11.3 million aggregate principal amount of the notes. Total cash proceeds of $83.7 million were used in the retirement of the 11% Senior Notes.

We have an available revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility bear interest at the LIBOR rate plus 2.9%, and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of June 30, 2004, no amounts were outstanding, and $32.2 million was available for borrowing under this credit facility.

As part of the tender offer and retirement of the 11% Senior Notes, the indenture was amended to eliminate substantially all of the restrictive covenants and certain events of default and related provisions applicable to the remaining $2 million in 11% Senior Notes. The convertible senior subordinated notes indenture and the revolving credit facility agreement set forth a number of covenants binding on the Company. Covenants in such instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the credit facility, the Company is required to maintain certain financial ratios. As of June 30, 2004, the Company is in compliance with the financial covenants in its credit instruments.

Proceeds received from participants under the Company’s stock purchase and stock option plans were $2.5 million and $163,000 for the six months ended June 30, 2004 and 2003, respectively.

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

The Company believes that its cash, other liquid assets, operating cash flows and revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through the next twelve months at the minimum.

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

Revenue Recognition and Allowances for Uncollectible Accounts. Revenues for our Women’s and Children’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. Our Health Enhancement segment provides services through its patient service centers, and designs, develops, assembles, packages and distributes diabetes products. Revenues for services are recognized when services are provided, and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual allowances and other discounts.

Our clinical services and our foreign supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenue in the balance sheet and revenue is recognized as services are performed. Some of the contracts for these services provide that a portion of our fees is at risk subject to our performance against financial cost savings and clinical criteria. Thus, a portion of our revenues is subject to confirmation of our performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are recognized in the period information related to performance levels becomes available and fees are considered collectible. These estimates are continually reviewed and adjusted as information becomes available. These reviews and adjustments have not, in any recent period, resulted in a material reduction of revenue previously reported. For the six months ended June 30, 2004, less than 6% of our revenues were at risk under these arrangements.

A portion of our revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of our trade accounts receivable is susceptible to changes in third-party reimbursement policies. In addition, the collectibility of all of our accounts receivable varies based on payor mix, general economic conditions and other factors. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon our evaluation of current industry conditions, historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts. The evaluation is performed at each reporting period for each operating unit with an overall assessment at the consolidated level. Although the evaluation of the monthly estimates of revenues estimated to be uncollectible has resulted in adjustments for individual operating units, the evaluation and adjustments have not resulted in material adjustments on a consolidated basis in any recent period. However, special charges have resulted from certain specific circumstances affecting collectibility. The Company sold substantially all of the assets of the pharmacy and supplies business except for the trade and other accounts receivable. As the result of the sale, we evaluated the additional risks for uncollectible amounts and included a charge of $7.3 million in calculating the gain on sale of discontinued operations. While estimates and judgments are involved and factors impacting collectibility may change, management believes adequate provision has been made for any adjustments that may result from final determination of amounts to be collected.

Goodwill. As of June 30, 2004, we reported goodwill at a carrying amount of $133.3 million, which represents approximately 45% of total assets as of June 30, 2004. Our goodwill is no longer amortized to expense.
We review goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we calculate the fair value of the reporting units to which the goodwill relates based on the present value of estimated future cash flows. Based on the evaluation, management concluded that no impairment of recorded goodwill existed at December 31, 2003. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.
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

The income tax benefit from continuing operations of $7.1 million for the six-month period ended June 30, 2004 reflected a higher benefit than the statutory rate due to state and foreign income taxes and various differences between tax and financial reporting. As of December 31, 2003, our remaining net operating losses of $72.6 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income. Based on projections of taxable income in 2004, including the gain on the sale of assets of the pharmacy and supplies business and the loss on retirement of the 11% Senior Notes, management estimates that the remaining net operating losses available to offset future taxable income will be approximately $20 million after 2004. Management believes it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

Forward-Looking Information
This Form 10-Q contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “seek” and similar expressions, when used in this Form 10-Q and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers; (iii) termination of our exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of our rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services that we offer; (vii) changes in or new interpretations of laws or regulations applicable to us, our customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into our operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient therapy mix; (xii) the effectiveness of our advertising, marketing and promotional programs; (xiii) market acceptance of our disease management products and our ability to sign and implement new disease management contracts; (xiv) inability to successfully manage our growth; (xv) acquisitions that strain our financial and operational resources; (xvi) our inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for non-performance under our disease management contracts or to reach agreement with our disease management customers with respect to the same; (xvii) the inability of our disease management customers to provide timely and accurate data that is essential to the operation and measurement of our performance under our disease management contracts; (xviii) increases in interest rates; (xix) financial penalties for failure to achieve expected cost savings or clinical outcomes in our disease management business; (xx) changes in the number of covered lives enrolled in the health plans with which we have agreements for payment; (xxi) the availability of adequate financing and cash flows to fund our capital and other anticipated expenditures; (xxii) higher than anticipated costs of doing business that cannot be passed on to customers; (xxiii) pricing pressures; (xxiv) interruption in the supply or increase in the price of drugs used in the Women’s and Children’s Health business; (xxv) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxvi) inventory obsolescence; (xxvii) the outcome of legal proceedings or investigations involving us, and the adequacy of insurance coverage in the event of an adverse judgment; (xxviii) competition for staff, and (xxix) the risk factors discussed from time to time in our SEC reports, including but not limited to, its Annual Report on Form 10-K for the year ended December 31, 2003. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by our disclosure obligations in filings we make with the Commission under federal securities laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates. In the six months ended June 30, 2004, our operations outside the United States, with sales denominated in currencies other than the U.S. dollar (primarily in Germany), generated approximately 22% of total revenues. In the normal course of business, these operations are exposed to fluctuations in currency values. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on results for the six months ended June 30, 2004 and balances as of June 30, 2004, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $900,000.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On July 13, 2004, the proposed class action lawsuit filed by Richard M. Barr in the United States District Court for the Northern District of Georgia against the Company, Parker H. Petit, Jeffrey D. Koepsell and George W. Dunaway, was dismissed with prejudice. Plaintiff has the right to move for reconsideration and/or appeal within 10 days of the Order granting dismissal and the deadline for appeal is thirty days after the Order or the denial of a motion for reconsideration, whichever comes later.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2004, we completed the sale of $75 million in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024 to UBS Securities LLC, the initial purchaser, at 97% of their principal amount. On June 3, 2004, the initial purchaser exercised its 30-day option granted under the purchase agreement for the notes to purchase an additional $11.25 million in aggregate principal amount of the notes at 97% of their principal amount. The notes will be convertible into shares of our common stock at an initial conversion rate of 33.9153 shares per $1,000 principal amount of the notes (equal to a conversion price of approximately $29.49 per share). The notes are convertible prior to their stated maturity under the following circumstances:

(1)   during any calendar quarter after the calendar quarter ending June 30, 2004, if the closing sale price of our common stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 125% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter;

(2)   during the five business day period after any five consecutive trading day period (the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 97% of the average conversion value of the notes during the note measurement period, unless the notes are surrendered after May 1, 2019 and, on any trading day during the note measurement period, the closing sale price of our common stock was between 100% and 125% of the then current conversion price of the notes;

(3)   upon the occurrence of specified corporate transactions; or

(4)   if we have called the notes for redemption.

The notes are guaranteed by our domestic subsidiaries Facet Technologies, LLC and Quality Oncology, Inc. The notes were sold to the initial purchaser without registration in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The initial purchaser represented to the Company that it was a qualified institutional buyer within the meaning of Rule 144A under the Securities Act.

Item 4.       Submission of Matters to a Vote of Security Holders.

The directors of the Company are divided into three classes. The class comprised of Frederick E. Cooper and Frederick P. Zuspan, M.D. will continue to serve until the 2006 annual meeting of stockholders and until their successors are elected and qualified. The class comprised of Guy W. Millner, Carl E. Sanders and Thomas S. Stribling will continue to serve until the 2005 annual meeting of stockholders and until their successors are elected and qualified.

At the annual meeting of stockholders of the Company held June 3, 2004, the following directors were elected, to serve until the annual meeting of stockholders indicated and until their successors are elected and qualified:

Nominee	Term expiring	Affirmative Votes	Withheld Votes

Wayne P. Yetter	2006	9,599,000	101,480
Parker H. Petit	2007	8,855,416	845,064
Donald W. Weber	2007	8,835,303	865,177
Morris S. Weeden	2007	8,824,551	875,929

In addition, the proposal to approve the Matria Healthcare, Inc. 2004 Stock Incentive Plan was approved as follows:

Affirmative Votes	Negative Votes	Abstentions

4,850,231	2,677,365	9,918

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1
Asset Purchase Agreement, dated June 22, 2004, by and among Matria Healthcare, Inc., Diabetes Management Solutions, Inc., Diabetes Self Care, Inc. and DEGC Enterprises (U.S.), Inc. (incorporated by reference to Exhibit 2.1 to Matria’s Current Report on Form 8-K dated June 30, 2004).

2.2
Amendment No. 1 to the Asset Purchase Agreement, dated June 30, 2004, by and among Matria Healthcare, Inc., Diabetes Management Solutions, Inc., Diabetes Self Care, Inc. and DEGC Enterprises (U.S.), Inc. (incorporated by reference to Exhibit 2.2 to Matria’s Current Report on Form 8-K dated June 30, 2004).

4.1
Indenture, dated May 5, 2004, among Matria Healthcare, Inc., the Company’s subsidiary guarantors named therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 5, 2004).

4.2	Supplemental Indenture, dated April 19, 2004, by and among Matria Healthcare, Inc., the Company’s subsidiary guarantors listed therein and Wells Fargo Bank, N.A.

4.3
Registration Rights Agreement, dated May 5, 2004, by and among Matria Healthcare, Inc., the Company’s subsidiary guarantors named therein and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated May 5, 2004).

4.4	Consent and Waiver Agreement and Amendment No. 3, dated April 23, 2004, to the Loan and Security Agreement between Matria Healthcare, Inc. and HFG Healthco-04, LLC.

4.5	Consent and Waiver Agreement and Amendment No. 4, dated April 29, 2004, to the Loan and Security Agreement between Matria Healthcare, Inc. and HFG Healthco-04, LLC.

4.6	Consent and Waiver Agreement and Amendment No. 5, dated June 30, 2004, to the Loan and Security Agreement between Matria Healthcare, Inc. and HFG Healthco-04, LLC.

10.1	Amendment to the Severance Compensation and Restrictive Covenant Agreement between the Company and Yvonne V. Scoggins, dated April 22, 2004.

10.2	Amendment to Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Yvonne V. Scoggins, dated April 22, 2004.

10.3	Amendment to the Matria Healthcare, Inc., 2000 Directors’ Non-Qualified Stock Option Plan, dated April 22, 2004.

10.4	Third Amendment of Lease, dated March 30, 2004, to the New Market Building Lease between the Company and Trizec Realty, Inc.

11	Computation of Earnings per Share.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Stephen M. Mengert.

32.1	Section 1350 Certification by Parker H. Petit.

32.2	Section 1350 Certification by Stephen M. Mengert.

(b) Reports on Form 8-K

The following Current Reports on Forms 8-K were filed or furnished in the quarter ended June 30, 2004:

·On April 23, 2004, furnishing information included in a press release regarding the Company’s financial results for the first quarter ended March 31, 2004.

·On May 4, 2004, announcing (i) the proposed offering of $75 million aggregate principal amount of convertible Senior Notes due 2024 to qualified institutional buyers and (ii) the pricing of the Company’s 4.875% convertible senior subordinated notes due 2024.

·On May 6, 2004, announcing the close on the sale and issuance by the Company of $75 million in aggregate principal amount of the Company’s 4.875% convertible senior subordinated notes due 2024.

·On June 4, 2004, announcing the completion of the sale of an additional $11.25 million in aggregate principal amount of the Company’s 4.875% convertible senior subordinated notes due 2024.

·On June 24, 2004, announcing (i) the definitive agreement to sell the Company’s pharmacy and supplies business and (ii) the acceleration of the expiration date of the Company’s tender offer for all of its outstanding 11% Senior Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

August 9, 2004	By: /s/ Parker H. Petit

Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Mengert

Stephen M. Mengert
Vice President Finance and Chief
Financial Officer
(Principal Financial Officer)