Form 10-Q
period 2004-09-30
MATRIA HEALTHCARE INC
filed 2004-11-08
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004
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
Yes ☒    No ☐

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of October 29, 2004 was 10,461,414.

1

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
ASSETS	2004	2003
Current assets :
Cash and cash equivalents	$ 28,430	$ 9,008
Trade accounts receivable, less allowances of $2,641 and
$3,060 at September 30, 2004 and December 31, 2003, respectively	48,391	37,274
Inventories	23,008	22,261
Other receivables, net	13,790	28,888
Assets of discontinued operation sold	--	37,559
Prepaid expenses and other current assets	10,911	10,290
Total current assets	124,530	145,280
Property and equipment, less accumulated depreciation of $25,594 and
$24,680 at September 30, 2004 and December 31, 2003, respectively	20,682	19,228
Intangible assets, less accumulated amortization of $26,462 and
$26,291 at September 30, 2004 and December 31, 2003, respectively	134,610	134,315
Deferred income taxes	12,671	26,524
Other assets	5,699	8,135
	$ 298,192	$ 333,482

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current installments of long-term debt	$ 1,488	$ 803
Accounts payable, principally trade	26,869	40,977
Accrued liabilities	25,170	41,339
Total current liabilities	53,527	83,119
Long-term debt, excluding current installments	85,725	121,005
Other long-term liabilities	6,454	5,811
Total liabilities	145,706	209,935

Shareholders' equity:
Common stock, $.01 par value. Authorized 25,000 shares:
issued and outstanding - 10,372 and 10,189 shares
at September 30, 2004 and December 31, 2003, respectively	104	102
Additional paid-in capital	316,367	313,098
Accumulated deficit	(164,555)	(190,055)
Accumulated other comprehensive earnings	570	402
Total shareholders’ equity	152,486	123,547
	$ 298,192	$ 333,482

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Net revenues from services	$ 53,837	$ 44,116	$ 152,388	$127,643
Net sales of products	22,158	18,953	62,783	57,505
Total revenues	75,995	63,069	215,171	185,148
Cost of revenues
Cost of services	28,267	24,277	82,624	70,203
Cost of goods sold	14,885	12,327	41,710	38,507
Total cost of revenues	43,152	36,604	124,334	108,710
Selling and administrative expenses	23,951	19,508	69,569	56,669
Provision for doubtful accounts	910	1,133	1,688	3,679
Amortization of intangible assets	50	75	150	225
Total operating expenses	68,063	57,320	195,741	168,751
Operating earnings from continuing operations	7,932	5,749	19,430	15,865
Interest expense, net	(1,261)	(3,347)	(8,693)	(10,449)
Other income, net	111	321	225	786
Loss on retirement of 11% Senior Notes	--	--	(22,886)	--
Earnings (loss) from continuing operations before income taxes	6,782	2,723	(11,924)	6,202
Income tax benefit (expense)	(2,572)	(1,054)	4,555	(2,462)
Earnings (loss) from continuing operations	4,210	1,669	(7,369)	3,740
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(917)	707	70	1,500
Gain on disposal of discontinued operations, net of income taxes of $23,305	--	--	32,799	--
Earnings (loss) from discontinued operations	(917)	707	32,869	1,500
Net earnings	$ 3,293	$ 2,376	$ 25,500	$ 5,240
Net earnings (loss) per common share:
Basic:
Continuing operations	$ 0.41	$ 0.16	$(0.72)	$ 0.37
Discontinued operations	(0.09)	0.07	3.20	0.15
	$ 0.32	$ 0.23	$ 2.48	$ 0.52
Diluted:
Continuing operations	$ 0.39	$ 0.16	$(0.72)	$ 0.36
Discontinued operations	(0.09)	0.07	3.20	0.15
	$ 0.30	$ 0.23	$ 2.48	$ 0.51
Weighted average shares outstanding:
Basic	10,356	10,158	10,297	10,118
Diluted	10,846	10,507	10,297	10,301
See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash Flows from Operating Activities:
Net earnings	$ 25,500	$ 5,240
Less, earnings from discontinued operations, net of income taxes	(32,869)	(1,500)
Earnings (loss) from continuing operations	(7,369)	3,740
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Loss on retirement of Senior Notes	22,886	--
Depreciation and amortization	4,187	4,614
Amortization of debt discount and expenses	821	806
Provision for doubtful accounts	1,688	3,679
Deferred income taxes	(8,007)	1,809
Payment for termination of interest rate swap agreements	(993)	--
Gains on sales of investments	--	(56)
Changes in assets and liabilities:
Trade accounts receivable	(12,805)	(5,291)
Inventories	(747)	3,498
Prepaid expenses and other current assets	(922)	(767)
Noncurrent assets	(820)	(1,408)
Accounts payable	(7,346)	(2,423)
Accrued and other liabilities	4,653	(3,611)
Net cash provided by (used in) continuing operations	(4,774)	11,812
Net cash provided by (used in) discontinued operations	974	(3,708)
Net cash provided by (used in) operating activities	(3,800)	8,104

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,204)	(5,779)
Purchases of property and equipment related to discontinued operations	(456)	(1,712)
Proceeds from the disposition of business, net of transaction costs	101,055	--
Payment of acquisition obligation	(20,480)	--
Net proceeds from (purchases of) investments	927	(773)
Net cash provided by (used in) investing activities	74,842	(8,264)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible senior debt, net of issuance costs	83,210	--
Proceeds from issuance of debt	2,446	1,918
Net payment for the retirement of Senior Notes	(136,518)	--
Net decrease in borrowings under credit agreement	(2,419)	--
Principal repayments of long-term debt	(1,842)	(1,417)
Proceeds from issuance of common stock	3,270	412
Net cash provided by (used in) financing activities	(51,853)	913

Effect of exchange rate changes on cash and cash equivalents	233	932
Net increase in cash and cash equivalents	19,422	1,685
Cash and cash equivalents at beginning of year	9,008	5,500
Cash and cash equivalents at end of period	$ 28,430	$ 7,185

Supplemental disclosures of cash paid for:
Interest	$ 9,267	$ 7,492
Income taxes	$ 4,340	$ 1,144

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General

The consolidated condensed financial statements as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results for the full year ending December 31, 2004.

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. ("Matria" or the "Company") for the year ended December 31, 2003.

On June 30, 2004, the Company discontinued the operations of the pharmacy, laboratory and supplies division of the Health Enhancement segment. As a result, the accompanying consolidated financial statements reflect the operations of this division as discontinued operations for all periods presented (see note 9). Also on June 30, 2004, the Company completed the repurchase of substantially all of its 11% Senior Notes (see note 7).

2. Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings, foreign currency translation adjustments, net of income taxes, and changes in unrealized appreciation on available-for-sale securities, net of income taxes. Comprehensive earnings for the three-month and nine- month periods ended September 30, 2004 were $3,391 and $25,668, respectively, and for the corresponding periods in 2003 were $2,475 and $5,678, respectively.

3. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:
	September 30, 2004
	Carrying Amount	Fair Value
Liabilities:
4.875% Convertible senior subordinated notes	$ 83,747	$107,312
11% Senior Notes	1,934	2,110

The carrying amount of the convertible senior subordinated notes is net of the unamortized discount, and the estimated fair value is based upon the quoted market price at September 30, 2004. The carrying amount of the 11% Senior Notes is net of unamortized discount and unamortized net deferred gains on terminations of interest rate swaps. The estimated fair value of the 11% Senior Notes is based upon the redemption price payable for the 11% Senior Notes on May 1, 2005, the first date upon which the 11% Senior Notes are redeemable.

The Company’s other financial instruments approximate fair value due to the short-term or variable rate nature of those assets and liabilities.

4. Derivative Financial Instruments

The Company has periodically used interest rate swap agreements to hedge against changes in the fair value of the 11% fixed-rate debt obligation and to lower overall borrowing rates. The Company does not intend to enter into any additional interest rate swap arrangements to hedge against the interest on the remaining $2,000 of 11% Senior Notes.

During the first six months of 2004, the Company entered into various interest rate swap agreements with a bank to hedge portions of the Company’s 11% Senior Notes, which were scheduled to mature in 2008. Under these arrangements, the bank was obligated to pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1, and the Company was obligated to pay the bank semi-annually in arrears on May 1 and November 1 variable rates of interest. The final interest rate swap was terminated in June 2004, prior to the retirement of the $120,000 in principal amount of the 11% Senior Notes. For all of the swap agreements terminated in 2004, the Company paid $993 to the bank.

Due to the retirement of a portion of the 11% Senior Notes, a proportionate share of net unamortized deferred gains resulting from the termination of the interest rate swaps was included in the loss on retirement of the 11% Senior Notes. The remaining balance of deferred gain is being amortized as a decrease to interest expense over the remaining term of the 11% Senior Notes (May 2008).

The Company reflected interest rate swap agreements on the consolidated condensed balance sheet at fair value, which was based upon the estimated amount required to settle the agreement. The carrying value of the related portion of fixed-rate debt being hedged was adjusted by the change in fair value of the portion of the debt hedged by the interest rate swap attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreements, as well as the change in the adjusted carrying value of the related portion of the fixed-rate debt that was being hedged, had offsetting effects on net interest expense in the consolidated condensed statements of operations, since the interest rate swaps were fully effective. Interest expense was reduced by $685 for the nine-month period ended September 30, 2004 as a result of the lower variable interest rates on the swaps. There were no swap agreements in effect during the three-month period ended September 30, 2004.

5. Business Segment Information

The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business units. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

The Company currently has two reportable business segments: Health Enhancement and Women’s and Children’s Health. The Health Enhancement segment is comprised of the Company’s disease management business, its foreign diabetes supply operation and its diabetes product design, development and assembly operation. The Health Enhancement segment currently offers disease management services for diabetes, cardiovascular disease, respiratory disorders, cancer, depression, chronic pain and hepatitis C. The Health Enhancement segment also includes Facet Technologies, LLC, or Facet, a leading designer, developer, assembler and distributor of products for the diabetes market. In June 2004, the Company sold substantially all of the assets of the pharmacy and supplies division of this segment (see note 9). The results of operations of this business are classified as discontinued operations and are not included in the Company’s segment information.

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

Summarized financial information as of and for the three-month and nine-month periods ended September 30, 2004 and 2003 by reportable business segment follows:

	Revenues		Earnings from Continuing Operations Before Income Taxes
Three Months Ended September 30,	2004	2003	2004	2003

Health Enhancement	$ 52,579	$ 39,314	$ 8,492	$ 4,743
Women’s and Children’s Health	23,423	23,765	2,227	3,755
Intersegment sales	(7)	(10)	--	--
Total segments	75,995	63,069	10,719	8,498
General corporate	--	--	(2,787)	(2,749)
Interest expense, net	--	--	(1,261)	(3,347)
Other income, net	--	--	111	321
Consolidated	$ 75,995	$ 63,069	$ 6,782	$ 2,723

	Revenues		Earnings (Loss) from Continuing Operations Before Income Taxes
Nine Months Ended September 30,	2004	2003	2004	2003

Health Enhancement	$ 146,482	$ 114,056	$ 21,816	$ 12,645
Women’s and Children’s Health	68,712	71,114	5,332	10,192
Intersegment sales	(23)	(22)	--	--
Total segments	215,171	185,148	27,148	22,837
General corporate	--	--	(7,718)	(6,972)
Interest expense, net	--	--	(8,693)	(10,449)
Other income (expense), net	--	--	(22,661)	786
Consolidated	$215,171	$ 185,148	$(11,924)	$ 6,202

	Identifiable Assets
	September 30,	December 31,
	2004	2003

Health Enhancement	$ 202,068	$ 188,625
Women’s and Children’s Health	31,896	31,633
General corporate	64,228	75,665
Assets of discontinued operation sold	--	37,559
Consolidated assets	$ 298,192	$ 333,482

The Company's revenues from operations outside the U.S. were approximately 24% of total revenues for both the three-month and nine-month periods ended September 30, 2004, and 24% and 23% for the three-month and nine-month periods ended September 30, 2003, respectively. During the three-month and nine-month periods ended September 30, 2003, sales to a single Facet customer represented approximately 10% of consolidated net revenues. No single customer accounted for more than 10% of consolidated net revenues during the three-month and nine-month periods ended September 30, 2004.

6. Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has elected to account for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. The following table illustrates the effect on earnings (loss) from continuing operations and earnings (loss) per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Earnings (loss) from continuing operations	$ 4,210	$ 1,669	$ (7,369)	$3,740
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(429)	(385)	(1,219)	(1,232)
Pro forma earnings (loss) from continuing operations	$ 3,781	$ 1,284	$(8,588)	$ 2,508

Earnings (loss) per common share from continuing operations:
Basic - as reported	$ 0.41	$ 0.16	$ (0.72)	$ 0.37
Basic - pro forma	$ 0.37	$ 0.13	$ (0.83)	$ 0.25

Diluted - as reported	$ 0.39	$ 0.16	$ (0.72)	$ 0.36
Diluted - pro forma	$ 0.35	$ 0.12	$ (0.83)	$ 0.24

7. Long-Term Debt

On March 29, 2004, the Company commenced a tender offer for all of the unsecured 11% Senior Notes, which had an aggregate principal amount of $122,000. The Company received valid tenders from holders of $120,000 in aggregate principal amount of the 11% Senior Notes. On June 30, 2004, the Company completed the repurchase of the 11% Senior Notes tendered in the tender offer with proceeds from the issuance of convertible senior subordinated debt as described below and with the proceeds from the sale of assets of the pharmacy and supplies business (see note 9). The retirement of the 11% Senior Notes resulted in a loss of $22,886, or $14,143 after taxes. Additionally, in connection with the tender offer, the holders of the 11% Senior Notes consented to amend the indenture governing the 11% Senior Notes to eliminate substantially all of the restrictive covenants, certain related events of default and certain other terms applicable to the $2,000 of 11% Senior Notes not purchased in the tender offer.

On May 5, 2004, the Company completed the sale of $75,000 in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. On June 3, 2004, the initial purchaser of the notes exercised its option to purchase an additional $11,250 in aggregate principal amount of the notes. Under certain circumstances, the notes will be convertible into shares of the Company’s common stock at a conversion rate of 33.9153 shares per $1 principal amount of the notes (equal to an initial conversion price of approximately $29.49 per share). Interest is payable on May 1 and November 1 of each year, beginning in November 2004. The notes are unsecured and are guaranteed by certain of the Company’s domestic subsidiaries. The Company used the proceeds, net of discount, of $83,705 from the issuance of the convertible senior subordinated notes to partially fund the repurchase of $120,000 in aggregate principal amount of 11% Senior Notes tendered in the tender offer as described above.

The Company also has available a revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of September 30, 2004, there was no outstanding balance, and approximately $30,300 was available for borrowing under this credit facility.

As a part of the tender offer and retirement of a portion of the 11% Senior Notes, amendments were made to the indenture governing the 11% Senior Notes that eliminated substantially all of the restrictive covenants and certain events of default and related provisions related to the remaining $2,000 of 11% Senior Notes. The amendments will provide the Company with increased operating and financial flexibility. The Company, however, is still bound by covenants contained in the indenture for the convertible senior subordinated notes and the revolving credit facility agreement. Covenants in these instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the credit facility, the Company is required to maintain certain financial ratios. As of September 30, 2004, the Company is in compliance with the financial covenants in its credit instruments.

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

Consolidating Condensed Balance Sheets
September 30, 2004
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$ 22,413	$ 288	$ 2,590	$ 3,427	$ --	$ 28,430
Trade accounts receivable, net	17,191	15,150	22,404	8,796	--	48,391
Inventories	2,028	9,234	9,394	11,586	--	23,008
Other current assets	22,053	1,668	2,270	378	--	24,701
Total current assets	63,685	26,340	36,658	24,187	--	124,530
					--
Property and equipment, net	11,205	2,706	8,597	880	--	20,682
Intangible assets, net	3,750	117,416	126,382	4,478	--	134,610
Investment in subsidiaries	130,575	--	--	--	(130,575)	--
Deferred income taxes	12,669	--	2	--	--	12,671
Other assets	7,521	100	599	--	(2,421)	5,699
	$ 229,405	$146,562	$172,238	$ 29,545	$ (132,996)	$ 298,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$ 1,448	$ 8	$ 40	$ --	$ --	$ 1,488
Other current liabilities	17,141	17,181	23,273	11,625	--	52,039
Total current liabilities	18,589	17,189	23,313	11,625	--	53,527

Long-term debt, excluding current installments	85,682	--	43	2,421	(2,421)	85,725
Intercompany	92,141	(57,993)	(75,845)	(16,296)	--	--
Other long-term liabilities	6,220	234	234	--	--	6,454
Total liabilities	202,632	(40,570)	(52,255)	(2,250)	(2,421)	145,706
Shareholders’ equity:
Common stock	104	--	--	--	--	104
Additional paid-in capital	316,365	117,131	126,097	4,480	(130,575)	316,367
Accumulated earnings (deficit)	(293,287)	78,443	106,606	22,126	--	(164,555)
Other	3,591	(8,442)	(8,210)	5,189	--	570
Total shareholders’ equity	26,773	187,132	224,493	31,795	(130,575)	152,486
	$ 229,405	$ 146,562	$ 172,238	$ 29,545	$ (132,996)	$ 298,192

a The guarantor domestic subsidiaries of these convertible notes are also guarantors of the 11% Senior Notes.
b Includes the financial information for the guarantor domestic subsidiaries of the 4.875% convertible notes in the preceding column.

Consolidating Condensed Balance Sheets
December 31, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$ 3,211	$ 204	$ 2,896	$ 2,901	$ --	$ 9,008
Trade accounts receivable, net	17,571	10,853	13,373	6,330	--	37,274
Inventories	1,908	8,313	8,354	11,999	--	22,261
Assets of discontinued operation sold	--	--	37,559	--	--	37,559
Other current assets	36,880	1,488	1,901	397	--	39,178
Total current assets	59,570	20,858	64,083	21,627	--	145,280
					--
Property and equipment, net	9,565	2,527	8,890	773	--	19,228
Intangible assets, net	3,750	117,150	125,987	4,578	--	134,315
Investment in subsidiaries	130,502	--	--	--	(130,502)	--
Deferred income taxes	26,522	--	2	--	--	26,524
Other assets	9,954	127	182	--	(2,001)	8,135
	$ 239,863	$140,662	$ 199,144	$ 26,978	$ (132,503)	$ 333,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$ 775	$ --	$ 28	$ --	$ --	$ 803
Other current liabilities	36,309	22,529	32,982	13,025	--	82,316
Total current liabilities	37,084	22,529	33,010	13,025	--	83,119

Long-term debt, excluding current installments	120,937	--	68	2,001	(2,001)	121,005
Intercompany	27,634	(57,768)	(11,101)	(16,533)	--	--
Other long-term liabilities	5,501	130	310	--	--	5,811
Total liabilities	191,156	(35,109)	22,287	(1,507)	(2,001)	209,935
Shareholders’ equity:
Common stock	102	--	--	--	--	102
Additional paid-in capital	313,098	117,087	125,924	4,578	(130,502)	313,098
Accumulated earnings (deficit)	(268,084)	67,126	59,143	18,886	--	(190,055)
Other	3,591	(8,442)	(8,210)	5,021	--	402
Total shareholders’ equity	48,707	175,771	176,857	28,485	(130,502)	123,547
	$ 239,863	$ 140,662	$ 199,144	$ 26,978	$ (132,503)	$ 333,482

Consolidating Condensed Statements of Operations
For the Nine Months Ended September 30, 2004
(Unaudited)
	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated
Revenues	$ 68,711	$ 71,484	$ 95,151	$ 51,331	$ (22)	$ 215,171

Cost of revenues	32,935	42,144	51,619	39,802	(22)	124,334
Selling and administrative expenses	43,609	10,934	19,808	6,152	--	69,569
Provision for doubtful accounts	1,564	99	124	--	--	1,688
Amortization of intangible assets	--	--	--	150	--	150
Operating earnings (loss) from continuing operations	(9,397)	18,307	23,600	5,227	--	19,430

Interest income (expense), net	(8,580)	(1)	7	(120)	--	(8,693)
Other income (expense), net	(22,803)	7	7	135	--	(22,661)
Earnings (loss) from continuing operations before income taxes	(40,780)	18,313	23,614	5,242	--	(11,924)
Income tax benefit (expense)	15,578	(6,996)	(9,021)	(2,002)	--	4,555

Earnings (loss) from continuing operations	(25,202)	11,317	14,593	3,240	--	(7,369)
Earnings from discontinued operations	--	--	32,869	--	--	32,869
Net earnings (loss)	$ (25,202)	$ 11,317	$ 47,462	$ 3,240	$ --	$ 25,500

Consolidating Condensed Statements of Operations
For the Nine Months Ended September 30, 2003
(Unaudited)
	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Eliminations	Consolidated

Revenues	$71,114	$64,031	$70,866	$43,217	$(49)	$ 185,148

Cost of revenues	31,326	38,337	43,568	33,865	(49)	108,710
Selling and administrative expenses	36,946	10,375	14,527	5,196	--	56,669
Provision for doubtful accounts	3,393	118	286	--	--	3,679
Amortization of intangible assets	--	75	75	150	--	225
Operating earnings (loss) from continuing operations	(551)	15.126	12.410	4,006	--	15,865

Interest income (expense), net	(10,312)	--	63	(200)	--	(10,449)
Other income (expense), net	623	(1)	(1)	164	--	786

Earnings (loss) from continuing operations before income taxes	(10,240)	15,125	12,472	3,970	--	6,202
Income tax benefit (expense)	4,065	(6,004)	(4,951)	(1,576)	--	(2,462)

Earnings (loss) from continuing operations	(6,175)	9,121	7,521	2,394	--	3,740
Earnings from discontinued operations	--	--	1,500	--	--	1,500

Net earnings (loss)	$(6,175)	$9,121	$9,021	$2,394	$--	$ 5,240

Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2004
(Unaudited)

	Matria Healthcare, Inc	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes[a]	Guarantor Domestic Subsidiaries for 11% Senior Notes[b]	Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(15,611)	$1,229	$10,845	$(8)	$(4,774)
Net cash provided by discontinued operations	--	--	974	--	974
Net cash provided by (used in) operating activities	(15,611)	1,229	11,819	(8)	(3,800)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,451)	(933)	(1,463)	(290)	(6,204)
Purchases of property and equipment, discontinued operations	--	--	(456)	--	(456)
Proceeds from the disposition of business, net of transaction costs	101,055	--	--	--	101,055
Payment of acquisition obligation	(20,480)	--	--	--	(20,480)
Net proceeds from sales of investments	927	--	--	--	927
Net cash provided by (used in) investing activities	77,051	(933)	(1,919)	(290)	74,842

Cash Flows from Financing Activities
Proceeds from issuance of debt	85,656	--	--	--	85,656
Net payment for the retirement of Senior Notes	(136,518)	--	--	--	(136,518)
Net decrease in borrowings under credit agreement	(2,419)	--	--	--	(2,419)
Principal repayments of long-term debt	(1,842)	--	--	--	(1,842)
Proceeds from the issuance of common stock	3,270	--	--	--	3,270
Net cash used in financing activities	(51,853)	--	--	--	(51,853)

Effect of exchange rate changes on cash and cash equivalents	--	--	--	233	233
Net change in intercompany balances	9,615	(212)	(10,206)	591	--
Net increase (decrease) in cash and cash equivalents	19,202	84	(306)	526	19,422
Cash and cash equivalents at beginning of year	3,211	204	2,896	2,901	9,008
Cash and cash equivalents at end of period	$22,413	$288	$2,590	$3,427	$28,430

Consolidating Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2003
(Unaudited)

	Matria Healthcare, Inc.	Guarantor Domestic Subsidiaries for 4.875% Convertible Notes a	Guarantor Domestic Subsidiaries for 11% Senior Notesb	Non- Guarantor Foreign Subsidiaries	Consolidated

Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$7,458	$13,050	$4,872	$(518)	$11,812
Net cash used in discontinued operations	--	--	(3,708)	--	(3,708)
Net cash provided by (used in) operating activities	7,458	13,050	1,164	(518)	8,104

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,576)	(619)	(2,831)	(372)	(5,779)
Purchases of property and equipment, discontinued operations	--	--	(1,712)	--	(1,712)
Net proceeds from (purchases of) investments	(927)	--	154	--	(773)
Net cash used in investing activities	(3,503)	(619)	(4,389)	(372)	(8,264)

Cash Flows from Financing Activities
Proceeds from issuance of debt	1,918	--	--	--	1,918
Principal repayments of long-term debt	(1,417)	--	--	--	(1,417)
Proceeds from the issuance of common stock	412	--	--	--	412
Net cash provided by financing activities	913	--	--	--	913

Effect of exchange rate changes on cash and cash equivalents	--	--	--	932	932
Net change in intercompany balances	(1,877)	(12,353)	2,700	(823)	--
Net increase (decrease) in cash and cash equivalents	2,991	78	(525)	(781)	1,685
Cash and cash equivalents at beginning of year	1,918	98	2,081	1,501	5,500
Cash and cash equivalents at end of period	$4,909	$176	$1,556	$720	$7,185

9. Discontinued Operations

In June 2004, the Company discontinued the operations of the pharmacy, laboratory and supplies division of the Health Enhancement segment. As a result, the accompanying consolidated financial statements reflect the operations of this division as discontinued operations for all periods presented.

On June 30, 2004, the Company completed the sale of substantially all of the assets of the pharmacy and supplies business for total cash proceeds of $102,037. The sale resulted in a gain of $56,104, or $32,799 net of income taxes. The assets sold consisted primarily of property and equipment and other assets, and are reflected as "assets of discontinued operation sold" on the consolidated balance sheets. "Assets of discontinued operation sold" also includes goodwill and intangible assets sold of $17,240. The buyer also assumed certain accrued liabilities. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. The accounts receivable, totaling $21,027, net, at the sale date and $10,905, net, at September 30, 2004, are reflected in "other receivables" on the consolidated balance sheets at September 30, 2004 and December 31, 2003.

In connection with the sale, the Company increased the allowance for doubtful accounts for the retained receivables by $7,250 to provide for the estimated effect the sale could have on the collection of the receivables. Also, as of June 30, 2004, an accrued liability of $1,513 was recorded for employee termination benefits and other costs related to the discontinued operations. Both charges are included as part of the gain on sale, since the effects are a direct result of the decision to dispose of the business. As of September 30, 2004, the reserve balance of $1,415 for employee termination benefits and other costs is included in "accrued liabilities" on the consolidated balance sheets. A reconciliation of the beginning accrued liability and the balance at September 30, 2004 follows.

Type of Charge	Balance June 30, 2004	Payments	Adjustments	Balance September 30, 2004
Employee termination benefits	$ 685	$ (129)	$ 54	$ 610
Contractual obligations	430	(20)	--	410
Transaction costs	173	(173)	--	--
Other accruals	225	(66)	236	395
Total	$ 1,513	$ (388)	$ 290	$ 1,415

The adjustment for employee termination benefits relates to recognition of the termination benefit expense ratably over the future service period. The adjustment to other accruals was primarily for revisions to estimates for future obligations. The Company estimates remaining payments on the above liability to total $750 in 2004 with the $665 balance to be paid in 2005.

During the third quarter of 2004, the Company recorded a $917 charge, net of income taxes, primarily for the ongoing costs of collecting the retained receivables. The operating results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$ --	$ 18,839	$ 40,989	$ 55,246

Earnings (loss) from operations before income taxes	$ (1,570)	$ 1,198	$ 120	$ 2,608
Gain on disposal of discontinued operations	--	--	56,104	--
Income tax benefit (expense)	653	(491)	(23,355)	(1,108)
Earnings (loss) from discontinued operations	$ (917)	$ 707	$ 32,869	$ 1,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the other financial information in this Report and the consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the "Commission" or "SEC"). The discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in "Risk Factors" in the Annual Report. The historical results of operations are not necessarily indicative of future results.

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

On June 30, 2004, we completed the sale of substantially all of the assets, excluding receivables, of its pharmacy and supplies business for total consideration of $102.1 million, resulting in a gain of $56.1 million, or $32.8 million, net of taxes. The operations of this business and the related gain have been classified as discontinued operations for all periods presented. This disposition allows us to focus on strategic health enhancement opportunities developing around our disease management business. Also on June 30, 2004, we retired $120.0 million in aggregate principal amount of its 11% Senior Notes for $137.0 million which resulted in a loss of $22.9 million, or $14.1 million, net of taxes. This loss is included in loss from continuing operations for the nine months ended September 30, 2004.

We have two reportable business segments: Health Enhancement and Women’s and Children’s Health.

•	Health Enhancement. Our Health Enhancement segment provides domestic disease management programs targeting patients with chronic diseases or other high cost medical conditions, those at risk of developing such a health problem and the emerging pharmaceutical market in support of complex drug therapies. In addition, the segment offers diabetes disease management services and supplies in Germany and includes our subsidiary Facet Technologies LLC ("Facet"), a leading designer, developer, assembler and distributor of products for the diabetes market. Facet serves large medical device manufacturers and distributors of blood glucose test kits and other point of care test kits, with an estimated 40% to 50% of the world market share in standard lancets, lancing devices and safety lancets used by diabetes patients to obtain blood samples for testing blood glucose levels.

•	Women’s and Children’s Health. Our Women’s and Children’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. We are also developing services for infants and children through neonatal intensive care case management and delivery of specialty pharmaceuticals.

Our disease management customers include primarily Fortune 1000 employers, health plans, Medicaid programs, pharmaceutical companies and patients.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

	Three Months Ended September 30,
	2004	2003	Variance	Variance%
(Amounts in thousands)
Revenues	$75,995	$63,069	$12,926	20.5%
Health Enhancement	52,579	39,314	13,265	33.7%
Women's and Children’s Health	23,423	23,765	(342)	(1.4)%
Cost of revenues	43,152	36,604	6,548	17.9%
% of revenues	56.8%	58.0%	--	--
Health Enhancement	32,334	26,115	6,219	23.8%
% of revenues	61.5%	66.4%	--	--
Women's and Children’s Health	10,825	10, 499	326	3.1%
% of revenues	46.2%	44.2%	--	--
Selling and administrative expenses	23,951	19,508	4,443	22.8%
% of revenues	31.5%	30.9%	--	--
Provision for doubtful accounts	910	1,133	(223)	(19.7)%
% of revenues	1.2%	1.8%	--	--
Interest expense, net	1,261	3,347	(2,086)	(62.3)%
Other income, net	111	321	(210)	(65.4)%
Earnings from continuing operations before income taxes	6,782	2,723	4,059	--
Income tax expense	2,572	1,054	1,518	--
Earnings from continuing operations	4,210	1,669	2,541	--

Revenues from continuing operations increased $12.9 million, or 20.5%, for the three-month period ended September 30, 2004 compared to the same period in 2003. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $13.3 million, or 33.7%. The majority of the growth in this segment is in the domestic disease management component where revenues increased $7.5 million, or 106.8%, for the three months ended September 30, 2004 compared to the same period in 2003. These revenue increases are due to an increase in covered lives resulting from the addition of new accounts and performance bonuses earned. Facet’s revenue increased $3.2 million or 16.7% and the foreign diabetes supply business increased its revenues $2.5 million, or 19.0%. Approximately 41% of the increase was due to favorable foreign currency exchange rate impact. Revenues in the Women’s and Children’s Health segment for the three-month period ended September 30, 2004, decreased $342,000, or 1.4%, compared to the same period in 2003 due to a reduction in days of service and a decrease in rates per day of service. This was partially offset by a shift in mix to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 56.8% for the three-month period ended September 30, 2004, from 58.0% for the same period in 2003. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 61.5% for the three-month period ended September 30, 2004, from 66.4% for the same period in 2003. The decrease in the Health Enhancement segment was almost exclusively in the domestic disease management component due to improved service solutions, pricing on new accounts, as well as revenue related to the performance bonuses. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment increased due to higher clinical costs and a shift in mix to lower margin therapies.

Selling and administrative expenses as a percentage of revenues increased to 31.5% from 30.9% for the three-month period ended September 30, 2004, compared to the same period of 2003. The increase is due to several factors including expenses related to compliance with the Sarbanes-Oxley Act, higher sales and marketing costs, increased salaries, particularly in the technology area to support the growth in the disease management business, and higher employee benefits costs. Benefit costs increases are related to the continued rise in health care costs as well as an increase in the number of employees electing coverage under our benefit plans.

We provide for estimated uncollectible accounts as revenues are recognized. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors. The provision for doubtful accounts as a percentage of revenues was 1.2% for the three-month period ended September 30, 2004, compared to 1.8% for the same period in 2003. The improvement was in the Women’s and Children’s Health segment, in which the provision for doubtful accounts was 3.4% for the three-month period ended September 30, 2004, compared to 4.5% for the same period in 2003. The provision was lower due to improved collection experience on accounts receivable.

Net interest expense decreased by $2.1 million or 62.3%, for the three-month period ended September 30, 2004, compared to the same period in 2003. This decrease is related to the reduction in both the average interest rate and the average outstanding indebtedness as a result of the issuance of the convertible debt and the retirement of substantially all of the 11% Senior Notes on June 30, 2004, as discussed below in "Liquidity and Capital Resources." The average outstanding indebtedness for the three months ended September 30, 2004, was 28% lower than the same period in 2003. The weighted average interest rates (including amortization of debt discount and expense and net gains from terminated interest rate swap transactions) on all outstanding indebtedness for the three-month periods ended September 30, 2004 and 2003 were 5.87% and 11.05%, respectively.

Income tax expense for the three-month period ended September 30, 2004 reflected a higher effective tax rate than the statutory tax rate due to state and foreign income taxes and various differences between tax and financial accounting. Cash outflows for income taxes for the three months ended September 30, 2004 and 2003 were $4.2 million and $219,000, respectively, being comprised of foreign, federal and state income taxes.

Operations for the pharmacy, laboratory and supplies businesses are included in discontinued operations. Loss from discontinued operations, net of taxes, was $917,000 for the three months ended September 30, 2004, compared to earnings, net of taxes, of $707,000 for the same period in 2003. The loss from discontinued operations is the result of expenses associated with the collection of the retained receivables. Collection efforts are expected to continue through 2005.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	Nine Months Ended September 30,
	2004	2003	Variance	Variance %
	(Amounts in thousands)
Revenues	$215,171	$185,148	$30,023	16.2%
Health Enhancement	146,482	114,056	32,426	28.4%
Women's and Children’s Health	68,712	71,114	(2,402)	(3.4)%
Cost of revenues	124,334	108,710	15,624	14.4%
% of revenues	57.8%	58.7%	--	--
Health Enhancement	91,420	77,434	13,986	18.1%
% of revenues	62.4%	67.9%	--	--
Women's and Children’s Health	32,936	31,325	1,611	5.1%
% of revenues	47.9%	44.0%	--	--
Selling and administrative expenses	69,569	56,669	12,900	22.8%
% of revenues	32.3%	30.6%	--	--
Provision for doubtful accounts	1,688	3,679	(1,991)	(54.1)%
% of revenues	0.8%	2.0%	--	--
Interest expense, net	8,693	10,449	(1,756)	(16.8)%
Other income, net	225	786	(561)	(71.4)%
Loss on retirement of 11% Senior Notes	(22,886)	--	(22,886)	--
Earnings (loss) from continuing operations before income taxes	(11,924)	6,202	(18,126)	--
Income tax benefit (expense)	4,555	(2,462)	7,017	--
Earnings (loss) from continuing operations	(7,369)	3,740	(11,109)	--

Revenues from continuing operations increased $30.0 million, or 16.2%, in the nine-month period ended September 30, 2004, compared to the same period in 2003. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $32.4 million, or 28.4%. The majority of the growth in the segment was in the domestic disease management component, with an increase of $19.5 million, or 105.8%, primarily due to an increase in covered lives resulting from the addition of new accounts, as well as performance bonuses earned. The foreign diabetes supply business increased its revenues $7.6 million, or 19.9%. Approximately 46% of the increase was due to favorable foreign currency exchange rate impact. For the nine-month period ended September 30, 2004, revenues in the Women’s and Children’s Health segment decreased $2.4 million, or 3.4%, compared to the same period in 2003, due to a reduction in days of service and a decrease in rates per day of service. This was partially offset by a shift in mix to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 57.8% for the nine-month period ended September 30, 2004, from 58.7% for the same period in 2003. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 62.4% for the nine-month period ended September 30, 2004 from 67.9% for the same period in 2003. The decrease in the Health Enhancement segment was almost exclusively in the domestic disease management component, due to improved service solutions, pricing on new accounts, and revenue related to performance bonuses earned. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment increased, due to lower rates of revenue per day, higher drug and clinical costs and a shift in mix to lower margin therapies.

Selling and administrative expenses as a percentage of revenues increased to 32.3% from 30.6% for the nine-month period ended September 30, 2004 compared to the same period of 2003. The increase is due to several factors. The Health Enhancement segment’s selling and administrative expenses are higher as a result of additional costs related to new customer contracts. Corporate expenses were higher due to Sarbanes-Oxley Act compliance, higher salaries, particularly in the technology area to support the growth in the disease management business, and higher employee benefits costs. Selling and administrative expenses in the Women’s and Children’s Health segment increased due to higher employee costs and other operating expense increases.

We provide for estimated uncollectible accounts as revenues are recognized. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors. The provision for doubtful accounts as a percentage of revenues was 0.8% for the nine-month period ended September 30, 2004 compared to 2.0% for the same period in 2003. The primary area of improvement was in the Women’s and Children’s Health segment due to improved collection experience on accounts receivable, which resulted in a reduction of the allowance for doubtful accounts.

Net interest expense decreased by $1.8 million or 16.8%, for the nine-month period ended September 30, 2004 compared to the same period in 2003. The decrease is related primarily to the reduction in interest rate due to the issuance of the 4.875% convertible debt and the June 30, 2004 retirement of substantially all of the 11% Senior Notes, and was partially offset by interest expense incurred on both the 4.875% convertible debt and the 11% Senior Notes from May 5, 2004 until June 30, 2004. The average outstanding indebtedness for the nine months ended September 30, 2004, was 6.4% higher than the same period in 2003 as a result of the timing of the issuance of the convertible debt and the retirement of the 11% Senior Notes. The weighted average interest rates (including amortization of debt discount and expense and net gains from terminated interest rate swap transactions) on all outstanding indebtedness for the nine-month periods ended September 30, 2004 and 2003 were 9.08 % and 11.39%, respectively.

Income tax benefit for the nine-month period ended September 30, 2004 reflected a higher effective tax rate than the statutory tax rate due to state and foreign income taxes and various differences between tax and financial accounting. Cash outflows for income taxes for the nine months ended September 30, 2004 and 2003 were $4.3 million and $1.1 million, respectively, being comprised of foreign, federal and state income taxes.

Operations for the pharmacy, laboratory and supplies businesses are included in discontinued operations. Earnings from discontinued operations, net of taxes, were $70,000 for the nine months ended September 30, 2004, as compared to $1.5 million for the same period in 2003. Since the sale of assets of the pharmacy and supplies business on June 30, 2004, the primary activity of discontinued operations has been for the collection of the retained receivables.

Uncertainties

In the first quarter of 2004, we learned that a qui tam action had been filed against us alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies business, whose assets, excluding receivables, were sold and operations discontinued as of June 30, 2004. Because the action is still under seal, we have not been provided detailed information regarding the allegations. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene or join in this suit. We are supplying information specified by the government and otherwise cooperating fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject us to repayment obligations, loss of reimbursement, exclusion from participation in Medicare and Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse effect on our financial position and results of operations. Sales to patients covered by Medicare were approximately $30 million in 2003, all of which is included in earnings from discontinued operations.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $28.4 million. Net cash used in continuing operations was $4.8 million for the nine months ended September 30, 2004 compared to $11.8 million provided by continuing operations for the same period of 2003. Cash used in operations in 2004 was the result of various changes in working capital, primarily, trade accounts receivable which increased due to the increase in revenues. Total accounts receivable days’ sales outstanding ("DSO") were 57 days as of September 30, 2004, consisting of a DSO of 53 days for the Health Enhancement segment and 66 days for the Women’s and Children’s Health segment.

Investing Activities
Net cash provided by investing activities totaled $74.8 million for the nine months ended September 30, 2004 compared to cash used in investing activities of $8.3 million for the same period of 2003. Investing activities for 2004 included the receipt of net proceeds of $101.1 million from the sale of assets of the pharmacy and supplies business and the payment of $20.5 million as final consideration related to the acquisition of Quality Oncology, Inc. in 2002. Capital expenditures for continuing operations for the nine-month periods ended September 30, 2004 and 2003 totaled $6.2 million and $5.8 million, respectively, related primarily to the replacement and enhancement of computer information systems. We expect to expend a total of approximately $9 million for capital items in 2004.

Financing Activities

On March 29, 2004, we commenced a tender offer for all of our 11% Senior Notes. In connection with the tender offer, we obtained a waiver from the holders of our 11% Senior Notes to the debt incurrence covenant contained in the indenture governing the 11% Senior Notes. In addition, in connection with the tender offer, we obtained the consent of the holders of the 11% Senior Notes to amendments to the indenture governing the 11% Senior Notes which eliminated substantially all of the restrictive covenants, certain related events of default and certain other terms in the indenture with respect to any 11% Senior Notes not purchased in the tender offer. On June 30, 2004, we accepted for purchase and retired $120 million, or 98.36%, of the aggregate principal amount of the outstanding 11% Senior Notes for total consideration of $137 million, leaving $2 million in principal amount outstanding. Proceeds from the issuance of $86.3 million in convertible senior subordinated debt and from the sale of the assets of the pharmacy and supplies business financed our purchase of the 11% Senior Notes. In June 2004, we recorded a charge of $22.9 million, or $14.1 million, net of taxes, related to the retirement of the 11% Senior Notes. The retirement of the Senior Notes and the elimination of the related restrictive covenants will provide us increased operational and financial flexibility.

Since March 2003, we have entered into and terminated various interest rate swap arrangements with a bank for notional amounts ranging from $25 million to $100 million to hedge our 11% Senior Notes. Under these agreements the bank was obligated to pay us an 11% fixed rate of interest and we were obligated to pay the bank a rate based on the six-month LIBOR rate plus a fixed rate of interest, ranging from 6.4% to 7.535%. During 2004, these interest rate swap arrangements reduced interest expense $685,000, but we paid the bank an accumulated $993,000 when the agreements were terminated. We do not intend to enter into any additional interest rate swap arrangements to hedge against the 11% interest due on the remaining Senior Notes.

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

We have an available revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility bear interest at the LIBOR rate plus 2.9%, and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of September 30, 2004, no amounts were outstanding, and $30.3 million was available for borrowing under this credit facility.

As part of the tender offer and retirement of the 11% Senior Notes, the indenture was amended to eliminate substantially all of the restrictive covenants and certain events of default and related provisions applicable to the remaining $2 million in 11% Senior Notes. The convertible senior subordinated notes indenture and the revolving credit facility agreement set forth a number of covenants binding on us. Covenants in such instruments limit our ability to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to our current business or sell assets. In addition, under the credit facility, we are required to maintain certain financial ratios. As of September 30, 2004, we are in compliance with the financial covenants in its credit instruments.
Proceeds received from participants under our stock purchase and stock option plans were $3.3 million and $412,000 for the nine months ended September 30, 2004 and 2003, respectively.

Other Factors Affecting Liquidity

In September 2004, we set aside $3 million as cash collateral in an agreement with one of our major suppliers. The agreement is scheduled to expire in May 2005. The funds are invested in short-term money market accounts with a financial institution and are not available for use in our operations.

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

We believe that our cash, other liquid assets, operating cash flows and revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least the next twelve months.

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

Our clinical services and our foreign supply business are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenue in the balance sheet and revenue is recognized as services are performed. Some of the contracts for these services provide that a portion of our fees is at risk subject to our performance against financial cost savings and clinical criteria. Thus, a portion of our revenues is subject to confirmation of our performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are recognized in the period information related to performance levels becomes available and fees are considered collectible. These estimates are continually reviewed and adjusted as information becomes available. These reviews and adjustments have not, in any recent period, resulted in a material reduction of revenue previously reported. For the nine months ended September 30, 2004, approximately 7% of our revenues were at risk under these arrangements.

A portion of our revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of our trade accounts receivable is susceptible to changes in third-party reimbursement policies. In addition, the collectibility of all of our accounts receivable varies based on payor mix, general economic conditions and other factors. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon our evaluation of current industry conditions, historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts. The evaluation is performed at each reporting period for each operating unit with an overall assessment at the consolidated level. Although the evaluation of the monthly estimates of revenues estimated to be uncollectible has resulted in adjustments for individual operating units, the evaluation and adjustments have not resulted in material adjustments on a consolidated basis in any recent period.. However, special charges have resulted from certain specific circumstances affecting collectibility. On June 30, 2004, we sold substantially all of the assets of the pharmacy and supplies business except for the trade and other accounts receivable. As the result of the sale, we evaluated the additional risks for uncollectible amounts and included a charge of $7.3 million in calculating the gain on sale of discontinued operations. While estimates and judgments are involved and factors impacting collectibility may change, management believes adequate provision has been made for any adjustments that may result from final determination of amounts to be collected.

Goodwill. As of September 30, 2004, we reported goodwill at a carrying amount of $133.5 million, which represents approximately 45% of total assets as of September 30, 2004. Our goodwill is no longer amortized to expense.
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

The income tax benefit from continuing operations of $4.6 million for the nine-month period ended September 30, 2004 reflected a higher benefit than the statutory rate due to state and foreign income taxes and various differences between tax and financial reporting. As of December 31, 2003, our remaining net operating losses of $72.6 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income. Based on projections of taxable income in 2004, including the gain on the sale of assets of the pharmacy and supplies business and the loss on retirement of the 11% Senior Notes, management estimates that the remaining net operating losses available to offset future taxable income will be approximately $20 million after 2004. Management believes it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2003, which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

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

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, where contingently convertible instruments should be included in diluted earnings per share, if dilutive, regardless of whether the market price trigger has been met. This will require us to include in diluted earnings per share the effect of our issuance of 4.875% convertible senior subordinated notes beginning with periods ending after December 15, 2004. EITF No. 04-8 is estimated to have a $0.02 dilutive effect on earnings per share in the fourth quarter of 2004.

Forward-Looking Information

This Form 10-Q contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, our officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words "believe," "anticipate," "estimate," "expect," "intend," "plan," "seek," and similar expressions, when used in this Form 10-Q and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers; (iii) termination of our exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of our rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services that we offer; (vii) changes in or new interpretations of laws or regulations applicable to us, our customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into our operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient therapy mix; (xii) the effectiveness of our advertising, marketing and promotional programs; (xiii) market acceptance of our disease management products and our ability to sign and implement new disease management contracts; (xiv) inability to successfully manage our growth; (xv) acquisitions that strain our financial and operational resources; (xvi) our inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for non-performance under our disease management contracts or to reach agreement with our disease management customers with respect to the same; (xvii) the inability of our disease management customers to provide timely and accurate data that is essential to the operation and measurement of our performance under our disease management contracts; (xviii) increases in interest rates; (xix) financial penalties for failure to achieve expected cost savings or clinical outcomes in our disease management business; (xx) changes in the number of covered lives enrolled in the health plans with which we have agreements for payment; (xxi) the availability of adequate financing and cash flows to fund our capital and other anticipated expenditures; (xxii) higher than anticipated costs of doing business that cannot be passed on to customers; (xxiii) pricing pressures; (xxiv) interruption in the supply or increase in the price of drugs used in the Women’s and Children’s Health business; (xxv) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxvi) inventory obsolescence; (xxvii) the outcome of legal proceedings or investigations involving us, and the adequacy of insurance coverage in the event of an adverse judgment; (xxviii) competition for staff, (xxix) any adverse effect from the sale of our direct to consumer pharmacy and supplies business on our ability to obtain and retain new disease management business, and (xxx) the risk factors discussed from time to time in our SEC reports, including but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2003. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by our disclosure obligations in filings we make with the Commission under federal securities laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates. In the nine months ended September 30, 2004, our operations outside the United States, with sales denominated in currencies other than the U.S. dollar (primarily in Germany), generated approximately 21% of total revenues. In the normal course of business, these operations are exposed to fluctuations in currency values. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on results for the nine months ended September 30, 2004 and balances as of September 30, 2004, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $1.1 million.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of conducting our initial annual assessment of our internal control over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002, and will report on that annual assessment in our Annual Report on Form 10-K for the year ending December 31, 2004. That process could identify significant deficiencies or material weaknesses not previously reported. In addition, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

On September 17, 2004, an Entry of Dismissal was filed in the United States Court of Appeals, formally dismissing the plaintiff’s appeal of the lower court’s dismissal, with prejudice, of the class action lawsuit filed by Richard M. Barr in the United States District Court for the Northern District of Georgia against the Company, Parker H. Petit, Jeffrey D. Koepsell and George W. Dunaway.

Item 6. Exhibits
Exhibit Number

10	Matria Healthcare, Inc. Form of Stock Option Agreement

11	Computation of Earnings (Loss) per Share.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Stephen M. Mengert.

32.1	Section 1350 Certification by Parker H. Petit.

32.2	Section 1350 Certification by Stephen M. Mengert.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

November 5, 2004	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Mengert
Stephen M. Mengert
Vice President—Finance and Chief
Financial Officer
(Principal Financial Officer)