Form 10-K
period 2004-12-31
MATRIA HEALTHCARE INC
filed 2005-03-15
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File No. 0-20619

MATRIA HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2091331 (IRS Employer Identification No.)

1850 Parkway Place Marietta, Georgia (Address of principal executive offices)	30067 (Zip Code)

Registrant’s telephone number, including area code (770) 767-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

     Yes ☑ No ☐

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

     Yes ☑ No ☐

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, there were 15,478,294 shares of common stock outstanding. The aggregate market value of common stock held by nonaffiliates was approximately $243,985,315 based upon the closing sale price on June 30, 2004. As of March 1, 2005, there were 15,954,473 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

MATRIA HEALTHCARE, INC.
2004 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

     General. Matria Healthcare, Inc. (“Matria” or the “Company”) provides comprehensive, integrated disease management services and related products that offer cost-saving solutions for many of the most costly medical conditions and chronic diseases, including diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, obesity, depression, chronic pain and hepatitis C. We seek to improve patient outcomes and lower healthcare costs through a broad range of disease management programs and direct clinical services. We emphasize a multidisciplinary approach to care that involves our clinicians working with physicians to oversee the adherence to treatment plans. We focus on the management of patients between visits to their physician, the improvement of the patient’s compliance with the physician’s care plan and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. To serve this critical aspect of patient care, we have invested heavily in disease management information technology, care center infrastructure and a national network of skilled multidisciplinary clinicians.

     We provide services to self-insured employers, private and government sponsored health plans, pharmaceutical companies and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs.

     Our business strategy is described under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.

     Holding Company Reorganization. On December 31, 2004, our predecessor, Matria Healthcare, Inc. (the “Predecessor Registrant”) adopted a holding company form of organizational structure. In order to implement the reorganization, the Predecessor Registrant incorporated a new holding company as a wholly owned subsidiary of the Predecessor Registrant and merged with an indirect, wholly owned subsidiary of the new holding company. Pursuant to Section 251(g) of the Delaware General Corporation Law, the merger was effected without a vote of the Predecessor Registrant’s stockholders. In connection with the merger, all of the issued common stock of the Predecessor Registrant was converted into a like number of shares of our common stock. Our capital structure is the same as that of the Predecessor Registrant prior to the merger.

     We were incorporated under the laws of the state of Delaware on December 28, 2004 in connection with the Predecessor Registrant’s adoption of the holding company structure. The Predecessor Registrant was incorporated under the laws of the state of Delaware on March 8, 1996 in connection with the merger of Tokos Medical Corporation and Healthdyne Maternity Management. Our headquarters are located at 1850 Parkway Place, Marietta, GA 30067, and our telephone number is (770) 767-4500. Our website address is www.matria.com.

     Business Segments and Geographic Areas. In 2004, our operations consisted of two reportable business segments: Health Enhancement and Women’s and Children’s Health. Information regarding revenues, operating earnings, and identifiable assets (including intangibles) for each of the business segments in which we operated in fiscal years 2002 through 2004, as well as information regarding our revenues attributable to the geographic areas in which we operated during those years, is in Note 11 of Notes to Consolidated Financial Statements on pages F-25 through F-26 of this Report.

     Health Enhancement. At December 31, 2004, our Health Enhancement segment was comprised of our disease management business, our foreign diabetes business and Facet Technologies, LLC (“Facet”), our diabetes product design, development, assembly and distribution operation.

     The disease management component of our Health Enhancement segment currently offers disease management services to employers and health plans for diabetes, cardiovascular disease, respiratory disorders, cancer, obesity, depression, and chronic pain. We began our disease management business in 1998, focusing solely on respiratory disease management. In 1999, we added diabetes disease management through an acquisition in which we acquired our former pharmacy and supplies business, as well as Facet. In 2002, we developed programs for cardiac, depression and chronic pain disease management and expanded into cancer disease management with the acquisition of Quality Oncology, Inc. In 2003, we launched an initiative to offer disease management services through pharmaceutical corporations in support of complex drug therapies and began to offer disease management services for hepatitis C. In 2004, we added obesity to our disease management programs.

     Our disease management programs seek to reduce medical costs and improve patient care for the chronically ill as well as those who are at the highest risk for significant and costly episodes of illness. We use our proprietary technology platform, which we refer to as TRAXTM, to identify patients with the potential for high-cost events and to proactively manage the care of the patients identified. We help these individuals take more responsibility for their disease and avoid expensive medical events. Cost savings generally are realized through a reduction in emergency room visits and admissions to the hospital and shorter hospital stays. Our programs, which were developed in accordance with national clinical standards, are designed to increase patient compliance with the physician’s plan of care. Our disease management process includes the following steps:

•	Medical claims, laboratory and prescription data from multiple providers are analyzed to identify and preliminarily stratify individuals at risk for chronic diseases and high cost conditions.

•	Health specialists contact participants by phone to conduct a multi-condition risk assessment. The responses build a detailed medical profile in our TRAXTM information system.

•	Predictive modeling determines the probability that a given individual has a chronic condition or is at risk of a significant health event that will result in substantial healthcare costs in the near and longer-term future.

•	TRAXTM develops a risk-specific plan of care based on national clinical standards that includes ongoing support, regular interventions and patient education.

•	Our clinicians make proactive contact depending on the patient’s stratification level and take calls from patients to counsel and educate them, as necessary. Care plans are provided to the patient and their physician as clinical counseling begins.

•	Compliance management is enhanced through the monitoring of the patient’s utilization of medication and supplies and the frequency of periodic laboratory testing.

•	Clinical and financial outcomes are reported to the customer on a routine basis.

     Our disease management programs are built on a sophisticated and advanced technology platform and infrastructure, TRAXTM. Often, the most expensive patients in terms of past claims history are not necessarily those who will cost the most in the future. TRAX’s predictive modeling capabilities allow us to identify the potential of high-cost events and help us proactively manage the care of these identified participants.

     Effective October 1, 2003, we purchased certain assets of Options Unlimited Comprehensive Rehabilitative Services, Inc., now Matria Case Management, a company specializing in case management for health plans, third-party administrators and employers. We have integrated this company’s case management services with our existing disease management services and are offering these services to employers and health plans.

     The disease management programs serve patients in the United States through our facilities in Atlanta, Georgia, McLean, Virginia, Sunrise, Florida, El Sequndo, California, Houston, Texas, and Huntington, New York.

     Our foreign diabetes division provides diabetes products and supplies and certain value-added services directly to patients in Germany through its main facilities in Neumünster and Dresden, Germany and depots maintained in physician offices and clinics. Most revenues are received directly from the German national healthcare system.

     Our Health Enhancement segment also includes Facet, a leading designer, developer, assembler and distributor of products for the diabetes market, which we acquired in 1999. Facet has 30% to 50% of the world market share in each of the three major product lines used by patients with diabetes to obtain blood samples for testing blood glucose levels: standard lancets, lancing devices and safety lancets. Facet operates from facilities in Marietta, Georgia, McDonough, Georgia, and Northhampton, England. Its products are shipped primarily to North and South America, Europe and Asia.

     On June 30, 2004, the Company completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our domestic direct to consumer pharmacy and supplies business to DEGC Enterprises (U.S.), Inc. The Company operated the divested business through our wholly-owned subsidiaries, Diabetes Management Solutions, Inc. and Diabetes Self Care, Inc. As part of the transaction, the Company and DEGC Enterprises entered into a strategic relationship whereby DEGC Enterprises will provide diabetes and respiratory supplies to our disease management customers. As part of the sale, DEGC had the option to buy Matria Labs, Inc., a direct-to-consumer laboratory business, for $1. The purchase option expired, unexercised, in November 2004. The Company had previously made the decision to exit the lab business in the event DEGC did not exercise the purchase option. As a result of the sale of the domestic pharmacy and supplies business and the discontinuance of the lab business, the accompanying consolidated financial statements reflect the operations of these divisions as discontinued operations for all periods presented.

     Approximately 41%, 41% and 44% of the Health Enhancement segment’s revenues were derived from customers outside of the United States in 2004, 2003 and 2002, respectively. Approximately 33%, 35% and 37% of the segment’s revenues in 2004, 2003 and 2002, respectively, were from customers in Germany.

     Women’s and Children’s Health. Our Women’s and Children’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. The segment manages patients with gestational diabetes, hypertension, hyperemesis, and anticoagulation disorders, as well as patients experiencing or at risk for preterm labor. In addition, this segment recently launched a strategic initiative to provide services for children through neonatal intensive care case management. In connection with this initiative, in 2004, we changed the name of our Women’s Health segment to Women’s and Children’s Health. Our Women’s and Children’s Health segment is headquartered in Marietta, Georgia and has 39 sites of service throughout the United States, seven of which are monitoring centers. All 39 sites are fully accredited as home care organizations by the Joint Commission on Accreditation of Health Care Organizations. In addition, the segment has two after-hours centers. Most revenues are received directly from the patient’s health plan.

     Customers, Suppliers and Third-Party Payors. In 2004, revenues from continuing operations were derived from the following types of customers and third-party payors: 48% from direct payors (including corporations and health plans), 25% from third-party private payors, 22% from foreign healthcare systems and 5% from domestic government payors.

     We market our disease management services to self-insured employers, health plans (both commercial and governmental) and pharmaceutical companies. We market our clinical services to self-insured employers, health plans (both commercial and governmental) and physicians. Both business units market their services primarily through our employee sales force. Our foreign diabetes division also markets it products through an employee sales force, primarily to physicians who, in turn, make the products available for sale to patients.

     Our clinical services and foreign diabetes businesses are reimbursed on a fee-for-service or per item basis. Our disease management services, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case. In some cases, a portion of our disease management fees are “at risk” based on our performance. Similarly, in some cases, we are entitled to bonuses for exceeding our performance goals.

     Facet markets its products to large medical device manufacturers and distributors through its employee sales force. Its customers include original equipment manufacturers and distributors of blood glucose and other point-of-care test kits. Five major original equipment manufacturer customers represented approximately 92% of Facet’s total sales in 2004.

     Risk Factors. Our business is subject to certain risks, including the risks described under the headings “Seasonality,” “Trademarks, Licenses and Patents,” “Competition” and “Regulation and Healthcare Industry Changes” in this Item 1, Item 3 “Litigation” and those described below. Readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving our common stock. This Item 1 does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations in the industries in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

The disease management business is an evolving component of the overall healthcare industry.

     Disease management services are a relatively new component of the overall healthcare industry. Accordingly, some of our potential customers have not had significant experience in purchasing, evaluating or monitoring such services, which can result in a lengthy sales cycle. The success of our business plan relative to our disease management operations depends on a number of factors. These factors include:

•	Our ability to differentiate our products and service offerings from those of our competitors;

•	The extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional managed care offerings;

•	Our ability to implement new and additional services beneficial to health plans and employers;

•	Our ability to effect cost savings for health plans and employers through the use of our programs; and

•	Our ability to improve patient compliance with the complex drug therapies offered by our pharmaceutical customers.

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

     Third-party private and governmental payors exercise significant control over patient access and use their enhanced bargaining power to secure discounted rates and other concessions from providers. Changes in reimbursement rates, policies or payment practices by third-party and governmental payors (whether initiated by the payor or legislatively mandated) could have an adverse impact on our business.

Government regulations may adversely affect our business.

     We are subject to extensive and frequently changing federal, state, local and foreign regulation. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and third-party payors. There can be no assurance that we are or have been in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects .

Many of our disease management fees are contingent upon performance.

     Many of our existing disease management agreements contain savings or other guarantees, which typically provide that we will repay all or some of our fees if the payor’s cost savings as a result of our disease management programs do not meet expectations or if other quality performance measures are not met. Some contracts also provide that we will receive bonus compensation by meeting certain performance criteria. There is no guarantee that we will accurately forecast cost savings and clinical outcome improvements under our disease management agreements or meet the performance criteria necessary to receive the designated bonus compensation or to avoid repayment of fees under the agreements.

Facet is substantially dependent on a few customers.

     Facet’s revenues are substantially dependent on sales to five customers. In 2004, these five customers represented approximately 92% of Facet’s revenues, which in turn represented approximately 26% of our total revenues. We have multiple contracts covering various products with these customers that have expirations ranging from October 2005 to March 2009. Certain contracts may be terminated prior to expiration without cause and there is no guarantee that these contracts will be renewed on favorable terms, if at all, or that these customers will continue to purchase products and services at prior levels. If we do not generate as much revenue from our major customers as we expect, or if we lose certain of them as customers, our total revenue could be significantly reduced.

     Facet and our Women’s and Children’s Health segment are both highly dependent on supplies from limited sources.

     Facet’s business is highly dependent on its exclusive supply relationship with Nipro Corporation, from which it purchases virtually all of the components for its products on terms we view as favorable. Under the agreement, some terms, such as pricing, are negotiated annually while others, such as the exclusivity arrangement, are renewable after longer periods. The exclusivity provisions of our agreement with Nipro will expire in December 2005. Although Nipro has been a supplier to Facet’s business for more than 15 years, there can be no assurance that we will be able to negotiate a renewal of the exclusivity arrangement on favorable terms, if at all. In addition, there are an extremely limited number of suppliers of terbutaline sulfate, a prescription drug used in large supply by our Women’s and Children’s Health segment, and price increases in this drug during the second and third quarter of 2002 adversely affected the segment’s cost of revenues. In September 2002, we entered into a three-year arrangement for the supply of this drug which has reduced its cost to us. We purchase substantially all of our requirements for this drug under this arrangement. We currently are negotiating an extension of this agreement through 2005 on favorable pricing terms. Termination of any of these supply arrangements or failure to continue any of them on favorable terms could have a material adverse effect on the business of Facet or the Women’s and Children’s Health segment, as applicable, as would any interruption in the supply or significant increase in the price of these products, whatever the cause.

Our operating results have fluctuated in the past and could fluctuate in the future.

     Our operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:
•	impact of substantial divestitures and acquisitions;
•	loss or addition of customers and referral sources;
•	investments required to support growth and expansion;
•	changes in the mix of our products and customers;
•	changes in healthcare reimbursement policies and amounts;

•	length of sales cycle and implementation process for new disease management customers;
•	increases in costs of revenues and operating expenses;
•	increases in selling, general and administrative expenses;
•	increased or more effective competition; and
•	regulatory changes.

     In addition, revenues from our Women’s and Children’s Health segment are historically less during the first and fourth calendar quarters than during the second and third calendar quarters. The seasonal variability of demand for these services significantly affects, and we believe will continue to affect, our quarterly operating results.

Our profit margin may be adversely affected by the product mix and pricing pressure in the Women’s and Children’s Health segment.

     Although our Women’s and Children’s Health segment is a leading provider in its market, its revenues have been reduced and its cost of revenues as a percentage of revenues has increased over the past several years. These trends, which have reduced our profit margins, are largely a function of price pressure and physician prescription patterns towards the use of higher cost, lower margin therapies. If these trends continue, the profit margins for this business will continue to decline.

Facet operates in an industry that is becoming increasingly dominated by price competition.

     In all of our product and service lines, we face strong competition from companies, both large and small, located in the United States and abroad, on factors including quality of care and service, reputation within the medical community, scope of products and services, geographical scope and price. Facet operates in an industry where price competition is becoming increasingly dominant over other factors, which has created downward pressure on pricing on this portion of our business. If this trend toward price dominated competition continues, the resulting downward pricing pressure may have a material adverse effect on Facet’s business.

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

The outcome of the pending qui tam claim filed against us could result in the imposition of material liabilities or penalties and could result in our exclusion from participation in federal healthcare programs.

     The Federal False Claims Act allows actions to be brought on the government’s behalf by individuals under the Federal False Claims Act’s qui tam provision. A qui tam claim has been filed against the Company and our former subsidiary, Diabetes Self-Care, Inc., alleging improper claims for Medicare payments in the pharmacy, laboratory and supplies division of our Health Enhancement segment. Although, we recently sold that business, the purchaser did not assume liability for the qui tam claim. As is required by law, the federal government is conducting an investigation into the complaint to determine if it will intervene or join in this suit. We are cooperating fully with the investigation. The matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject us to repayment obligations, loss of reimbursement, exclusion from participation in Medicare and Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse effect on our business, financial position and results of operations. Defending a qui tam claim, even when there is little or no merit to the allegation, can be expensive and time consuming.

If we do not manage our growth successfully, our growth and profitability may slow, decline or stop.

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

     All of Facet’s revenues are from the sale of consumable testing supplies used to draw and test small quantities of blood for the purpose of measuring and monitoring blood glucose levels. Numerous research and development efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect Facet’s business.

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

We have recorded a significant amount of intangible assets, the value of which could become impaired.

     Our acquisitions have resulted in the recognition of intangible assets, primarily goodwill. Goodwill, which represents the excess of cost over the fair value of net assets of businesses acquired, and other intangible assets was approximately $135.3 million, net of amortization, at December 31, 2004, representing approximately 44% of our total assets. On an ongoing basis, we will make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. Any future determinations requiring an asset impairment of a significant portion of intangible assets could materially affect our results of operations for the period in which the adjustment occurs.

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

Impairment of our intellectual property rights could negatively affect our business or allow competitors to minimize any advantage that our proprietary technology may give us.

     We own a number of trademarks and service marks which, in the aggregate, are important to the marketing and promotion of our products and services. Patents owned by Facet or its suppliers are material to the continued marketing of those products. Also, we consider our disease management programs to be proprietary and material to the portion of our business to which they relate. In addition, our future success depends in part upon our proprietary technology and product development, and our ability to obtain patent and other intellectual property rights with respect to such technology and development.

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

     Patent positions are uncertain and involve complex legal, scientific and factual questions. Our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our products in development, there may be third parties who have patents or pending patents that they may claim effectively prevent us from commercializing these products in certain territories. If our patent or other intellectual property rights or positions are infringed, challenged, invalidated, prevented or otherwise impaired, or we fail to prevail in any future intellectual property litigation, our business could be adversely affected.

     Effective trademark and other intellectual property protection may not be available in every country in which our products are made available. This could have a material adverse effect on our business, results of operations and financial condition. To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us with respect to past, current and future products. We expect that participants in our markets increasingly will be subject to infringement claims as the number of competitors in our industry segment grows. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

Our actual financial results might vary from our publicly disclosed forecasts.

     Our actual financial results might vary from those anticipated by us, and these variations could be material. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to have been correct. Although we believe that the assumptions underlying the projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these “Risk Factors” and elsewhere in this prospectus and the documents incorporated by reference.

     Forward-Looking Statements. This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”,

“intend”, “plan”, “seek” and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers; (iii) termination of Facet’s exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient therapy mix; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s disease management products and the Company’s ability to sign and implement new disease management contracts; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for non-performance under the Company’s disease management contracts or to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates (xix) financial penalties for failure to achieve expected cost savings or clinical outcomes in the Company’s disease management business; (xx) changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment; (xxi) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures; (xxii) higher than anticipated costs of doing business that cannot be passed on to customers; (xxiii) pricing pressures; (xxiv) interruption in the supply or increase in the price of drugs used in the Company’s Women’s and Children’s Health business; (xxv) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxvi) inventory obsolescence; (xxvii) the outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment; (xxviii) competition for staff, and (xxix) the risk factors discussed from time to time in the Company’s Securities and Exchange Commission (“SEC“or the “Commission”) reports, including but not limited to, this Annual Report on Form 10-K for the year ended December 31, 2004. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report, whether as a result of new information, future events or otherwise, except as may be required by the Company’s disclosure obligations in filings it makes with the SEC under federal securities laws.

     Seasonality. Revenues of our Women’s and Children’s Health segment tend to be seasonal. Revenues typically begin to decrease with the onset of the holiday season starting with Thanksgiving, causing the fourth quarter and first quarter revenues of each year to be less than those of the second and third quarters. Our other businesses currently do not reflect any significant degree of seasonality.

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

     Effective trademark and other intellectual property protection may not be available in every country in which our products are made available. This could have a material adverse effect on our business, results of operations and financial condition. To date, we have not been notified that our products infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us with respect to past, current and future products. We expect that participants in our markets increasingly will be subject to infringement claims as the number of competitors in our industry segment grows. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

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

     Although we believe our Women’s and Children’s Health segment has a dominant market share, we have a large number of competitors. Competitors of our Women’s and Children’s Health segment include national, regional and local home health agencies, hospitals and other companies devoted primarily to providing services for the management of maternity patients. Our disease management businesses compete with pharmaceutical companies, case management companies and other companies engaged principally in the business of providing disease management services for one or more diseases or conditions. These businesses compete on a number of factors, including quality of care and service, reputation within the medical community, scope of products and services, geographical scope and price.

     Competition in the diabetes product design, development and assembly component of our Health Enhancement segment also is based on quality, service and price. In addition, competition in research involving the development of new products and the improvement of existing products is particularly significant. Our foreign diabetes business competes with a large number of companies specifically involved in the distribution of diabetes supplies, as well as local pharmacies.

     We believe that our ability to offer customers an integrated health enhancement solution of services across chronic medical conditions is an increasingly important competitive requirement. We believe that our clinical expertise, advanced technology and coordinated approach to patient services will enable our Women’s and Children’s Health segment and the disease management component of our Health Enhancement segment to compete effectively. Similarly, we believe that the quality of Facet’s products, as well as its strong distribution system, value-added approach to customer service, and design and development expertise will continue to enable this business to maintain its significant market share, notwithstanding the highly competitive environment in which it operates. We also believe that the convenience of purchasing diabetes supplies through our foreign diabetes company will continue to be a competitive advantage for that business. There can be no assurance, however, that we will not encounter increased or more effective competition in the future, which could limit our ability to maintain or increase our business or render some products and services we offer obsolete or non-competitive and which could adversely affect our operating results.

     Research and Development. Facet maintains a dedicated research and development staff at its headquarters in Marietta, Georgia. This business’s research and development activities are key factors in its ability to stay abreast of its competition.

     Program development and refinements in our Women’s and Children’s Health segment and the disease management component of our Health Enhancement segment result from the cooperative efforts of the businesses’ information technology, clinical, operating and marketing staff.

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

     Many states require providers of home health services, such as our Women’s and Children’s Health segment, to be licensed as home health agencies and to have medical waste disposal permits. Also, many states require QO, our cancer disease management subsidiary, to be licensed as a utilization review provider. Moreover, certain of our employees are subject to state laws and regulations regarding the ethics and professional practice of pharmacy and nursing. We may also be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs. Some states have established Certificate of Need (“CON”) programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect our business.

     Many of the products utilized by us for the provision of our services are classified as medical devices under the Federal Food, Drug and Cosmetic Act, or the FDC Act, and are subject to regulation by the FDA. In addition some of our services involve the use of drugs that are regulated by the FDA under the FDC Act.

Although medical devices and drugs used by us are labeled for specific indications and cannot be promoted for any other indications, the FDA allows physicians to prescribe drugs and medical devices for “off-label” indications under the “practice of medicine” doctrine. Negative publicity concerning the off-label use of drugs and devices may adversely affect our Women’s and Children’s Health segment’s business. Our Facet business serves as an original equipment manufacturer for FDA regulated products which must comply with good manufacturing practice regulations. Our failure to comply with FDA requirements could result in FDA enforcement actions, which could include, but are not limited to, recalls, warning letters, fines, injunctions, and criminal prosecution. Any such enforcement actions could have a material adverse effect on our business, financial condition and results of operations.

     The Health Insurance Portability and Accountability Act of 1996, or HIPPA, governs electronic healthcare transactions and the privacy and security of medical records and other individually identifiable patient data. Healthcare providers and other affected entities had until April 2003 to comply with these privacy regulations. Further regulations establishing healthcare information security requirements have been issued with compliance required by April 2005. Any failure to comply with HIPPA could result in criminal penalties and civil sanctions.

     Although a very small component of our business relies on reimbursement by government payors, such as state Medicaid, that business is subject to particularly pervasive regulation by those agencies. In addition, our former pharmacy, lab and supplies businesses received reimbursement from both Medicare and state Medicaid, and we will continue to be exposed to claims related to those businesses until all applicable statutes of limitation have run. These regulations impose stringent requirements for provider participation in those programs and for reimbursement of products and services. We are subject to periodic audits or investigation by the Centers for Medicare and Medicaid Services, or CMS and/or its intermediaries, of our compliance with those requirements, and any deficiencies found may be extrapolated to cover a larger number of reimbursement claims. Additionally, many applicable laws and regulations are aimed at curtailing fraudulent and abusive practices in relation to those programs. These rules include the illegal remuneration provisions of the Social Security Act (sometimes referred to as the “Anti-Kickback” statute), which impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient covered by a federal healthcare program to a particular provider of healthcare products or services. Related federal laws make it unlawful, in certain circumstances, for a physician to refer patients covered by federal healthcare programs to a healthcare entity with which the physician and/or the physician’s family have a financial relationship. Additionally, a large number of states have laws similar to the federal laws aimed at curtailing fraud and abuse and physician “self-referrals.” These rules have been interpreted broadly such that any financial arrangement between a provider and potential referral source may be suspect. While we believe our former and existing arrangements are proper, the government could take a contrary position or could investigate our practices.

     In addition to the laws described above, the Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. HIPAA created two new federal crimes: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Federal False Claims Act allows actions to be brought on the government’s behalf by individuals under the Federal False Claims Act’s “qui tam” provision. A qui tam claim has been filed against the Company and our former subsidiary, Diabetes Self-Care, Inc., alleging improper claims for Medicare payments in the former pharmacy, laboratory and supplies division of our Health Enhancement segment. Although we recently sold that business, the purchaser did not assume liability for the qui tam claim. As is required by law, the federal government is conducting an investigation into the complaint to determine if it will intervene or join in this suit. We cooperating fully with the investigation. The matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject us to repayment obligations or loss of reimbursement, exclusion from participation in Medicare or Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse effect on our financial position and results of operations. Defending a qui tam claim, even where there is little or no merit to the allegations, can be expensive and time consuming.

     Violation of these and other applicable rules can result in substantial fines and penalties, required repayment of monies previously recognized as income, as well as exclusion from future participation in government-sponsored healthcare programs.

     There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable laws and regulations will not be challenged. The defense of any such challenge could result in adverse publicity, substantial cost to us and diversion of management’s time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is sustained.

     The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”), which was signed into law on December 8, 2003, provided funding for disease management demonstration programs to be implemented in targeted geographic areas across the country, and indicates that if the programs are successful, the programs will be expanded nationwide. The expansion of these programs could represent a significant opportunity for our disease management business.

     Employees. As of December 31, 2004, we employed a total of 1,162 full-time employees and 50 regular part-time employees. In addition, we employ an additional 826 part-time clinical employees to provide, among other things, patient training and backup support on an “as needed” basis. None of our employees are represented by a union. We consider our relationship with our employees to be good.

Available Information.

     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, will be made available free of charge on or through the Company’s website at www.matria.com as soon as reasonably practicable after the reports are filed with, or furnished to, the Commission. Matria’s Corporate Governance Guidelines and Code of Conduct were filed as an exhibit to its Annual Report on Form 10-K for the year ended December 31, 2003 and are available on its website. Waivers of the Guidelines or Code will be disclosed in an SEC filing on Form 8-K.

Item 2. Properties

     Our principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 91,000 square feet. The facility is leased through February 28, 2010. Certain of our information technology departments occupy offices of approximately 12,400 square feet in Alpharetta, Georgia, with a lease term expiring December 2006.

     Our Health Enhancement disease management business has six locations, with its main care centers in Marietta, Georgia and Sunrise, Florida. These locations total approximately 104,000 square feet and have lease terms expiring on various dates through June 2009.

     Additional properties also are leased for our other operations. The Women’s and Children’s Health segment’s patient service centers are typically located in suburban office parks and range between 250 and 5,500 square feet of space, with an average of approximately 1,500 square feet. Total square footage for these facilities is approximately 54,000 square feet. These facilities are leased for various terms through 2008. Additionally, the Women’s and Children’s Health segment leases approximately 10,000 square feet for its customer support center.

     Facet’s assembly and packaging facility consists of approximately 70,000 square feet of office and warehouse space in McDonough, Georgia. The lease term on this facility will expire in 2008. Facet also occupies approximately 12,500 square feet of space in the Matria headquarters building. This lease expires on February 28, 2010. In addition, Facet leases a 200 square foot office in Northampton, England under a lease that expires in July 2005, with automatic annual renewals.

     Our foreign disease management operations lease office facilities in Neumünster and Dresden, Germany, consisting of approximately 3,000 and 8,550 square feet, respectively. The Neumünster facility, which also includes warehouse space, is leased through December 2005, with automatic one year renewals. The Dresden facility, which also houses a retail shop, is leased for a term expiring in 2005, with automatic one year renewals. The business also leases an approximately 900 square foot office, warehouse and training facility in Kobande, Germany under a lease expiring in July 2006. In addition, this business operates numerous retail, training and footcare facilities throughout Germany in leased space ranging from 100 to 1,700 square feet,with remaining lease terms of two years or less. The business also leases warehouse space throughout Germany ranging from 125 to 6,300 square feet under leases with terms expiring in two years or less.

     These facilities are generally in good condition, and we believe that they are adequate for and suitable to our requirements.

Item 3. Legal Proceedings

     A qui tam action has been filed in the United States District Court for the Western District of Virginia by Sandra J. Clark, a former employee of the Company’s former domestic pharmacy and supplies division, against the Company and our subsidiary, Diabetes Self-Care, Inc. The complaint alleges improper claims by Diabetes Self-Care, Inc. for Medicare payments and seeks treble damages and civil penalties in unspecified amounts. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene or join in this suit. We are cooperating fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Special Item. Executive Officers of the Company

The following sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position with the Company
Parker H. Petit	65	Chairman of the Board and Chief Executive Officer
Thomas S. Hall	44	President and Chief Operating Officer
Stephen M. Mengert	55	Vice President — Finance and Chief Financial Officer
Yvonne V. Scoggins	55	Vice President — Corporate Finance
Roberta L. McCaw	49	Vice President — Legal, General Counsel and Secretary
Thornton A. Kuntz, Jr	51	Vice President — Administration

     The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     Mr. Petit has served as Chairman of the Board of the Company since the formation of the Company through the merger of Healthdyne Maternity Management, a division of Healthdyne, Inc. (“Healthdyne”) and Tokos Medical Corporation on March 8, 1996 and as Chief Executive Officer since October 5, 2000, and as President and Chief Executive Officer from October 5, 2000, to February 22, 2003. In addition, he served as a member of the three-person Office of President during a brief period in 1997. Mr. Petit was the founder of Healthdyne and served as its Chairman of the Board of Directors and Chief Executive Officer from 1970 until 1996. Mr. Petit is also a director of Intelligent Systems Corp. and Logility, Inc.

     Mr. Hall has been President and Chief Operating Officer since February 22, 2003, and previously served as Executive Vice President and Chief Operating Officer of the Company from October 22, 2002 to February 22, 2003. From 2000 to 2002, he was President and Chief Executive Officer of TSH & Associates, an independent consulting and management services company. From 1997 to 1999, Mr. Hall held executive positions that included President of ADP TotalSource, a division of Automated Data Processing, Inc. (ADP).

     Mr. Mengert was appointed Vice President — Finance and Chief Financial Officer of the Company on September 3, 2002. From 2000 to 2002, he was a partner with Tatum CFO Partners, L.L.P., and prior to joining the Company, served as Chief Financial Officer of Tatum client companies in the technology and healthcare sectors. From 1996 to 1999, Mr. Mengert served as Senior Vice President of Finance and Chief Financial Officer of Pediatric Services of America, a company specializing in pediatric homecare for medically fragile children.

     Ms. Scoggins was appointed Vice President — Corporate Finance of the Company on July 22, 2004, and also was Vice President — Financial Planning and Analysis from February 28, 2001, to July 22, 2004, and previously was Vice President, Treasurer and Chief Accounting Officer of the Company from December 15, 1997, to February 28, 2001, and also Vice President and Controller from March 8, 1996, to December 15, 1997. Prior thereto, she was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President — Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

     Ms. McCaw has been Vice President — Legal, General Counsel and Secretary of the Company since April 23, 1998, and previously was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998, and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut-based law firm, from January 1990 to July 1996.

     Mr. Kuntz has been Vice President — Administration since February 24, 1998, and previously was Vice President — Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President — Administration of Healthdyne from August 1992 to March 1996.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

     (a) Market Information. Matria’s common stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market (“NASDAQ”) under the symbol “MATR.”

     The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria common stock as quoted on NASDAQ from January 1, 2003 through December 31, 2004 (adjusted to reflect the three-for-two stock split effected on February 4, 2005):

Quarter	Low	High
2003
First	$4.47	$7.50
Second	6.50	11.83
Third	9.61	14.96
Fourth	10.65	14.67

2004
First	$14.25	$21.17
Second	11.93	17.35
Third	15.33	19.73
Fourth	18.09	26.43

     (b) Holders. The approximate number of stockholders of the Company as of March 1, 2005 was 1,750 record holders and 5,500 street holders.

     (c) Dividends. Matria has not paid any cash dividends with respect to its common stock and does not intend to declare any dividends in the near future. The Company is a party to a Loan and Security Agreement and an Indenture, each of which contains covenants restricting the payment of dividends on and repurchases of the Company’s common stock.

(d) Equity Compensation Plan Information.

     The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2004, adjusted to reflect the three-for-two stock split effected on February 4, 2005.

			Number of Securities
	Number of Securities to		Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants and	Options, Warrants	Securities Reflected in 1st
Plan Category	Rights	and Rights	Column)
Equity compensation plans approved by security holders	2,407,272	$12.49	209,897	(1)
Equity compensation plans not approved by security holders (2)	90,881	$16.09	—

Total	2,498,153	$12.62	209,897

(1)	Includes securities available for future issuance under shareholder-approved compensation plans as follows: 103,122 shares under the 2004 Stock Incentive Plan, 4,506 shares under the 2002 Stock Incentive Plan, 4,376 shares under the 2001 Stock Incentive Plan, 18,687 shares under the 2000 Directors’ Non-qualified Stock Option Plan, 910 shares under the 2000 Stock Incentive Plan, 420 shares under the 1997 Stock Incentive Plan and 411 shares under the 1996 Stock Incentive Plan. Also includes 77,465 shares that remain available for purchase under the 2002 Stock Purchase Plan.

(2)	This total includes options for: (1) 22,500 shares granted to Robert F. Byrnes, former President and CEO of the Company, on October 1, 1997 pursuant to the terms of a settlement agreement between Mr. Byrnes and the Company. These options were immediately exercisable by Mr. Byrnes; (2) 36,704 shares granted to certain key employees (other than executive officers) on October 20, 1997 and 22,500 shares granted to non-employee members of the Company’s Board of Directors on February 24, 1998. All of these options were granted at exercise prices which were the fair market value of a share of the Company’s stock on the date of grant and all expire ten years from the date of the grant. The October 20, 1997 grants vested 33% a year and became fully exercisable on October 20, 2000. The February 24, 1998 grants vested on February 24, 1999; (3) 31,797 shares assumed by the Company in connection with the acquisition of MarketRing, which options were granted by MarketRing under the MarketRing 1999 Stock Option and Stock Appreciation Rights Plan prior to the acquisition. The exercise price for these options, originally set by MarketRing, has been determined by reference to the exchange ratio prescribed for converting shares of MarketRing common stock into shares of the Company’s common stock pursuant to the acquisition. The assumed options generally vest in increments of 25% annually, beginning on the second anniversary of the date of grant, with such options expiring five to ten years from the date of grant or upon termination of employment.

Item 6. Selected Financial Data

     The following sets forth selected consolidated financial data with respect to the Company’s operations. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto. The statement of operations data for the five years ended December 31, 2004 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated statements of operations data:
Revenues from continuing operations (1)	$294,382	$252,323	$212,612	$208,944	$200,933
Earnings (loss) from continuing operations (2)(3)(4)(5)(6)	(3,214)	6,010	(15,040)	5,112	12,978

Earnings (loss) from continuing operations per common share:
Basic	$(0.21)	$0.40	$(1.08)	$0.30	$0.68
Diluted	(0.21)	0.39	(1.08)	0.30	0.65

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated balance sheets data:
Total assets	$304,482	$333,482	$291,407	$260,623	$268,850
Long-term debt, excluding current installments	85,751	121,005	118,215	114,575	76,996
Redeemable preferred stock	—	—	—	—	41,446

(1)	Revenues in 2002, 2003 and 2004 included Quality Oncology, Inc., acquired September 2002. See Notes to Consolidated Financial Statements included herein.

(2)	Other expense for 2004 included a $22,886 charge resulting from the retirement of $120 million in aggregate principal amount of the Company’s 11% Senior Notes. See Notes to Consolidated Financial Statements included herein.

(3)	In 2002, the Company recorded a charge of $14,247 in connection with the termination and restructuring of its split-dollar life insurance plan. See Notes to Consolidated Financial Statements included herein.

(4)	As a result of implementing Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in January 2002, the Company discontinued amortization of goodwill. Amortization of goodwill was approximately $8,224 and $8,205 in 2001 and 2000, respectively.

(5)	Restructuring charges in 2000 of $1,599 related to costs of exiting the clinical patient records software business.

(6)	Other income for 2000 included a gain on the sale of short-term investments of $6,077.

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

Executive Overview

     We provide comprehensive, integrated disease management services and related products that offer cost-saving solutions for many of the most costly medical conditions and chronic diseases, including diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, obesity, depression, chronic pain and hepatitis C. We seek to improve patient outcomes and lower healthcare costs through a broad range of disease management programs and direct clinical services. We emphasize a multidisciplinary approach to care that involves our clinicians working with physicians to oversee the adherence to treatment plans. We focus on the management of patients between visits to their physician, the improvement of the patient’s compliance with the physician’s care plan and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. To serve this critical aspect of patient care, we have invested heavily in disease management information technology, care center infrastructure and a national network of skilled multidisciplinary clinicians.

     We provide services to self-insured employers, private and government sponsored health plans, pharmaceutical companies and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs.

     We have two reportable business segments: Health Enhancement and Women’s and Children’s Health.

•	Health Enhancement. At December 31, 2004, our Health Enhancement segment was comprised of our disease management business, our foreign diabetes business and Facet Technologies, LLC (“Facet”), our diabetes product design, development, assembly and distribution operation.

The disease management component of our Health Enhancement segment currently offers disease management services to employers and health plans for diabetes, cardiovascular disease, respiratory disorders, cancer, obesity, depression, and chronic pain. We began our disease management business in 1998, focusing solely on respiratory disease management. In 1999, we added diabetes disease management through an acquisition in which we acquired our former pharmacy and supplies business, as well as Facet. In 2002, we developed programs for cardiac, depression and chronic pain disease management and expanded into cancer disease management with the acquisition of Quality Oncology, Inc. (“QO”). In 2003, we launched an initiative to offer disease management services through pharmaceutical corporations in support of complex drug therapies and began to offer disease management services for Hepatitis C. In 2004, we added obesity to our disease management programs.

Our disease management programs seek to reduce medical costs and improve patient care for the chronically ill as well as those who are at the highest risk for significant and costly episodes of illness. We use our proprietary technology platform, which we refer to as TRAXTM, to identify patients with the potential for high-cost events and to proactively manage the care of the patients identified. We help these individuals take more responsibility for their disease and avoid expensive medical events. Cost savings generally are realized through a reduction in emergency room visits and admissions to the hospital and shorter hospital stays. Our programs, which were developed in accordance with national clinical standards, are designed to increase patient compliance with the physician’s plan of care.

Effective October 1, 2003, we purchased certain assets of Options Unlimited Comprehensive Rehabilitative Services, Inc., now Matria Case Management, a company specializing in case management for health plans, third-party administrators and employers. We have integrated this company’s case management services with our existing disease management services and are offering these services to employers and health plans.

The disease management programs serve patients in the United States through our facilities in Atlanta, Georgia, McLean, Virginia, Sunrise, Florida, El Sequndo, California, Houston, Texas, and Huntington, New York.

Our foreign diabetes division provides diabetes products and supplies and certain value-added services directly to patients in Germany through its main facilities in Neumünster and Dresden, Germany and depots maintained in physician offices and clinics. Most revenues are received directly from the German national healthcare system.

Our Health Enhancement segment also includes Facet, a leading designer, developer, assembler and distributor of products for the diabetes market, which we acquired in 1999. Facet has 30% to 50% of the world market share in each of the three major product lines used by patients with diabetes to obtain blood samples for testing blood glucose levels: standard lancets, lancing devices and safety lancets. Facet operates from facilities in Marietta, Georgia, McDonough, Georgia, and Northhampton, England. Its products are shipped primarily to North and South America, Europe and Asia.

On June 30, 2004, we completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our domestic direct to consumer pharmacy and supplies business. As part of the transaction, the Company and the buyer entered into a strategic relationship whereby the buyer will provide diabetes and respiratory supplies to our disease management customers. As part of the sale, the buyer had the option to buy Matria Labs, Inc., a direct-to-consumer laboratory business, for $1. The purchase option expired, unexercised, in November 2004. The Company had previously made the decision to exit the lab business in the event buyer did not exercise the purchase option. As a result of the sale of the domestic pharmacy and supplies business and the discontinuance of the lab business, the accompanying consolidated financial statements reflect the operations of these divisions as discontinued operations for all periods presented.

•	Women’s and Children’s Health. Our Women’s and Children’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. The segment manages patients with gestational diabetes, hypertension, hyperemesis, and anticoagulation disorders, as well as patients experiencing or at risk for preterm labor. In addition, this segment recently launched a strategic initiative to provide services for children through neonatal intensive care case management. In connection with this initiative, in 2004, we changed the name of our Women’s Health segment to Women’s and Children’s Health. Our Women’s and Children’s Health segment is headquartered in Marietta, Georgia and has 39 sites of service throughout the United States, seven of which are monitoring centers. All 39 sites are fully accredited as home care organizations by the Joint Commission on Accreditation of Health Care Organizations. In addition, the segment has two after-hours centers. Most revenues are received directly from the patient’s health plan.

     Industry Factors

     Total healthcare spending in the United States is expected to exceed $1.9 trillion in 2005, with predictions that healthcare spending will increase to $3.3 trillion in 2013. According to the Centers for Disease Control, a majority of that spending is attributed to the more than 125 million Americans suffering from chronic diseases. In particular, patients with chronic conditions account for 96% of all home healthcare visits, 88% of all prescriptions, 76% of all in-patient hospital stays and 72% of all physician visits. Moreover, healthcare spending to treat chronic diseases is rapidly rising due to noncompliant patients, uninformed patients who select expensive drug therapies, lack of coordinated systems and protocols to track and follow-up with high-acuity patients and the inability of medical professionals to fully address the day-to-day challenges faced by their patient populations. All of these trends are causing healthcare industry participants to focus on solutions that lower costs through improved patient health and outcomes.

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

     The Medicare program has also been significantly affected by the rising costs of healthcare due to the general aging of the population and the increased prevalence of chronic and high cost conditions among the elderly. Studies have shown that a relatively small number of beneficiaries with certain chronic illnesses — asthma, diabetes, congestive heart failure and related cardiac conditions, hypertension, coronary artery disease, cardiovascular and cerebrovascular conditions, and chronic lung disease — account for a disproportionate share of Medicare fee-for-service expenditures. Patients with these conditions typically receive fragmented care from providers at multiple sites and require repeated hospitalization. Pursuant to recent Medicare reform legislation, disease management demonstration programs will be established in ten regions of the country to test whether providing coordinated-care services to Medicare fee-for-service beneficiaries with complex chronic conditions can yield better clinical outcomes without increasing program costs. In addition, a number of states are pursuing disease management pilots in their Medicaid programs. Last year, the Centers for Medicare and Medicaid Services, or CMS, issued a release urging states to adopt disease management programs and announcing the availability of federal matching funding.

     Business Strategy

     Our goal is to further expand our position as a leading provider of disease management services. We seek to achieve this goal by pursuing the following strategies:

     Capitalize on our Position as an Industry Leader in the Disease Management Market. We believe our extensive experience, established infrastructure and list of existing customers provide us a significant competitive advantage as we seek to capitalize on the growing market for disease management. We have more than 15 years of experience in providing disease management and related services. Our established infrastructure includes our proprietary TRAXTM technology platform, care center operations located throughout the United States, supply distribution channels and a national network of skilled multi-disciplinary clinicians.

     Leverage Our TRAXTM Technology. We will continue to make significant investments in TRAXTM in order to better identify patients for intervention and improve treatment plans for these identified patients. A major challenge of disease management programs is to link the design and monitoring of treatment plans with the actual clinical services and fulfillment of drugs and related supplies. We believe that our TRAXTM technology platform is uniquely capable of addressing this issue and coordinating both treatment objectives and treatment activities.

     Further Penetrate All Key Segments of the Growing Disease Management Market. We intend to expand our customer base within the employer, health plan, state and federal governments, and pharmaceutical markets.

•	Employers. We have identified this sector as a prime customer target as employers seek to improve employee productivity by reducing absenteeism and other forms of lost productivity.

•	Regional and National Health Plans. Although health plans have been in the medical management business for several years, they increasingly are seeking disease management as an opportunity to minimize medical cost inflation.

•	Medicaid. In August 2003, we entered into an agreement with Pfizer Inc.’s Health Solutions Group to provide disease management services to state Medicaid programs under contract with Pfizer. We believe this alliance represents a significant market opportunity.

•	Pharmaceutical Companies. We implemented a contract with Schering Plough Corp. to provide disease management services for patients infected with the hepatitis C virus. The program helps patients complete their individualized Peg-Intron therapy regimen, providing their best chance for achieving sustained viral response.

     Continue to Expand Our Service Offering. We believe that the ability to offer customers an integrated health enhancement solution of services across multiple chronic medical conditions is an increasingly important competitive requirement. We are continuously seeking to expand our product and service offerings. For example, we entered the cancer disease management field by acquiring Quality Oncology in 2002, and in 2003 we developed our depression and low back pain management programs, and expanded our case management services through the acquisition of Options Unlimited. In 2004, we added obesity management to our disease management services.

     Cross-Selling Within Our Company. We believe there is a significant opportunity to expand our disease management business by cross-selling other products and services to existing customers as they realize the cost savings and better patient outcomes that our programs provide.

     While the magnitude of growth in new accounts provides us with challenges, we have an established framework for assisting employers and health plans in managing and integrating their disease management programs. We have expansion capacity in our care centers and have continued the rapid development of our TRAXTM technology platform and capabilities for the disease management processes and related connectivity and integration. We do not foresee any abnormal pricing pressure relative to our disease management programs over the next year.

     Medical statistics indicate that one in eight births is preterm, with that number on the rise. Preterm delivery is the leading cause of neonatal mortality and birth-related morbidity and results in significantly higher cost than full-term pregnancies. Our Women’s and Children’s Health segment’s services have proven effective in extending pregnancy and reducing costs. However, the reimbursement rates have been decreasing for certain services, and patient access to services that manage high-risk pregnancies has been reduced.

     We have 29.8 million covered lives under all our contracts as of December 31, 2004 compared with 14.2 million and 7.2 million as of December 31, 2003 and 2002, respectively.

     Components of Revenues and Expenses

     Revenues — Our Health Enhancement segment provides services through its patient service centers and designs, develops, assembles, packages and distributes diabetes products. Revenues for services are recognized when services are provided, and revenues from product sales are recognized when products are shipped. Our disease management services are billed and paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues in the balance sheet, and revenues are recognized as services are performed.

     Our Women’s and Children’s Health segment revenues are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. Our clinical services business is reimbursed on a fee-for-service or per item basis.

     In 2004, revenues from continuing operations were derived from the following types of customers and third-party payors: approximately 48% from direct payors (including corporations and health plans), 25% from third-party private payors, 22% from foreign healthcare systems and 5% from domestic government payors.

     Cost of Revenues — Cost of revenues consists primarily of clinical labor and supplies related to the provision of services, and cost of materials purchased and labor in the assembly and distribution operations.

     Selling and Administrative Expenses — Selling and administrative expenses include salaries, incentives, benefits and related expenses for personnel in sales, customer service and administrative activities, facility and marketing costs and legal, accounting and other professional fees.

Results of Operations

     2004 Compared to 2003

     The following table summarizes key components and variations in our financial statements to facilitate understanding of our results of operations. An explanation of the results follows the table.

	Twelve Months Ended December 31,
	2004	2003	Variance	Variance %
	(Amounts in thousands)
Revenues	$294,382	$252,323	$42,059	16.7%
Health Enhancement	201,639	157,929	43,710	27.7%
Women’s and Children’s Health	92,768	94,423	(1,655)	(1.8)%

Cost of revenues	169,745	148,067	21,678	14.6%
% of revenues	57.7%	58.7%
Health Enhancement	125,592	105,524	20,068	19.0%
% of revenues	62.3%	66.8%
Women’s and Children’s Health	44,178	42,602	1,576	3.7%
% of revenues	47.6%	45.1%

Selling and administrative expenses	95,898	78,236	17,662	22.6%
% of revenues	32.6%	31.0%

Provision for doubtful accounts	2,550	3,413	(863)	(25.3)%
% of revenues	0.9%	1.4%

Interest expense, net	9,793	13,842	(4,049)	(29.3)%

Other income, net	939	1,466	(527)	(35.9)%

Loss on retirement of 11% Senior Notes	(22,886)	—	(22,886)	N/M

Earnings (loss) from continuing operations before income taxes	(5,551)	10,231	(15,782)	N/M

Income tax benefit (expense)	2,337	(4,221)	6,558	N/M

Earnings (loss) from continuing operations	(3,214)	6,010	(9,224)	N/M
% of revenues	(1.1)%	2.4%

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(658)	1,296	(1,954)	N/M
Gain on disposal of discontinued operations, net of income taxes	30,938	—	30,938	N/M

Net earnings	$27,066	$7,306	$19,760	270.5%

N/M — Not Meaningful

     Revenues increased $42.1 million, or 16.7%, in 2004 compared to 2003. This increase resulted from strong growth in our Health Enhancement segment, where revenues increased $43.7 million, or 27.7%. The growth was attained primarily in the disease management component of this segment, which experienced a $23.3 million, or 80.1%, increase over 2003. The increase was primarily due to new disease management contracts and an increase in performance based revenues from existing contracts. Our foreign diabetes division revenues increased $10.4 million, or 19.5%, compared to 2003. In addition, Facet’s revenues increased $9.8 million, or 12.9%, over the prior year, primarily due to higher sales volume. Revenues in our Women’s and Children’s Health segment decreased $1.7 million, or 1.8%, in 2004 compared to 2003, due primarily to a continued decline in the patient census for preterm labor management services and lower rates of revenue per day of service in 2004. Health plans have been limiting patient access to services that manage high-risk pregnancies.

     Cost of revenues as a percentage of revenues decreased to 57.7% in 2004, from 58.7% in 2003. The cost of revenues as a percentage of revenues in our Health Enhancement segment decreased due to the improved margins in our domestic disease management services and the leveraging impact of higher revenues. The decreases in our Health Enhancement segment were partially offset by an increase in the cost of revenues as a percentage of revenues in our Women’s and Children’s Health segment. The Women’s and Children’s Health increase in cost of revenues as a percentage of revenues was primarily the result of a change in the patient drug therapy mix and lower rates of revenue per day of service in 2004.

     Selling and administrative expenses increased $17.7 million to $95.9 million in 2004, compared to $78.2 million in 2003. Selling and administrative expenses as a percentage of revenues increased to 32.6% in 2004, from 31.0% in 2003. This increase was largely attributable to increased overhead expenses needed to manage the Company’s revenue growth and additional spending in the information technology area. In addition, the Company experienced higher public company expenses in 2004.

     We provide for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts was 0.9% of revenue in 2004, compared with 1.4% of revenues in 2003. Collection experience in our Women’s and Children’s Health segment is trending favorably, resulting in a decrease in the provision in 2004. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

     Interest expense, net, decreased by $4.0 million, or 29.3%, in 2004 compared to 2003. The decrease is related primarily to the reduction in interest rate due to the issuance of 4.875% convertible debt in May and June 2004 and the retirement of substantially all of the 11% Senior Notes in June 2004. Weighted average interest rates, including amortization of debt discount and expense and gains from terminated interest rate swap transactions, were 8.62% and 11.34% for 2004 and 2003, respectively.

     Other income, net, included income of $939,000 for 2004, compared to income of $1.5 million for 2003. Other income includes collections of notes and receivables that were previously written-off, royalties and other miscellaneous items and favorable currency adjustments on a euro-denominated receivable.

     On March 29, 2004, we commenced a tender offer for all of our unsecured 11% Senior Notes, which had an aggregate principal amount of $122 million. We received valid tenders from holders of $120 million in aggregate principal amount of the 11% Senior Notes. On June 30, 2004, we completed the repurchase of the 11% Senior Notes tendered in the tender offer with proceeds from the issuance of convertible senior subordinated debt and with the proceeds from the sale of assets of the pharmacy and supplies business. The retirement of the 11% Senior Notes resulted in a loss of $22.9 million.

     The income tax benefit was $2.3 million for 2004, compared to an income tax expense of $4.2 million for 2003. Reflected in 2004 and 2003 were various non-deductible permanent differences between tax and financial reporting. Cash outflows for income taxes in 2004 and 2003 totaled $7.7 million and $1.2 million, respectively, being comprised of federal alternative minimum taxes, state and foreign taxes. As of December 31, 2004, our remaining net operating losses of $36.5 million, the tax effect of which are reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income.

     On June 30, 2004, we completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our domestic direct to consumer pharmacy and supplies business. In 2004, we recorded a gain on the sale of $30.9 million, net of income taxes of $20.9 million. Goodwill of $16.3 million related to the disposition was charged against the gain. In connection with the sale, the Company increased the allowance for doubtful accounts for the retained receivables by $11.9 million to provide for the estimated effect the sale of the business and the fourth quarter decision to outsource the collection effort to a third party could have on collections. Also related to the sale, liabilities totaling $1.5 million were recorded for employee termination benefits and other costs related to the discontinued operations. Both charges are a direct result of the decision to dispose of the business and are included as part of the gain on sale. Loss from discontinued operations, net of income taxes, was $658,000 in 2004, compared to earnings of $1.3 million in 2003.

     2003 Compared to 2002

     The following table summarizes key components and variations in our financial statements to facilitate understanding of our results of operations. An explanation of the results follows the table.

	Twelve Months Ended December 31,
	2003	2002	Variance	Variance %

	(Amounts in thousands)
Revenues	$252,323	$212,612	$39,711	18.7%
Health Enhancement	157,929	114,514	43,415	37.9%
Women’s and Children’s Health	94,423	98,161	(3,738)	(3.8)%

Cost of revenues	148,067	125,189	22,878	18.3%
% of revenues	58.7%	58.9%
Health Enhancement	105,524	81,707	23,817	29.1%
% of revenues	66.8%	71.4%
Women’s and Children’s Health	42,602	43,544	(942)	(2.2)%
% of revenues	45.1%	44.4%

Selling and administrative expenses	78,236	84,538	(6,302)	(7.5)%
% of revenues	31.0%	39.8%

Provision for doubtful accounts	3,413	5,554	(2,141)	(38.5)%
% of revenues	1.4%	2.6%

Interest expense, net	13,842	13,624	218	1.6%

Other income (expense), net	1,466	(3,160)	4,626	N/M

Earnings (loss) from continuing operations before income taxes	10,231	(19,453)	29,684	N/M

Income tax benefit (expense)	(4,221)	4,413	(8,634)	N/M

Earnings (loss) from continuing operations	6,010	(15,040)	21,050	N/M
% of revenues	2.4%	(7.1)%

Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	1,296	(728)	2,024	N/M
Loss on disposal of discontinued operations, net of income taxes	—	(558)	558	N/M

Net earnings (loss)	$7,306	$(16,326)	$23,632	N/M

N/M – Not Meaningful

     In 2003, revenues increased $39.7 million, or 18.7%, compared to 2002. This increase resulted from strong growth in our Health Enhancement segment, where revenues increased $43.4 million, or 37.9%, partially offset by a decrease in our Women’s and Children’s Health segment. Of the Health Enhancement segment increase, $12.7 million was attributable to the acquisition of QO, effective October 2002. The remaining growth was attained primarily in the disease management and foreign diabetes business components of this segment, which experienced an additional $23.5 million increase over 2002. The increase was due to an increase in covered lives of new and existing accounts, along with a favorable exchange rate impact. In addition, Facet’s revenues increased $7.3 million over the prior year, primarily due to higher sales volume. Revenues in our Women’s and Children’s Health segment decreased $3.7 million, or 3.8%, in 2003 compared to 2002, due primarily to a continued decline in the patient census for preterm labor management services and lower rates of revenue per day of service in 2003. Health plans have been limiting patient access to services that manage high-risk pregnancies.

     Cost of revenues as a percentage of revenues decreased slightly to 58.7% in 2003, from 58.9% in 2002. The cost of revenues as a percentage of revenues in our Health Enhancement segment decreased due to the following factors: the effects of our acquisition of QO, whose cost of revenues as a percentage of revenues was lower than for other components of this segment; and improved margins in disease management services due to the leveraging impact of higher revenues. The decreases in our Health Enhancement segment were partially offset by an increase in the cost of revenues as a percentage of revenues in our Women’s and Children’s Health segment. Our Women’s and Children’s Health increase in cost of revenues as a percentage of revenues was primarily the result of a change in the patient drug therapy mix and lower rates of revenue per day of service in 2003.

     Selling and administrative expenses as a percentage of revenues decreased to 31.0% in 2003, from 39.8% in 2002. The decrease in this percentage was primarily due to higher revenue in 2003 and to special items in 2002. Selling and administrative expenses in 2002 included a charge of $14.2 million for the termination and restructuring of a retirement plan, as discussed below. Also in 2002, the Company recorded a non-cash charge of $2.5 million related to the retirement of a $3.5 million note receivable from a former executive. The note, which was acquired from a predecessor organization and matured on June 30, 2002, stipulated that the balance could be settled in full by surrender of collateral consisting of 187,500 shares of our common stock, generating a charge equal to the difference between the book value of the note and the closing market value on June 30, 2002 of the 187,500 shares. Selling and administrative expenses for 2002 also included $2.9 million of severance costs. Other fluctuations in 2003 and 2002 generally offset each other.

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

     We provide for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts was 1.4% of revenues in 2003, compared with 2.6% of revenues in 2002. The provision for doubtful accounts as a percentage of revenues in our Health Enhancement segment was 0.1% in 2003, compared to 0.3% in 2002. The provision for doubtful accounts as a percentage of revenues in our Women’s and Children’s Health segment was 3.4% in 2003, compared to 5.3% in 2002. Collection experience in our Women’s and Children’s Health segment trended favorably in 2003, resulting in a decrease in the provision. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

     Interest expense, net, increased by $218,000, or 1.6%, in 2003 compared to 2002, due to a higher average outstanding debt balance offset somewhat by a lower average interest rate. The weighted average interest rates (including amortization of debt discount and expense and gains from terminated interest rate swap transactions) on all outstanding indebtedness were 11.34% and 11.89% for 2003 and 2002, respectively.

     Other income (expense), net, included income of $1.5 million for 2003, compared to expense of $3.2 million for 2002. Included in 2003 was income from favorable currency adjustments on a euro-denominated receivable, joint ventures, royalties, collections of accounts receivable of a former business that had previously been written off and other miscellaneous items. Other expense in 2002 included the write-off of approximately $2.5 million related to the original TRAX™ platform, which was made obsolete due to the latest generation of this software, which was put into production on July 1, 2002. The 2002 amount also included a charge of $692,000 to write-off unamortized loan origination costs associated with the cancellation of our former bank credit agreement (see “Liquidity and Capital Resources” below where the replacement facility is discussed).

     The income tax expense of $4.2 million for 2003 reflected a higher expense than the statutory rate due to state income taxes, various non-deductible permanent differences between tax and financial reporting and a higher foreign income tax rate. The income tax benefit of $4.4 million for 2002 reflected a lower benefit than the statutory tax rate due to state income taxes and various non-deductible permanent differences between tax and financial reporting. Cash outflows for income taxes in 2003 and 2002 totaled $1.2 million and $247,000, respectively, being comprised of federal alternative minimum taxes, state and foreign taxes.

Liquidity and Capital Resources

     Operating Activities

     As of December 31, 2004, we had cash and cash equivalents of $37.4 million. Net cash provided by continuing operations decreased from $15.5 million in 2003 to $5.7 million in 2004. The decrease was primarily due to increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable was primarily attributable to the revenue growth in our Health Enhancement segment. Inventory increased primarily due to shortened lead-times in our Facet division and to meet revenue growth. In addition, accounts payable decreased due to reduced payment cycles for one of Facet’s major vendors. Net cash provided by continuing operations was $23.2 million in 2002. This was attributable to an increase in accounts payable and other accrued liabilities and a decrease in accounts receivable.

     Our accounts receivable days’ sales outstanding, or DSO, were 52 days as of December 31, 2004, compared to 50 days as of December 31, 2003. The 2004 DSO amount consists of 45 days for our Health Enhancement segment, compared to 40 days in 2003, and 67 days for our Women’s and Children’s Health segment, compared to 68 days in 2003. The increase in our Health Enhancement segment was attributable to increased days’ sales outstanding in our health plan customer receivables.

     Net cash flows provided by (used in) operating activities related to the discontinued operations of our direct to consumer pharmacy, laboratory and supplies business and our former cardiac event monitoring company, Quality Diagnostic Services, Inc. (“QDS”), were $3.6 million, $(3.4) million and $(2.7) million in 2004, 2003 and 2002, respectively.

     Investing Activities

     Net cash provided by (used in) investing activities totaled $67.8 million in 2004, $(13.3) million in 2003 and $(19.6) million in 2002.

     On June 30, 2004, we completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our direct-to-consumer diabetic and respiratory supplies business. At the closing, we received cash proceeds, net of transaction costs, of approximately $101.1 million. We used approximately $20.5 million of the proceeds we received from the sale to satisfy the earn-out payment owed to Quality Oncology, and we used approximately $53 million of the proceeds we received from the sale to complete the funding of our tender offer for our 11% Senior Notes.

     Continuing operations’ capital expenditures of $9.7 million in 2004, $8.1 million in 2003 and $9.9 million in 2002 relate primarily to the replacement and enhancement of computer information systems. Discontinued operations’ capital expenditures of $456,000 in 2004, $3.4 million in 2003 and $6.2 million in 2002 relate primarily to the pharmacy, laboratory and supplies computer information systems.

     The 2003 cash used in investing activities included $603,000 related to our acquisition of Options Unlimited. In 2004, we paid additional consideration to Options Unlimited of $200,000. In 2002, cash used in investing activities included $3.5 million for the acquisition of two businesses. In February 2002, we acquired certain assets of ChoicePoint’s lab business for $650,000 in cash. After a 120-day period, ChoicePoint reimbursed us $143,000 under a guarantee of collection of acquired accounts receivable. On September 30, 2002, we acquired QO for initial consideration of approximately $20 million, consisting of $3 million in cash and approximately 1,335,000 shares of common stock. The common stock is reflected on our balance sheet at a price of $12.545 per share. The price is the 5-day average of the closing stock prices between June 3 and June 7, 2002, based on a measurement date of June 5, which was the date that the closing stock price fell below the $12.765 minimum price in the purchase and sale agreement and the number of shares became fixed. An additional 63,000 shares were issued in February 2003 pursuant to a purchase price adjustment. Additional consideration of $20.5 million cash was paid in 2004 based upon QO’s 2003 operating results.

     In addition, we acquired MarketRing in June 2002 in a non-cash transaction. Our Chairman and Chief Executive Officer and four other directors of Matria were stockholders of MarketRing. The terms of the MarketRing acquisition were negotiated by an independent committee of our Board of Directors and approved by the vote of our disinterested directors. The purchase price was paid by the issuance of approximately 402,000 shares of our common stock valued at approximately $3.8 million (based on the average closing price of our common stock during the three-day trading period ended June 14, 2002). In 2003, we issued approximately 39,000 additional shares related to the acquisition.

     Restricted cash increased to $3.8 million in 2004, compared to $455,000 in 2003. In September 2004, we set aside $3.0 million pledged as collateral in an agreement with one of our major suppliers. The agreement expires in May 2005. Other restricted funds are collateral for insurance policies and amounts held in escrow related to customer contracts. Generally, such funds are held in interest-bearing investment accounts or certificates of deposit.

     Financing Activities

     Net cash used in financing activities was $49.1 million for 2004, compared to cash provided by financing activities of $3.2 million and $1.3 million in 2003 and 2002, respectively.

     On March 29, 2004, we commenced a tender offer for all of our unsecured 11% Senior Notes, which had an aggregate principal amount of $122 million. We received valid tenders from holders of $120 million in aggregate principal amount of our 11% Senior Notes. On June 30, 2004, we completed the repurchase of our 11% Senior Notes tendered in the tender offer with proceeds from the issuance of convertible senior subordinated notes as described below and with the proceeds from the sale of assets of the pharmacy and supplies business. The retirement of the 11% Senior Notes resulted in a net cash payment of $136.5 million.

     On May 5, 2004, we completed the sale of $75 million in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. On June 3, 2004, the initial purchaser of the notes exercised its option to purchase an additional $11.3 million in aggregate principal amount of the notes. We received proceeds, net of discount, of $83.2 million from the issuance of the convertible senior subordinated notes. Under certain circumstances, the convertible senior subordinated notes are convertible into shares of our common stock at a conversion rate of 50.873 shares per $1,000 principal amount of the notes (equal to an initial conversion price of approximately $19.64 per share). Interest is payable on May 1 and November 1 of each year, beginning in November 2004. The convertible senior subordinated notes are unsecured and are guaranteed by certain of our domestic subsidiaries. We used the proceeds, net of discount, of $83.2 million from the issuance of the convertible senior subordinated notes and proceeds from the sale of substantially all of the assets of our direct to consumer diabetic and respiratory supplies business to fund the repurchase of $120 million in aggregate principal amount of 11% Senior Notes tendered in the tender offer as described above.

     In October 2002, we entered into a new revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% (5.18% at December 31, 2004), and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the commitment fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. We plan to extend the revolving credit facility or replace it in 2005. As of December 31, 2004, there was no outstanding balance under this agreement, and approximately $23.1 million was available for borrowing under this credit facility. Under the revolving credit facility, we are required to maintain certain financial ratios. As of December 31, 2004, we were in compliance with the financial covenants in all of our credit instruments.

     Proceeds were received from participants under our stock purchase and stock option plans totaling $6.6 million, $816,000 and $1.9 million in 2004, 2003 and 2002, respectively.

     We believe that our cash, other liquid assets, operating cash flows and revolving credit facility, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least 2005.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

     We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following sets forth our future minimum payments required under contractual obligations as of December 31, 2004:

	Payments Due by Year
	(Amounts in thousands)
	Total	2005	2006-2007	2008-2009	Thereafter

Long-term debt obligations (1)	$89,042	$792	$—	$2,000	$86,250
Capital lease obligations	107	73	34	—	—
Operating lease obligations	19,258	5,016	7,863	5,295	1,084
Other long-term obligations	4,568	—	—	2,295	2,273

Total	$112,975	$5,881	$7,897	$9,590	$89,607

(1)	Does not include the interest expense associated with the long-term debt obligations.

     Interest payments of $4.4 million under our 11% Senior Notes and our convertible senior subordinated notes will be payable in 2005. Capital expenditures of approximately $11 million are estimated in 2005 as we continue to enhance our computer information systems.

     In September 2004, we set aside $3.0 million pledged as collateral in an agreement with one of our major suppliers. The agreement expires in May 2005. We have other restricted funds of $823,000 as of December 31, 2004, that are used as collateral for insurance policies and amounts held in escrow related to customer contracts. Funds are held in interest-bearing investment accounts or certificates of deposit.

     As of December 31, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity

     On October 3, 2003, we filed with the Commission a universal shelf registration statement on Form S-3 relating to $150 million of common stock, preferred stock, debt securities, depositary shares, warrants and units. The registration statement became effective on October 28, 2003. We may publicly offer these securities from time to time at prices and on terms to be determined at the time of the relevant offerings. We believe that the shelf registration statement will assist in providing us with flexibility in raising debt and/or equity financing. There can be no assurance, however, that financing will be available in amounts or on terms acceptable to us, if at all. Any sale of additional equity or convertible securities covered by the registration statement could result in additional dilution to our stockholders.

     Uncertainties

     A qui tam action has been filed in the United States District Court for the Western District of Virginia by a former employee of our former domestic pharmacy and supplies division, against the Company and our subsidiary, Diabetes Self-Care, Inc. The complaint alleges improper claims by Diabetes Self-Care, Inc. for Medicare payments and seeks treble damages and civil penalties in unspecified amounts. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene or join in this suit. We are cooperating fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation.

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

     For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1 of this Annual Report.

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

     Revenue Recognition and Allowances for Uncollectible Accounts. Revenues for our Women’s and Children’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. Our Health Enhancement segment provides services through its patient service centers, provides supplies to patients, and designs, develops, assembles, packages and distributes diabetes products. Revenues for services are recognized when services are provided, and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual allowances and other discounts.

     Our clinical services and our foreign supply businesses are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues in the balance sheet, and revenues are recognized as services are performed. Some of the contracts for these services provide that a portion of our fees is at risk subject to our performance against financial cost savings and clinical criteria. Thus, a portion of our revenues are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. These reviews and adjustments have not resulted in a material reduction in any recent period of revenue previously reported. In 2004, 3.6% of our revenues recognized were at risk under these arrangements.

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

     Goodwill and Identifiable Intangible Assets. As of December 31, 2004, we reported goodwill and identifiable intangible assets at carrying amounts of $134.2 million and $1.1 million, respectively. The total of $135.3 million represents approximately 44% of total assets as of December 31, 2004. Our identifiable intangible assets are amortized over their respective estimated useful lives. Our goodwill is no longer amortized to expense.

     We review goodwill and identifiable intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we calculate the fair value of the reporting units to which the goodwill and identifiable intangibles relate based on the present value of estimated future cash flows. Based on the evaluation, management concluded that no impairment of recorded goodwill and intangibles exists at December 31, 2004. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

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

     The income tax benefit was $2.3 million for 2004 compared to an income tax expense of $4.2 million for 2003. Reflected in 2004 and 2003 were various non-deductible permanent differences between tax and financial reporting. As of December 31, 2004, our remaining net operating losses of $36.5 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income liabilities. Based on projections of taxable income in 2005 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

     Our senior management has discussed the development and selection of our critical accounting estimates, and this disclosure, with the Audit Committee of our Board of Directors.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based-Payment (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which and entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Statement is effective for the first interim period or annual period that begins after June 15, 2005. We have concluded that SFAS 123R will have a negative impact on our financial position and results of operations. If we elect the retrospective method, we expect that the impact of expensing existing stock options, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.10 to $0.15 per share in 2005. If we elect the prospective method, we expect that the impact of expensing stock options, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.05 to $0.08 per share in 2005. We do not expect the impact of SFAS 123R to have a material impact on our cash flow or liquidity. See Note 6 to the consolidated financial statements for assumptions used calculating the fair value of employee stock options.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). This Statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period expense. In addition, the Statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred after December 31, 2005. We are currently assessing the impact of SFAS 151 on our financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 amends the guidance in APB Opinion No. 29 to eliminate the exception for nonmonetary assets of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 specifies that a nonmonetary asset has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. We do not expect the impact of SFAS 153 on our financial position, results of operations or cash flows to be material.

In September 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share (“EITF 04-08”) where contingently convertible instruments should be included in diluted earnings per share, if dilutive, regardless of whether the market price trigger has been met. This required us to include in the diluted earnings per share calculation the effect of our issuance of 4.875% convertible senior subordinated notes in 2004. EITF 04-08 had a $0.01 and $0.02 dilutive effect on our third and fourth quarters of 2004, respectively, but no effect in our annual calculation since the inclusion of the shares would have been antidilutive.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to market risk from changes in foreign currency exchange rates. Our operations outside the United States, with sales denominated in currencies other than the U.S. dollar (primarily in Germany), generated approximately 22% of total revenues in the year ended December 31, 2004. In the normal course of business, these operations are exposed to fluctuations in currency values. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on our results for 2004 and balances as of December 31, 2004, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $1.1 million.

Item 8. Financial Statements and Supplementary Data

     The following Consolidated Financial Statements of the Company and its subsidiaries are included as pages F-1 through F-35 of this Annual Report on Form 10-K:

PAGE
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	F-1

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Controls	F-2

Management’s Report on Internal Controls Over Financial Reporting	F-3

Consolidated Balance Sheets - December 31, 2004 and 2003	F-4

Consolidated Statements of Operations - Years Ended
December 31, 2004, 2003 and 2002	F-5

Consolidated Statements of Shareholders’ Equity and
Comprehensive Earnings (Loss) - Years Ended December 31, 2004, 2003 and 2002	F-6

Consolidated Statements of Cash Flows - Years Ended
December 31, 2004, 2003 and 2002	F-7

Notes to Consolidated Financial Statements	F-8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

     Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

“Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Controls” and “Management’s Report on Internal Control Over Financial Reporting” and are included on pages F-2 and F-3 of this Report.

Changes in Internal Control over Financial Reporting

     There have been no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information concerning the directors of the Company will be included under the caption “Election of Directors” of the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 1, 2005, to be filed with the Commission and incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     Information required by this item will be contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 1, 2005, to be filed with the Commission and incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item will be contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 1, 2005, to be filed with the Commission and incorporated by reference herein.

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

Item 13. Certain Relationships and Related Transactions.

     Information required by this item will be contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 1, 2005, to be filed with the Commission and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

     Information required by this item will be contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on June 1, 2005, to be filed with the Commission and incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included as pages F-1 through F-35 of this Annual Report on Form 10-K:

     (a)(2) The following supporting financial statement schedule and report of independent registered public accounting firm thereon are included as part of this Annual Report on Form 10-K:

PAGE
Report of Independent Registered Public Accounting Firm	53
Schedule II — Valuation and Qualifying Accounts	54

     All other Schedules are omitted because the required information is inapplicable or information is presented in the Consolidated Financial Statements or related notes.

     (a)(3) Exhibits:

     The following exhibits are incorporated by reference herein as part of this Report as indicated:

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated June 22, 2004, by and among Matria Healthcare, Inc., Diabetes Management Solutions, Inc., Diabetes Self Care, Inc. and DEGC Enterprises (U.S.), Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 2004).

2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated June 30, 2004, by and among Matria Healthcare, Inc., Diabetes Management Solutions, Inc., Diabetes Self Care, Inc. and DEGC Enterprises (U.S.), Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed July 15, 2004).

Exhibit
Number	Description
2.2	Agreement and Plan of Merger and Plan of Reorganization among Matria Healthcare, Inc., Matria MergerSub, Inc. and Matria Holding Company, Inc., dated December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2005).

3.1	Certificate of Incorporation of Matria Holding Company, Inc., dated as of December 28, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 6, 2005).

3.2	Certificate of Ownership and Merger merging Matria Mergeco, Inc. with and into Matria Holding Company, Inc., dated December 31, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 6, 2004).

3.3	Bylaws of Matria Healthcare, Inc., dated as of December 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed January 6, 2004).

4.1	Indenture, dated as of July 9, 2001, by and among Matria Healthcare, Inc., the Guarantors named therein and Wells Fargo Minnesota, National Association as Trustee, relating to the Company’s 11% Senior Notes due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 19, 2001).

4.2	Registration Rights Agreement, dated as of July 9, 2001, by and among Matria Healthcare, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the Company’s 11% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 19, 2001).

4.3	Waiver and First Amendment to First Amended and Restated Credit Agreement, dated June 13, 2002, among Matria Healthcare, Inc. and certain Lenders named therein, Wachovia Bank, National Association as the Administrative Agent and Harris Trust and Savings Bank as Co-Agent (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.4	Loan and Security Agreement, dated October 22, 2002, between Matria Healthcare, Inc. and HFG Healthco-4, LLC (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.5	Supplemental Indenture, dated June 21, 2002, between the Company and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	Supplemental Indenture, dated August 1, 2002, between the Company and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.7	Supplemental Indenture, dated October 4, 2002, between the Company and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.8	Amendment No. 1, dated December 31, 2002, to the Loan and Security Agreement, between Matria Healthcare, Inc. and HFG Healthco-4, LLC. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description
4.9	Interest Rate Swap Agreement dated February 28, 2003, between JP Morgan Chase Bank and Matria Healthcare, Inc. (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.10	Amendment No. 2, dated December 31, 2003, to the Loan and Security Agreement, between Matria Healthcare, Inc., and HFG Healthco – 4 LLC. (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.11	Indenture, dated May 5, 2004, among Matria Healthcare, Inc., the Company’s subsidiary guarantors named therein and Wells Fargo Bank, N.A. relating to the Company’s Convertible Subordinated Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 6, 2004).

4.12	Supplemental Indenture, dated April 19, 2004, by and among Matria Healthcare, Inc., the Company’s subsidiary guarantors listed therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.13	Consent and Waiver Agreement and Amendment No. 3, dated April 23, 2004, to the Loan and Security Agreement between Matria Healthcare, Inc. and HFG Healthco-04, L.L.C. (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.14	Consent and Waiver Agreement and Amendment No. 4, dated April 29, 2004, to the Loan and Security Agreement between Matria Healthcare, Inc. and HFG Healthco-04, L.L.C. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.15	Consent and Waiver Agreement and Amendment No. 5, dated June 30, 2004, to the Loan and Security Agreement between Matria Healthcare, Inc. and HFG Healthco-04, L.L.C. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.16	Supplemental Indenture, dated December 31, 2004 among Matria Healthcare, Inc., Matria Holding Company, Inc., the subsidiary guarantors listed therein and Wells Fargo Bank, N.A., as Trustee, amending the Indenture, dated May 5, 2004 by and among Matria Healthcare, Inc., the subsidiary guarantors listed therein and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 6, 2005).

4.17	Supplemental Indenture, dated December 31, 2004 among Matria Healthcare, Inc., Matria Holding Company, Inc., the subsidiary guarantors listed therein and Wells Fargo Bank, N.A., as Trustee, amending the Indenture, dated July 9, 2001 by and among Matria Healthcare, Inc., the subsidiary guarantors listed therein and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 6, 2005).

4.18	Rights Agreement between Matria Healthcare, Inc. (formerly Matria Holding Company, Inc.) and SunTrust Bank, dated December 31, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed January 6, 2005).

*10.1	1996 Stock Incentive Plan (incorporated by reference to Appendix F-1 to the Joint Proxy Statement/Prospectus filed as a part of the Company’s Registration Statement No. 333-781 on Form S-4 filed on February 7, 1996).

*10.2	1996 Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix F-11 to the Joint Proxy Statement/Prospectus filed as a part of the Company’s Registration Statement No. 333-781 on Form S-4 filed on February 7, 1996).

Exhibit
Number	Description
*10.3	2002 Employee Stock Purchase Plan (incorporated by reference to Appendix D to the Proxy Statement/Prospectus/Solicitation Statement filed as a part of the Company’s Registration Statement No. 333-90944 on Form S-4 filed June 30, 2002).

*10.4	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 16, 1998).

*10.5	2000 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 14, 2000).

*10.6	2000 Director’s Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Definitive proxy Statement filed with the Commission on April 14, 2000).

*10.7	Amendment to the 1996 Directors’ Non-Qualified Stock Option Plan approved by the Company’s stockholders on May 18, 1998 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2000).

*10.8	Amendment to the 2000 Directors’ Non-Qualified Stock Option Plan, approved by the Company’s stockholders on May 24, 2001 (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission April 26, 2001).

*10.9	2001 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission April 26, 2001).

*10.10	2002 Stock Incentive Plan (incorporated by reference to Appendix C to the Prospectus/Proxy Statement/Solicitation Statement filed as part of the Company’s Registration Statement No. 333-90944 on Form S-4 filed June 21, 2002).

*10.11	MarketRing.com, Inc. 1999 Stock Option and Stock Appreciation Rights Plan, effective September 30, 1999, assumed by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.12	MarketRing.com, Inc. Amendment No. 1 to 1999 Stock Option and Stock Appreciation Rights Plan, dated July 14, 2000, assumed by the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.13	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Parker H. Petit, effective February 19, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.14	Employment Letter Agreement, dated August 5, 2002, between the Company and Stephen M. Mengert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.15	NewMarket Building Lease Agreement, dated September 4, 2002, between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.16	One Parkway Center Lease Agreement, dated November 8, 2002, between Matria Healthcare, Inc. and Atlanta Parkway Investment Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit
Number	Description
*10.17	Split Dollar Termination Agreement between the Company and Roberta L. McCaw, dated January 1, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.18	Split Dollar Termination Agreement between the Company and Thornton A. Kuntz, Jr., dated January 1, 2003 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.19	Split Dollar Termination Agreement between the Company and Parker H. Petit, dated January 1, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.20	Split Dollar Termination Agreement between the Company and Yvonne V. Scoggins, dated January 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.21	Supplemental Executive Retirement Plan between the Company and Roberta L. McCaw, dated January 1, 2003 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.22	Supplemental Executive Retirement Plan between the Company and Thornton A. Kuntz, Jr., dated January 1, 2003 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.23	Supplemental Executive Retirement Plan between the Company and Yvonne V. Scoggins, dated January 1, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.24	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Thomas S. Hall, dated March 14, 2003 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.25	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Stephen M. Mengert, dated March 17, 2003 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.26	Employment Letter Agreement, dated October 22, 2002, between the Company and Thomas S. Hall (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.27	Trust Under the Matria Healthcare, Inc. Supplemental Executive Retirement Plan, dated February 4, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.28	First Amendment to the Trust under the Matria Healthcare, Inc. Supplemental Retirement Plan effective February 4, 2003 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

10.29	First Amendment of Lease, dated May 9, 2003, to the New Market Building Lease Agreement between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit
Number	Description
10.30	First Amendment to Lease Agreement dated December 11, 2003, by and between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.31	Second Amendment to Lease Agreement dated December 11, 2003, between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.32	Matria’s Board of Directors Corporate Governance and Nominating Charter (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.33	Matria’s Corporate Governance Guidelines (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.34	Matria’s Charter of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.35	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of February 19, 2002 between the Company and Thornton A. Kuntz, Jr., (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.36	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of February 19, 2002 between the Company and Roberta L. McCaw (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.37	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of February 19, 2002 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

* 10.3	8 Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 2002 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.39	Second Amendment of Lease, dated February 3, 2004, to the New Market Building Lease between Matria Healthcare, Inc., and Trizec Realty, Inc., (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.40	Registration Rights Agreement, dated May 5, 2004, by and among the Company, the Company’s subsidiary guarantors named therein and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2004).

*10.41	Amendment to the Severance Compensation and Restrictive Covenant Agreement between the Company and Yvonne V. Scoggins, dated April 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.42	Amendment to Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Yvonne V. Scoggins, dated April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.43	Amendment to the Matria Healthcare, Inc. 2000 Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit
Number	Description
10.44	Third Amendment of Lease, dated March 30, 2004, to the New Market Building Lease between the Company and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.45	Matria Healthcare, Inc. Form of Stock Option Agreement (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.46	Consent and Waiver Agreement and Amendment No. 6, dated December 31, 2004, to the Loan and Security Agreement between Matria Healthcare, Inc. and HFG Healthco-04, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2005).

10.47	Guarantee, dated as of January 21, 2005, by Matria Healthcare, Inc. in favor of HFG Healthco-4 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2005).

10.48	Pledge Agreement, dated as of January 21, 2005, between Matria Healthcare, Inc., and HFG Healthco-4 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-k filed January 27, 2005).

14	Code of Conduct of Matria Healthcare, Inc., as amended October 19, 2004 (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed October 25, 2004).

The following exhibits are filed as part of this Report:

11	Computation of Earnings (Loss) per Share.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included in signature page to this report).

31.1	Rule 13.a-15(e)/15d-15(e) Certification by Parker H. Petit

31.2	Rule 13.a-15(e)/15d-15(e) Certification by Stephen M. Mengert

32.1	Section 1350 Certification by Parker H. Petit

32.2	Section 1350 Certification by Stephen M. Mengert

*Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIA HEALTHCARE, INC.

March 14, 2005	By:	/s/ Parker H. Petit

Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Mengert

Stephen M. Mengert, Vice President –
Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph A. Blankenship

Joseph A. Blankenship
Vice President – Controller
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

Signature	Title	Date

/s/ Parker H. Petit	Chairman of the Board	March 14, 2005

Parker H. Petit	and Chief Executive Officer

/s/ Joseph G. Bleser	Director	March 14, 2005

Joseph G. Bleser

Signature	Title	Date

/s/ Frederick E. Cooper	Director	March 11, 2005

Frederick E. Cooper

/s/ Guy W. Millner	Director	March 14, 2005

Guy W. Millner

/s/ Carl E. Sanders	Director	March 11, 2005

Carl E. Sanders

/s/ Thomas S. Stribling	Director	March 13, 2005

Thomas S. Stribling

/s/ Donald W. Weber	Director	March 11, 2005

Donald W. Weber

/s/ Morris S. Weeden	Director	March 13, 2005

Morris S. Weeden

/s/ Frederick P. Zuspan, M.D.	Director	March 13, 2005

Frederick P. Zuspan, M.D.

/s/ Wayne P. Yetter	Director	March 14, 2005

Wayne P. Yetter

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

Under date of March 14, 2005, we reported on the consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss) and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia
March 14, 2005

Matria Healthcare, Inc. and Subsidiaries

Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts		Deductions	Period
Allowance for doubtful accounts
Year ended December 31, 2002	$3,776	5,554	55	[1]	(6,721)	$2,664
Year ended December 31, 2003	$2,664	3,413	—		(3,017)	$3,060
Year ended December 31, 2004	$3,060	2,550	—		(3,054)	$2,556

[1] Represents beginning balances in allowance for doubtful accounts of acquired companies.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Matria Healthcare, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 14, 2005

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Controls

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Matria Healthcare, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Matria Healthcare, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Matria Healthcare, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31 2004, and our report dated March 14, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
March 14, 2005

Management’s Report on Internal Control Over Financial Reporting

     The management of Matria Healthcare, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, risk.

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.

     Based on our assessment management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page F-2 hereof.

/s/ Parker H. Petit	/s/ Stephen M. Mengert

Parker H. Petit	Stephen M. Mengert
Chairman of the Board and	Vice President — Finance and
Chief Executive Officer	Chief Financial Officer

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$37,385	$8,553
Restricted cash	3,823	455
Trade accounts receivable, less allowances of $2,556 and $3,060 at December 31, 2004 and 2003, respectively	45,603	37,274
Inventories	25,200	22,261
Other receivables, net	3,678	28,888
Assets of discontinued operation sold	—	36,609
Prepaid expenses and other current assets	4,178	3,626
Deferred income taxes	9,675	6,664

Total current assets	129,542	144,330

Property and equipment, net	22,881	19,228
Intangible assets, net	135,309	135,265
Deferred income taxes	11,704	26,524
Other assets	5,046	8,135

	$304,482	$333,482

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term debt	$865	$803
Accounts payable, principally trade	31,202	40,977
Accrued liabilities	21,566	41,339

Total current liabilities	53,633	83,119

Long-term debt, excluding current installments	85,751	121,005
Other long-term liabilities	5,438	5,811

Total liabilities	144,822	209,935

Shareholders’ equity:
Common stock, $.01 par value. Authorized 25,000 shares; issued and outstanding 15,860 and 15,284 at December 31, 2004 and 2003, respectively	159	153
Additional paid-in capital	321,181	313,047
Accumulated deficit	(162,989)	(190,055)
Accumulated other comprehensive earnings	1,309	402

Total shareholders’ equity	159,660	123,547

Commitments and contingencies (Notes 3, 7, 8 and 9)	$304,482	$333,482

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenues
Net revenues from services	$208,731	$176,685	$144,331
Net sales of products	85,651	75,638	68,281

Total revenues	294,382	252,323	212,612

Cost of revenues
Cost of services	113,059	97,742	77,926
Cost of goods sold	56,686	50,325	47,263

Total cost of revenues	169,745	148,067	125,189
Selling and administrative expenses	95,898	78,236	70,291
Charges from termination of retirement plan	—	—	14,247
Provision for doubtful accounts	2,550	3,413	5,554

Total operating expenses	268,193	229,716	215,281

Operating earnings (loss) from continuing operations	26,189	22,607	(2,669)
Interest income	499	484	416
Interest expense	(10,292)	(14,326)	(14,040)
Other income (expense), net	939	1,466	(3,160)
Loss on retirement of 11% Senior Notes	(22,886)	—	—

Earnings (loss) from continuing operations before income taxes	(5,551)	10,231	(19,453)
Income tax benefit (expense)	2,337	(4,221)	4,413

Earnings (loss) from continuing operations	(3,214)	6,010	(15,040)
Earnings (loss) from discontinued operations, net of income taxes	(658)	1,296	(728)
Earnings (loss) from disposal of discontinued operations, net of income taxes	30,938	—	(558)

Net earnings (loss)	$27,066	$7,306	$(16,326)

Net earnings (loss) per common share:
Basic:
Continuing operations	$(0.21)	$0.40	$(1.08)
Discontinued operations	1.95	0.08	(0.09)

	$1.74	$0.48	$(1.17)

Diluted:
Continuing operations	$(0.21)	$0.39	$(1.08)
Discontinued operations	1.95	0.08	(0.09)

	$1.74	$0.47	$(1.17)

Weighted average shares outstanding:
Basic	15,520	15,198	13,964

Diluted	15,520	15,542	13,964

See accompanying notes to consolidated financial statements .

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings (Loss)
(Amounts in thousands)

							Notes
					Accumulated Other		Receivable
			Additional		Comprehensive Earnings (Loss)		and Accrued	Total
	Common stock		Paid-in	Accumulated	Translation	Unrealized	Interest from	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Adjustment	Appreciation	Shareholder	Equity	Earnings (Loss)

Balance, January 1, 2002	13,391	$134	$290,025	$(181,035)	$(726)	$34	$(3,535)	$104,897

Issuance of common stock:
Exercise of employee stock options	122	1	1,715	—	—	—	—	1,716
Employee stock purchase plan	15	—	215	—	—	—	—	215
Acquisition of businesses	1,737	17	19,823	—	—	—	—	19,840
Tax benefit from exercise of employee stock options	—	—	250	—	—	—	—	250
Retirement of note receivable from shareholder	(188)	(1)	(1,026)	—	—	—	3,535	2,508
Net loss	—	—	—	(16,326)	—	—	—	(16,326)	$(16,326)
Change in foreign currency translation adjustment	—	—	—	—	688	—	—	688	688
Change in unrealized appreciation on available-for-sale securities, net of tax	—	—	—	—	—	(8)	—	(8)	(8)

Balance, December 31, 2002	15,077	151	311,002	(197,361)	(38)	26	—	113,780	$(15,646)

Issuance of common stock:
Exercise of employee stock options	44	—	442	—	—	—	—	442
Employee stock purchase plan	62	1	373	—	—	—	—	374
Acquisition of businesses	101	1	1,220	—	—	—	—	1,221
Tax benefit from exercise of employee stock options	—	—	10	—	—	—	—	10
Net earnings	—	—	—	7,306	—	—	—	7,306	$7,306
Change in foreign currency translation adjustment	—	—	—	—	440	—	—	440	440
Change in unrealized application on available for sale securities, net of loss	—	—	—	—	—	(26)	—	(26)	(26)

Balance, December 31, 2003	15,284	153	313,047	(190,055)	402	—		123,547	$7,720

Issuance of common stock:
Exercise of employee stock options	527	5	6,014	—	—	—	—	6 019
Employee stock purchase plan	49	1	588	—	—	—	—	589
Tax benefit from exercise of employee stock options	—	—	1,532	—	—	—	—	1,532
Net earnings	—	—	—	27,066	—	—	—	27,066	$27,066
Change in foreign currency translation adjustment	—	—	—	—	907	—	—	907	907

Balance, December 31, 2004	15,860	$159	$321,181	$(162,989)	$1,309	—		159,660	$27,973

See accompanying notes to consolidated financial statements

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net earnings (loss)	$27,066	$7,306	$(16,326)
Less, earnings (loss) from discontinued operations, net of income taxes	30,280	1,296	(1,286)

Earnings (loss) from continuing operations	(3,214)	6,010	(15,040)

Adjustments to reconcile to net cash provided by operating activities:
Loss on retirement of 11% Senior Notes	22,886	—	—
Depreciation and amortization	5,643	6,126	6,223
Amortization of debt discount and expenses	939	1,092	1,903
Provision for doubtful accounts	2,550	3,413	5,554
Deferred tax expense (benefit)	(5,960)	1,758	(5,719)
Income (loss) from termination of interest rate swap agreements	(993)	—	3,053
Non-cash charges from termination of retirement plan	—	—	9,409
Non-cash loss on settlement of note receivable	—	—	2,508
Non-cash write-off of computer software	—	—	2,494
Gain on sale of investment	—	(56)	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(10,880)	(8,004)	2,178
Inventories	(2,939)	421	(4,858)
Prepaid expenses	(413)	288	(983)
Other current assets	1,403	(929)	1,201
Intangible and other noncurrent assets	(1,027)	(1,371)	(2,196)
Accounts payable	(2,973)	5,556	10,429
Accrued and other liabilities	641	1,233	7,067

Net cash provided by continuing operations	5,663	15,537	23,223
Net cash provided by (used in) discontinued operations	3,640	(3,394)	(2,701)

Net cash provided by operating activities	9,303	12,143	20,522

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,709)	(8,090)	(9,943)
Purchases of property and equipment related to discontinued operations	(456)	(3,422)	(6,157)
Proceeds from disposition of business, net of transaction costs	101,055	—	—
Payment of acquisition obligation	(20,480)	—	—
Increase in restricted cash	(3,368)	(455)	—
Net proceeds from (purchases of) investments	927	(927)	—
Acquisition of businesses, net of cash acquired	(200)	(603)	(3,526)
Proceeds from sales of short-term investments	—	154	—

Net cash provided by (used in) investing activities	67,769	(13,343)	(19,626)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible senior debt, net of issuance costs	83,210	—	—
Proceeds from issuance of debt	2,446	1,919	1,462
Net payment for the retirement of 11% Senior Notes	(136,518)	—	—
Principal repayments of long-term debt	(2,475)	(1,973)	(2,017)
Net borrowings (repayments) under credit agreement	(2,418)	2,418	—
Proceeds from issuance of common stock	6,608	816	1,858

Net cash provided by (used in) financing activities	(49,147)	3,180	1,303

Effect of exchange rate changes on cash and cash equivalents	907	1,073	1,318

Net increase in cash and cash equivalents	28,832	3,053	3,517
Cash and cash equivalents at beginning of year	8,553	5,500	1,983

Cash and cash equivalents at end of year	$37,385	$8,553	$5,500

Supplemental disclosures of cash paid for:
Interest	$11,642	$13,970	$12,445

Income taxes	$7,727	$1,155	$247

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$—	$72	$255

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(Amounts in thousands, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

(a)	Business

Matria Healthcare, Inc. (the “Company”) is a comprehensive, integrated disease management company, offering its services to self-insured employers, private and government sponsored health plans, pharmaceutical companies and patients. Disease management encompasses a broad range of services aimed at controlling healthcare costs through proactive management of care. The Company’s strategy is to provide cost-saving solutions for many of the most costly medical conditions and chronic diseases, including, diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, depression, obesity, chronic pain and hepatitis C. The Company‘s disease management programs seek to lower healthcare costs and improve patient outcomes through a broad range of disease management, supply and clinical services. The Company is also a leading designer, developer, assembler and distributor of products for the diabetes market.

On February 4, 2005, the Company effected a three-for-two stock split in the form of a stock dividend. All amounts reflected for common stock and additional paid in capital, and all share and per share amounts have been restated to reflect the stock split in all periods presented (see Note 13).

Effective December 31, 2004, the Company adopted a holding company form of organizational structure. As a part of the reorganization, a new parent company was formed, and the predecessor company became a wholly owned subsidiary of the parent company. All outstanding shares of common stock of the predecessor company were converted into shares of common stock of the parent company. The business operations of the Company remained unchanged as a result of the new structure.

On June 30, 2004, the Company discontinued the operations of the pharmacy, laboratory and supplies division of the Health Enhancement segment. As a result, the accompanying consolidated financial statements reflect the operations of this division as discontinued operations for all periods presented (see Note 2). Also on June 30, 2004, the Company completed the repurchase of substantially all of its 11% Senior Notes (see Note 3).

See Note 11 for the detail of revenues, operating earnings, identifiable assets, depreciation and amortization and capital expenditures of the Company’s reportable business segments.

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

Cash and cash equivalents consist of cash and interest-bearing deposits. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents, other than those amounts designated for other than current operations. Cash and cash equivalents include $3,139 and $2,338 as of December 31, 2004 and 2003, respectively, for MHI Insurance, Ltd., the Company’s wholly-owned captive insurance company. Such amounts are available to settle claims for certain insured risks.

(d)	Restricted Cash

Restricted cash consists of funds designated for a particular use and not available for current operations. In September 2004, the Company set aside $3,000 pledged as collateral in an agreement with one of its major suppliers. The agreement expires in May 2005. Other restricted funds are collateral for insurance policies and amounts held in escrow related to customer contracts. Funds are held in interest-bearing investment accounts or certificates of deposit that coincide with insurance policy termination dates.

(e)	Revenue Recognition and Allowances for Uncollectible Accounts

Revenues for the Women’s and Children’s Health segment are generated by providing services through patient service centers. Revenues from this segment are recognized as the related services are rendered and are net of contractual allowances and related discounts. The Health Enhancement segment provides services through its patient service centers and designs, develops, assembles, packages and distributes diabetes products to original equipment manufacturers and distributors. Revenues for services are recognized when services are provided and revenues from product sales are recognized when products are shipped. Revenues from this segment are recorded net of contractual and other discounts.

The Company’s clinical services and foreign supply businesses are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in the Company’s program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenue in the consolidated balance sheets, and revenue is recognized as services are performed. Some of the contracts for these services provide that a portion of the Company’s fees is at risk subject to the Company’s performance against financial cost savings and clinical criteria. Thus, a portion of the Company’s revenues is subject to confirmation of the Company’s performance against these financial cost savings and clinical criteria. Estimates for performance under the terms of these contracts and other factors affecting revenue recognition are recognized in the period information related to performance levels becomes available and fees are considered collectible. These estimates are continually reviewed and adjusted as information becomes available. These reviews and adjustments have not, in any recent period, resulted in a material reduction of revenue previously reported. In 2004, 3.6% of our revenues recognized were at risk under these arrangements.

A portion of the Company’s revenues is billed to third-party reimbursement sources. Accordingly, the ultimate collectibility of a substantial portion of the Company’s trade accounts receivable is susceptible to changes in third-party reimbursement policies. In addition, the collectibility of all of the Company’s accounts receivable varies based on payor mix, general economic conditions and other factors. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon the Company’s evaluation of current industry conditions, historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts.

(f)	Other Receivables

Other receivables include amounts due from customers, as well as other receivables not directly related to the delivery of goods and services and receivables due from vendors under rebate programs. Estimates of amounts due from vendors under various rebate programs are made each reporting period. Amounts vary based on the programs offered at the time, the volume of Company purchases and sales, as well as other factors. Other receivables at December 31, 2004 and 2003 includes the accounts and rebates receivable of $2,982, net allowances of $12,845, and $27,435, net allowances of $4,178, respectively, retained by the Company from the discontinued operations of the pharmacy and supplies business (see Note 2).

(g)	Concentration of Credit Risk

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

(h)	Inventories

Inventories, which consist primarily of disposable medical products, drugs and patient supplies, are stated at the lower of cost (first-in, first-out) or market (net realizable value).

(i)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Amortization of leasehold improvements and leased equipment is recorded over the shorter of the lives of the related assets or the lease terms. Depreciation and amortization expense for property and equipment was $5,182, $5,825, and $5,923 for the years ended December 31, 2004, 2003, and 2002, respectively.

Property and equipment are summarized as follows:

	December 31,
	2004	2003
Computer hardware and software	$23,449	$21,504
Medical equipment	9,490	11,155
Machinery, office equipment and fixtures	9,448	8,657
Leasehold improvements	2,595	2,592

	44,982	43,908
Less accumulated depreciation and amortization	22,101	24,680

	$22,881	$19,228

(j)	Intangible Assets

A summary of intangible assets follows:

	December 31,
	2004	2003
Goodwill	$157,767	$157,776
Other intangible assets	2,816	2,563

	160,583	160,339
Less accumulated amortization	25,274	25,074

	$135,309	$135,265

Intangible assets consist of goodwill and other intangible assets, primarily resulting from the Company’s acquisitions (see Note 2). The net unamortized balance of goodwill as of December 31, 2004 was $134,193.

Other intangible assets consist of customer lists, executive noncompete agreements and patents. The net unamortized balance of these identifiable intangible assets as of December 31, 2004 was $1,116. These costs are amortized on a straight-line basis over periods ranging from five to ten years. Amortization expense was $200, $300, and $300 for the years ended December 31, 2004, 2003, and 2002, respectively. Estimated amortization expense for the four succeeding years is $260 each year and $76 for the year thereafter.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) effective January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company evaluated the fair values of the reporting units identified under the provisions of SFAS 141, Business Combinations, and SFAS 142 as of December 31, 2004 and 2003 and concluded that no impairment of recorded goodwill exists. As a result, no impairment of goodwill was recorded in 2004 or 2003.

The changes in the carrying values of goodwill for the year ended December 31, 2004 were as follows:

		Women’s and
	Health	Children’s
	Enhancement	Health	Total
Carrying value at January 1, 2004	$131,520	$2,682	$134,202
Additional goodwill from acquisitions (Note 2)	244	—	244
Tax benefit of additional deductible goodwill	(253)	—	(253)

Carrying value at December 31, 2004	$131,511	$2,682	$134,193

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives, residual values and classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets were as follows:

	December 31,
	2004	2003
Gross carrying amounts:
Patient lists	$2,000	$2,000
Non-compete agreement	500	500
Other	316	63

	2,816	2,563
Accumulated amortization	(1,700)	(1,500)

	$1,116	$1,063

(k)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, the Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, including contract acquisition costs and certain computer software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted operating cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

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

(m)	Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities:
4.875% Convertible senior subordinated notes (see Notes 3 and 4)	$83,779	$133,041	$—	$—
11% Senior Notes (see Notes 3 and 4)	1,938	2,110	118,477	131,150
Interest rate swap arrangement (see Note 4)	—	—	1,198	1,198

At December 31, 2004, the carrying amount of the convertible senior subordinated notes is net of the unamortized discount, and the estimated fair value is based upon the quoted market price. The carrying amount of the 11% Senior Notes is net of unamortized discount and unamortized net deferred gains on terminations of interest rate swaps. The estimated fair value of the 11% Senior Notes is based upon the redemption price payable for the 11% Senior Notes on May 1, 2005, the first date upon which the remaining 11% Senior Notes are redeemable.

At December 31, 2003, the carrying amount of the 11% Senior Notes includes a $1,198 reduction to reflect the fair value of the interest rate swap arrangement that was effective in hedging the fair value of the Senior Notes and is net of unamortized discount and deferred gains as described above. The estimated fair value of the 11% Senior Notes is based on quoted market price. The estimated fair value of the interest rate swap arrangement represented the amount that the Company would pay to terminate the agreement, taking into account interest rates at December 31, 2003. The Company’s other financial instruments approximate fair value due to the short-term or variable rate nature of those assets and liabilities.

(n)	Accrued Liabilities

Accrued liabilities are summarized as follows:

	December 31,
	2004	2003
Acquisition obligation (see Note 2)	$—	$20,471
Accrued compensation and related liabilities	10,262	7,719
Other	11,304	13,149

	$21,566	$41,339

(o)	Stock Option Plans

As described in Note 6, the Company offers various stock option plans for its employees, officers, independent contractors and consultants. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on earnings (loss) from continuing operations and earnings (loss) per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation.

	Years Ended December 31,
	2004	2003	2002
Earnings (loss) from continuing operations available to common shareholders	$(3,214)	$6,010	$(15,040)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,408)	(1,579)	(1,290)

Pro forma earnings (loss) from continuing operations available to common shareholders	$(4,622)	$4,431	$(16,330)

Earnings (loss) per common share from continuing operations:
Basic — as reported	$(0.21)	$0.40	$(1.08)
Basic — pro forma	$(0.30)	$0.29	$(1.17)

Diluted — as reported	$(0.21)	$0.39	$(1.08)
Diluted — pro forma	$(0.30)	$0.29	$(1.17)

(p)	Net Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share are based on the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share are based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options, determined using the treasury stock method, and dilutive contingent convertible debt, determined using the if-converted method.

The computations for basic and diluted net earnings (loss) per common share are as follows:

	Years ended December 31,
	2004	2003	2002
Basic
Earnings (loss) from continuing operations	$(3,214)	$6,010	$(15,040)
Earnings (loss) from discontinued operations	30,280	1,296	(1,286)

Net earnings (loss)	$27,066	$7,306	$(16,326)

Weighted average number of common shares outstanding	15,520	15,198	13,964

Net earnings (loss) per common share:
Continuing operations	$(0.21)	$0.40	$(1.08)
Discontinued operations	1.95	0.08	(0.09)

	$1.74	$0.48	$(1.17)

	Years ended December 31,
	2004	2003	2002
Diluted
Earnings (loss) from continuing operations	$(3,214)	$6,010	$(15,040)
Earnings (loss) from discontinued operations	30,280	1,296	(1,286)

Net earnings (loss)	$27,066	$7,306	$(16,326)

Shares:
Weighted average number of common shares outstanding	15,520	15,198	13,964
Shares issuable from assumed exercise of options	—	344	—

	15,520	15,542	13,964

Net earnings (loss) per common share:
Continuing operations	$(0.21)	$0.39	$(1.08)
Discontinued operations	1.95	0.08	(0.09)

	$1.74	$0.47	$(1.17)

The calculation of diluted earnings (loss) per share excludes 2,498,100, 847,500 and 2,062,500 shares in the years ended December 31, 2004, 2003 and 2002, respectively, since the effect of assumed exercise of the related options would be antidilutive. In 2004, the diluted loss per share also excludes 4,388,000 shares from the assumed conversion of the 4.875% convertible senior subordinated notes since the effect would be antidilutive.

(q)	Comprehensive Earnings (Loss)

Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings (loss) consist of net earnings (loss), foreign currency translation adjustments and changes in unrealized appreciation on available-for-sale securities (net of income taxes).

(r)	Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to presentations adopted in 2004.

(s)	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based-Payment (“SFAS 123R”) SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. The Statement is effective for the first interim period or annual period that begins after June 15, 2005. We have concluded that SFAS 123R will have a negative impact on our financial position and results of operations. If we elect the retrospective method, we expect that the impact of expensing existing stock options, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.10 to $0.15 per share in 2005. If we elect the prospective method, we expect that the impact of expensing stock options, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.05 to $0.08 per share in 2005. We do not expect the impact of SFAS 123R to have a material impact on our cash flow or liquidity. See Note 6 to the consolidated financial statements for assumptions used calculating the fair value of employee stock options.

(2)	Acquisitions, Dispositions and Discontinued Operations

On June 30, 2004, the Company completed the sale of substantially all of the assets of its domestic direct-to-consumer diabetic and respiratory supplies business to a private equity firm. As a result, the accompanying consolidated financial statements reflect the operations of this division as discontinued operations for all periods presented. The Company received cash proceeds, net of transaction costs, of $101,055. The sale resulted in a gain of $51,812, or $30,938 net of income taxes. The assets sold consisted primarily of property and equipment and other assets, and are reflected as “assets of discontinued operation sold” on the consolidated balance sheets. “Assets of discontinued operation sold” also includes goodwill and intangible assets sold of $16,290. The buyer also assumed certain accrued liabilities. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. The accounts and rebates receivable of $2,982, net, and $27,435, net, are reflected in “other receivables” on the consolidated balance sheets at December 31, 2004 and 2003, respectively.

In connection with the sale, the Company increased the allowance for doubtful accounts for the retained receivables by $11,900 to provide for the estimated effect the sale of the business and the decision in the fourth quarter of 2004 to outsource the collection effort to a third party could have on collections. Also related to the sale, liabilities totaling $1,513 were recorded for employee termination benefits and other costs related to the discontinued operations. Both charges are included as part of the gain on sale, since the effects are a direct result of the decision to dispose of the business. As of December 31, 2004, the reserve balance of $918 for employee termination benefits and other costs is included in “accrued liabilities” on the consolidated balance sheets. A reconciliation of the beginning accrued liability and the balance at December 31, 2004 follows.

	Beginning			Balance
	Accrual			December
Type of Charge	June 30, 2004	Payments	Adjustments	31, 2004
Employee termination benefits	$685	$(224)	$(131)	$330
Contractual obligations	430	(100)	—	330
Transaction costs	173	(173)	—	—
Other accruals	225	(111)	144	258

Total	$1,513	$(608)	$13	$918

The adjustments for employee termination benefits and other accruals relates to revisions to estimates for future obligations. The Company estimates remaining payments on the above liability to be paid in 2005.

In February 2001, the Company completed the sale of the business and certain assets of Quality Diagnostic Services, Inc. (“QDS”) and received cash proceeds totaling approximately $18,000. The accounts receivable of QDS, were excluded from the sale. In 2002, cash flows from collections of QDS’ accounts receivable, less costs of collection, was $642. In 2002, the Company recorded an additional loss, net of income taxes, of approximately $682 as a result of greater than expected costs of collection and lower than expected cash receipts from the retained receivables. Of this amount, $124 was included in earnings (loss) from discontinued operations, and $558 was included in gain (loss) on disposal.

The operating results of discontinued operations are as follows:

	Years Ended December 31,
	2004	2003	2002
Revenues	$41,180	$74,524	$65,019

Earnings (loss) from discontinued operations, net of income tax benefit (expense) of $897, $(1,005) and $163 in 2004, 2003 and 2002, respectively	(658)	1,296	(728)
Gain (loss) on disposal of discontinued operations, net of income tax benefit (expense) of $(20,874) and $342 in 2004 and 2002, respectively	30,938	—	(558)

Earnings (loss) from discontinued operations	$30,280	$1,296	$(1,286)

On September 30, 2002, the Company acquired all of the issued and outstanding stock of Quality Oncology, Inc. (“QO”), a national provider of cancer disease management services, for consideration valued for financial statement purposes at $19,751. Under the terms of the agreement, the Company initially paid $3,255 in cash and issued approximately 1,335,000 shares of common stock. An additional 63,000 shares were issued in February 2003 pursuant to a purchase price adjustment. On June 30, 2004, the Company paid $20,480 in cash as additional financial consideration based upon QO’s 2003 operating results. Results of operations of QO have been included in the consolidated statement of operations of the Company effective October 1, 2002.

Effective June 14, 2002, the Company acquired MarketRing.com, Inc. (“MarketRing”), a healthcare information technology company. For financial statement purposes, the acquisition was recorded at fair value of $4,087 and was paid by the issuance of approximately 402,000 shares of common stock. In 2002, the Company recorded goodwill of $2,787 related to this acquisition. In 2003, the Company issued approximately 39,000 additional shares related to the acquisition. An additional $419 of goodwill was recorded in 2003 related to the acquisition. The Company’s financial statements include the operations of MarketRing commencing on June 14, 2002.

In 2003, the Company purchased the assets of a healthcare management firm specializing in case and utilization management for consideration, net of cash acquired, of $603. An additional $200 was paid in 2004 on the anniversary of the acquisition in accordance with the terms of the agreement.

(3)	Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2004	2003
Unsecured 11% senior notes, net of unamortized discount of $77 and $5,766 at December 31, 2004 and 2003, respectively, plus unamortized deferred gains resulting from termination of interest rate swaps of $15 and $2,243 at December 31, 2004 and 2003, respectively; interest payable semi-annually on May 1 and November 1, maturing May 2008	$1,938	$118,477

Unsecured 4.875% convertible senior subordinated notes, net of unamortized discount of $2,471 at December 31, 2004, interest payable semi-annually on May 1 and November 1, maturing May 2024	83,779	—

Revolving credit facility; interest at LIBOR plus 2.9% payable monthly; currently effective until October 2005	—	2,418

Capital lease obligations; interest ranging from approximately 5.5% to 18.1% with various monthly payments and maturing at various dates through March 2007 (Note 8)	107	240

Other debt; interest rate 3.1%; payable in monthly installments through May 2005	792	673

Total long-term debt	86,616	121,808

Less current installments	(865)	(803)

Long-term debt, excluding current installments	$85,751	$121,005

On March 29, 2004, the Company commenced a tender offer for all of its unsecured 11% Senior Notes, which had an aggregate principal amount of $122,000. The Company received valid tenders from holders of $120,000 in aggregate principal amount of the 11% Senior Notes. On June 30, 2004, the Company completed the repurchase of the 11% Senior Notes tendered in the tender offer with proceeds from the issuance of convertible senior subordinated debt as described below and with the proceeds from the sale of assets of the pharmacy and supplies business (see Note 2). The retirement of the 11% Senior Notes resulted in a loss of $22,886, or $14,144 after taxes. Additionally, in connection with the tender offer, the holders of the 11% Senior Notes consented to amend the indenture governing the 11% Senior Notes to eliminate substantially all of the restrictive covenants, certain related events of default and certain other terms applicable to the $2,000 of 11% Senior Notes not purchased in the tender offer.

On May 5, 2004, the Company completed the sale of $75,000 in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. On June 3, 2004, the initial purchaser of the notes exercised its option to purchase an additional $11,250 in aggregate principal amount of the notes. The notes are convertible into shares of the Company’s common stock at a conversion rate of 50.873 shares per $1 principal amount of the notes (equal to an initial conversion price of approximately $19.64 per share). Interest is payable on May 1 and November 1 of each year, beginning in November 2004. The notes are unsecured and are guaranteed by certain of the Company’s domestic subsidiaries. The Company used the proceeds, net of discount, of $83,705 from the issuance of the convertible senior subordinated notes to partially fund the repurchase of $120,000 in aggregate principal amount of 11% Senior Notes tendered in the tender offer as described above.

The Company also has available a revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other assets of the Company. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% (5.18% at December 31, 2004), and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of December 31, 2004, there was no outstanding balance, and approximately $23.1 million was available for borrowing under this credit facility.

As discussed above, amendments were made to the indenture governing the 11% Senior Notes that eliminated substantially all of the restrictive covenants and certain events of default and related provisions related to the remaining $2,000 of 11% Senior Notes. The amendments will provide the Company with increased operating and financial flexibility. The Company, however, is still bound by covenants contained in the indenture for the convertible senior subordinated notes and the revolving credit facility agreement. Covenants in these instruments limit the ability of the Company to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the credit facility, the Company is required to maintain certain financial ratios. As of December 31, 2004, the Company was in compliance with the financial covenants in its credit instruments.

Approximate aggregate minimum annual payments due on long-term debt, excluding the unamortized discount and deferred gains on interest rate swaps, for the five years subsequent to December 31, 2004 and thereafter are as follows:

2005	$865
2006	34
2007	—
2008	2,000
2009	—
Thereafter	83,717

$86,616

(4)	Derivative Financial Instruments

The Company has periodically used interest rate swap agreements to hedge against changes in the fair value of the 11% fixed-rate debt obligation and to lower overall borrowing rates. Due to the retirement of a portion of the 11% Senior Notes (see Note 3), the Company does not intend to enter into any additional interest rate swap arrangements to hedge against the interest on the remaining $2,000 of 11% Senior Notes.

Effective March 5, 2003, the Company entered into an interest rate swap agreement with a bank involving $50,000 of the Company’s 11% Senior Notes, which were scheduled to mature in 2008. Under this arrangement, the bank was obligated to pay the Company an 11% fixed rate of interest semi-annually in arrears on May 1 and November 1. The Company was obligated to pay the bank semi-annually in arrears on May 1 and November 1 a variable rate of interest based on the six-month LIBOR rate plus 7.535% (determined at the end of the period). The variable rate at December 31, 2003 of 8.7542% reflected a rate reduction of 2.2458%. Effective August 18, 2003, the Company entered into a second interest rate swap agreement with the same bank for an additional $25,000 of the Company’s senior notes with terms as described above, except that the variable rate of interest for this second agreement was based on the six-

month LIBOR rate plus 6.7450% (also determined at the end of the period). The variable rate at December 31, 2003 of 7.9642% reflected a rate reduction of 3.0358%. In January 2004, both interest rate swaps were terminated, and the Company paid $315 to the bank. Under the swap agreements, the Company was required to maintain cash collateral with the bank. The collateral requirement was determined based on an initial base amount of $1,500 and varied based on fluctuations in market exposure. At December 31, 2003, the collateral totaled $1,742 of which $927 was included in “other assets” on the consolidated balance sheet, and $815 was included in cash and cash equivalents.

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

Due to the retirement of a portion of the 11% Senior notes a proportionate share of the net unamortized deferred gains resulting from the termination of the interest rate swaps was included in the loss on retirement of the 11% Senior Notes. The remaining balance of deferred gain of $15 is being amortized as a decrease to interest expense over the remaining term of the 11% Senior Notes (May 2008).

The Company reflected interest rate swap agreements on the consolidated balance sheet at fair value, which was based upon the estimated amount required to settle the agreement. The carrying value of the related portion of fixed-rate debt being hedged was adjusted by the change in fair value of the portion of the debt hedged by the interest rate swap attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreements, as well as the change in the adjusted carrying value of the related portion of the fixed-rate debt that was being hedged, had offsetting effects on net interest expense in the consolidated condensed statements of operations, since the interest rate swaps were fully effective. Interest expense was reduced by $685, $1,104 and $994 in 2004, 2003 and 2002, respectively as a result of the lower variable interest rates on the swaps. There were no swap agreements in effect as of December 31, 2004.

(5)	Income Taxes

The components of the earnings (loss) from continuing operations before income taxes are as follows:

	Years ended December 31,
	2004	2003	2002
Domestic	$(12,418)	$4,821	$(23,192)
Foreign	6,867	5,410	3,739

Total income from continuing operations before income taxes	$(5,551)	$10,231	$(19,453)

The components of the income tax expense (benefit) from continuing operations consisted of:

	Years ended December 31,
	2004	2003	2002
Current tax expense:
U.S. federal	$788	$—	$—
State and local	124	33	21
Non-U.S.	2,711	2,430	1,285

Total current tax expense	3,623	2,463	1,306

Deferred tax expense (benefit):
U.S. federal	(4,417)	1,430	(4,801)
State and local	(1,543)	328	(918)
Non-U.S.	—	—	—

Total deferred tax expense (benefit)	(5,960)	1,758	(5,719)

Total income tax expense (benefit)	$(2,337)	$4,221	$(4,413)

Below is a reconciliation of the expected income tax expense (benefit) from continuing operations – (based on the U.S. federal statutory income tax rate of 35% in 2004 and 2003 and 34% in 2002) to the actual income tax expense (benefit):

	Years ended December 31,
	2004	2003	2002
Computed expected income tax expense (benefit)	$(1,943)	$3,581	$(6,614)
Effect of:
State and local income taxes, net of federal effect	(922)	235	(592)
Non-U.S. municipal taxes and tax rate differences	367	431	150
Nondeductible expenses	435	289	3,074
Nontaxable income of captive insurance subsidiary	(270)	(272)	(266)
Other, net	(4)	(43)	(165)

Income tax expense (benefit)	$(2,337)	$4,221	$(4,413)

At December 31, 2004 and 2003, the deferred income tax assets consist of future tax benefits attributable to:

	December 31,
	2004	2003
Deferred income tax assets (liabilities):
Current:
Allowance for doubtful accounts and other receivables	$6,029	$2,820
Accruals and reserves not deducted for tax purposes	3,644	3,646
Deferred gain from terminations of interest rate swaps	2	198

	9,675	6,664

Non-current:
Accruals and reserves not deducted for tax purposes	—	118
Depreciation and amortization	(8,523)	(6,146)
Supplemental executive retirement plan	1,510	1,771
Deferred gain from terminations of interest rate swaps	4	674
Net operating loss carryforwards	15,564	27,731
Credit carryforwards	3,174	2,043
Other	(25)	333

	11,704	26,524

Total deferred income tax assets	$21,379	$33,188

Based on projections of taxable income in 2005 and future years, management believes that it is more likely than not that the Company will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2004, the Company had the following estimated operating loss carryforwards available for federal income tax reporting purposes to be applied against future taxable income with the corresponding tax year of expiration:

2011	$6,246
2012	1,824
2018	414
2019	355
2020	436
2021	462
2022	10,412
2023	15,901
2024	429

$36,479

The Company also has available alternative minimum tax (“AMT”) credit carryforwards of approximately $2,831 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $63,351.

The Company undergoes audits of its various tax returns from time to time. The Company records refunds from audits when receipt is assured and assessments when the loss is probable.

(6)	Shareholders’ Equity

Stock Option Plans

During 2004, the Board of Directors of the Company adopted the 2004 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2004 Stock Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Options, stock bonuses and rights to purchase the Company’s common stock may be granted to exercise or purchase an aggregate of not more than 375,000 shares of the Company’s common stock (subject to adjustment to reflect certain acquisitions). The 2004 Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares (subject to adjustment to reflect certain acquisitions). The term of each option is ten years from the date of grant. The options are exercisable based on established performance goals and are fully vested at five years.

During 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2002 Stock Incentive Plan also has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Options, stock bonuses and rights to purchase the Company’s common stock may be granted to exercise or purchase an aggregate of not more than 375,000 shares of the Company’s common stock (subject to adjustment to reflect certain acquisitions). The 2002 Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares (subject to adjustment to reflect certain acquisitions). The term of each option is ten years from the date of grant. The options are exercisable based on established performance goals and are fully vested at four years.

During 2001, the Board of Directors of the Company adopted the 2001 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2001 Stock Incentive Plan also has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Under the terms of this plan, a total of 375,000 shares of common stock were reserved for issuance. The 2001 Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options that become exercisable by an individual in any calendar year. Additionally, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares. The term of each option is ten years from the date of grant. The options are exercisable based on established performance goals and are fully vested at four years.

During 2000, the Board of Directors of the Company adopted the 2000 Non-employee Director Stock Option Plan, which provides for the issuance of non-qualified stock options to the Company’s non-employee directors. Under the terms of this plan, as amended in 2002, a total of 168,750 shares of common stock were reserved for issuance. The options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest monthly over 12 months from the date of grant. The term of each option is ten years from the date of grant.

The weighted average fair value of the individual options granted during 2004, 2003 and 2002 is estimated at $10.53, $5.45, and $6.10, respectively, on the date of grant. The fair values for those years were determined using the Black-Scholes option-pricing model with the following assumptions.

	2004	2003	2002
Dividend yield	None	None	None
Volatility	67%	72%	74%
Risk-free interest rate	3.43%	2.97%	3.82%
Expected life	5 Years	5 Years	5 Years

A summary of stock option transactions under these plans is shown below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,584,102	$10.81	2,062,338	$12.01	2,157,707	$13.36
Granted	677,857	$17.88	845,829	8.85	716,151	9.67
Exercised	(526,619)	$11.42	(44,106)	10.03	(121,826)	14.09
Canceled	(237,187)	$8.90	(279,959)	13.76	(689,694)	13.31

Outstanding at end of year	2,498,153	$12.62	2,584,102	$10.81	2,062,338	$12.01

Exercisable at end of year	885,134	$12.29	854,874	$13.30	808,305	$14.93

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options outstanding
		Weighted		Options exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Price	Outstanding	Life (years)	Price	Exercisable	Price
$4.57 - $10.00	674,496	7.6	$6.87	211,878	$7.98
$10.00 - $20.00	1,679,517	7.4	14.02	626,975	12.94
$20.00 - $30.00	144,140	7.4	23.21	46,281	23.16

	2,498,153		12.62	885,134	12.29

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”) to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 187,500 shares of the Company’s common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the Purchase Plan can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee’s compensation or 375 shares of common stock per quarter. A participant immediately ceases to be a participant in the Purchase Plan upon termination of his or her employment for any reason. During 2004, 2003 and 2002, respectively, approximately 49,000, 62,000 and 15,000 shares of common stock were issued under the Purchase Plan.

Shareholders’ Rights Plan

In connection with the 1996 merger of Tokos Medical Corporation (Delaware) and Healthdyne, Inc., the Company established a Shareholders’ Rights Agreement. The new holding company adopted a substantially identical Shareholders’ Rights Agreement in December 2004. If a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or announces a tender offer or exchange that would result in the acquisition of a beneficial ownership of 20% or more of the Company’s outstanding common stock, the rights detach from the common stock and are distributed to shareholders as separate securities. Each right entitles its holder to purchase one one-hundredth of a share (a unit) of common stock, at a purchase price of $1.63 per unit. The rights, which do not have voting power, expire on March 9, 2006 unless previously distributed and may be redeemed by the Company in whole at a price of $0.01 per right any time before and within ten days after their distribution. If the Company is acquired in a merger or other business combination transaction, or 50% of its assets or earnings power are sold at any time after the rights become exercisable, the rights entitle a holder to buy a number of common shares of the acquiring company having a market value of twice the exercise price of the right. If a person acquires 20% of the Company’s common stock or if a 15% or larger holder merges with the Company and the common stock is not changed or exchanged in such merger, or engages in self- dealing transactions with the Company, each right not owned by such holder becomes exercisable for the number of common shares of the Company having a market value of twice the exercise price of the right.

Retirement of Note Receivable from Shareholder

Selling and administrative expenses for 2002 included a non-cash charge of $2,508 related to the retirement of a $3,500 note receivable from a former executive acquired from a predecessor organization. The note, which matured on June 30, 2002, stipulated that the balance could be settled in full by surrender of collateral consisting of 187,500 shares of the Company’s common stock. The settlement generated a charge equal to the difference between the book value of the note and the closing market value on June 30, 2002 of the 187,500 shares.

(7)	Employee Benefit Plans

The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company’s obligation for contributions under the 401(k) plan is limited to each participant’s contribution but not more than 3% of the participant’s compensation. Discretionary Company contributions are allowed under the plan. Contributions to the plan in the years ended December 31, 2004, 2003 and 2002 were approximately $1,232, $1,019 and $887, respectively.

During 1997, the Company established a split-dollar life insurance contract for the benefit of a certain select group of senior management. Under the terms of the contract, the participants or their beneficiaries were entitled to the greater of the contract’s cash surrender value or the contract’s targeted benefit, less insurance premiums paid by the Company. On December 31, 2002, the Company terminated the contracts for certain former employees and the Company’s Chairman and Chief Executive Officer and restructured the contracts for other current employees by replacing the split-dollar life insurance contracts with a Supplemental Executive Retirement Plan (“SERP”). Under the SERP plan, individual trust accounts were opened and funded equal to the December 31, 2002 net present value of the targeted benefit under the prior split-dollar plan. Benefits vest under the SERP based on age and years of service with 100% vesting obtained at age 55 and 15 years of service. Earlier vesting may occur upon a change in control or other events as defined in the agreement. The Company recorded a charge of $14,247 in 2002 in connection with the termination and restructuring of the split-dollar plan. The amount represented the net present value of the targeted benefits under the plan (including tax mitigation amounts) of approximately $13,668, and $579 related to transaction costs and the net shortfall in the refund of cumulative premiums paid by the Company. The Company satisfied its obligations to participants by relinquishing its collateral interests in the split-dollar policies and through net incremental payments of approximately $3,086 (the effect of which was mitigated by the elimination of future premium obligations of $3,694). During 2004 and 2003, $162 and $170, respectively, were expensed related to the SERP and an additional $685 is expected to be expensed over the next seven years of expected service by the respective current employees. During 2004, the Company paid benefits of $1,200 in accordance with the plan. The liability under the SERP plan as of December 31, 2004 and 2003 was $3,882 and $4,554, respectively, and is recorded in “other long-term liabilities” on the consolidated balance sheets. The fair value of the assets in the SERP of $3,435 and $3,949 at December 31, 2004 and 2003, respectively, is recorded in “other assets” in the consolidated balance sheets.

(8)	Commitments

The Company is committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 2004 are as follows:

	Operating	Capital
Years ending December 31,	Leases	Leases
2005	$5,016	$78
2006	4,128	36
2007	3,735	—
2008	2,981	—
2009	2,314	—
Thereafter	1,084	—

	$19,258	114

Less interest		(7)

Present value of future minimum capital lease payments		$107

Amortization of capital leased assets is included in depreciation expense. Rental expense for cancelable and noncancelable leases was approximately $6,155, $5,673, and $5,666 for the years ended December 31, 2004, 2003 and 2002, respectively.

(9)	Contingencies and Concentrations

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or liquidity.

A qui tam action has been filed in the United States District Court for the Western District of Virginia by a former employee of the Company’s former domestic pharmacy and supplies division, against the Company and its subsidiary, Diabetes Self-Care, Inc. The complaint alleges improper claims by Diabetes Self-Care, Inc. for Medicare payments and seeks treble damages and civil penalties in unspecified amounts. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene or join in this suit. We are cooperating fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation.

The Company’s subsidiary, Facet Technologies, LLC (“Facet”), currently purchases virtually all of the components for its products from one supplier, who has been a supplier to Facet for more than 15 years. Under the agreement, some terms, such as pricing, are negotiated annually while others, such as the exclusivity arrangement, are renewable after longer periods. The exclusivity provisions of the agreement will expire December 2005. Termination of this agreement could cause an interruption in supply and a possible loss of sales, which would affect operating results adversely.

(10)	Quarterly Financial Information – Unaudited

Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 2004 and 2003.

	Quarter
	Fourth	Third	Second	First
2004:
Revenues	$79,211	$75,995	$71,946	$67,230

Net earnings (loss)
Continuing operations	$4,155	$4,210	$(11,855)	$276
Discontinued operations	(2,589)	(917)	33,132	654

Total	$1,566	$3,293	$21,277	$930

Net earnings (loss) per diluted common share
Continuing operations	$0.23	$0.24	$(0.77)	$0.02
Discontinued operations	(0.12)	(0.05)	2.15	0.04

Total	$0.11	$0.19	$1.38	$0.06

2003:

Revenues	$67,175	$63,069	$61,602	$60,477

Net earnings (loss)
Continuing operations	$2,270	$1,669	$973	$1,098
Discontinued operations	(204)	707	771	22

Total	$2,066	$2,376	$1,744	$1,120

Net earnings (loss) per diluted common share
Continuing operations	$0.14	$0.11	$0.06	$0.07
Discontinued operations	(0.01)	0.04	0.05	—

Total	$0.13	$0.15	$0.11	$0.07

The sum of the four quarterly net earnings (loss) per diluted common share amounts may not equal the annual amount reflected on the consolidated statements of operations due to the timing of quarterly net earnings (loss), the dilutive effect of the conversion of the 4.875% convertible senior subordinated notes during certain of the quarter periods and rounding.

(11)	Business Segment Information

The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business unit. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

The Company has two reportable business segments: Health Enhancement and Women’s and Children’s Health. The Health Enhancement segment is comprised of the Company’s disease management business, its foreign diabetes supply operation and its diabetes product design, development and assembly operation. The Health Enhancement segment currently offers disease management services for diabetes, cardiovascular disease, respiratory disorders, cancer, depression, chronic pain and hepatitis C. The Health Enhancement segment also includes Facet, a leading designer, developer, assembler and distributor of products for the diabetes market. In June 2004, the Company sold substantially all of the assets of the pharmacy and supplies division of this segment (see note 2). The results of operations of this business are classified as discontinued operations and are not included in the Company’s segment information.

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

The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies for the consolidated entity. Severance and related costs of $1,740 and $503 were incurred in the Health Enhancement and Women’s and Children’s Health segments, respectively, during the year ended December 31, 2002. Operating earnings (loss) by business segment exclude interest income and interest expense. An allocation of corporate expenses for shared services has been charged to the segments.

Summarized financial information as of and for the years ended December 31, 2004, 2003 and 2002 by business segment follows:

				Earnings (loss) from continuing
	Revenues			operations before income taxes
	2004	2003	2002	2004	2003	2002
Health Enhancement	$201,639	$157,929	$114,516	$29,701	$18,669	$10,451
Women’s and Children’s Health	92,768	94,423	98,158	7,072	13,393	12,564
Intersegment sales	(25)	(29)	(62)	—	—	—

Total segments	294,382	252,323	212,612	36,773	32,062	23,015

General corporate	—	—	—	(10,584)	(9,455)	(25,684)
Interest expense, net	—	—	—	(9,793)	(13,842)	(13,624)
Other income (expense), net	—	—	—	(21,947)	1,466	(3,160)

	$294,382	$252,323	$212,612	$(5,551)	$10,231	$(19,453)

	Identifiable assets			Depreciation and amortization
	2004	2003	2002	2004	2003	2002
Health Enhancement	$199,151	$189,575	$157,988	$2,845	$2,286	$1,712
Women’s and Children’s Health	32,094	31,633	31,265	1,683	2,303	2,370
General corporate	73,237	75,665	65,045	1,115	1,537	2,141
Assets of discontinued operation sold	—	36,609	37,109	—	—	—

	$304,482	$333,482	$291,407	$5,643	$6,126	$6,223

	Capital expenditures
	2004	2003	2002
Health Enhancement	$2,593	$3,858	$6,598
Women’s and Children’s Health	2,129	2,856	2,131
General corporate	4,987	1,376	1,214

	$9,709	$8,090	$9,943

The Company’s revenues from operations outside the U.S. were approximately 24% of total revenues in 2004 and 2003, and 22% of total revenues in 2002. Total assets for operations outside the U.S. were $26,887 and $22,400 at December 31, 2004 and 2003, respectively. During 2004, no single customer accounted for more than 10% of consolidated net revenues. Sales to a single customer within the Health Enhancement segment represented approximately 10% of consolidated net revenues in 2003 and 2002.

(12)	Supplemental Guarantor/Non-Guarantor Financial Information

Supplemental financial information is being provided in connection with the Company’s 4.875% convertible senior subordinated notes and the 11% Senior Notes, both of which are unconditionally guaranteed by the Company and certain of its domestic subsidiaries. All guarantees are joint and several, and each of the subsidiaries is 100% owned by the Company.

The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor foreign subsidiaries on a combined basis. The guarantor domestic subsidiaries of the convertible senior subordinated notes are also guarantor domestic subsidiaries of the 11% Senior Notes. As a result, the financial information for these subsidiaries is included in both columns on each statement for each period presented.

Consolidating Condensed Balance Sheets
December 31, 2004
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes [a]	Notes[b]	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$34,576	$599	$738	$2,071	$—	$37,385
Restricted cash	823	3,000	3,000	—	—	3,823
Trade accounts receivable, net	—	31,814	35,644	9,959	—	45,603
Inventories	—	11,808	11,944	13,256	—	25,200
Other current assets	15,622	976	1,299	610	—	17,531

Total current assets	51,021	48,197	52,625	25,896	—	129,542

Property and equipment, net	6,244	10,250	15,646	991	—	22,881
Intangible assets, net	—	120,884	131,138	4,171	—	135,309
Investment in subsidiaries	134,993	—	—	—	(134,993)	—
Deferred income taxes	11,702	—	2	—	—	11,704
Other assets	6,971	172	754	—	(2,679)	5,046

	$210,931	$179,503	$200,165	$31,058	$(137,672)	$304,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$807	$25	$58	$—	$—	$865
Other current liabilities	13,703	21,691	28,115	10,950	—	52,768

Total current liabilities	14,510	21,716	28,173	10,950	—	53,633

Long-term debt, excluding current installments	85,717	—	34	2,679	(2,679)	85,751
Intercompany	230,153	(191,685)	(214,801)	(15,352)	—	—
Other long-term liabilities	5,147	291	291	—	—	5,438

Total liabilities	335,527	(169,678)	(186,303)	(1,723)	(2,679)	144,822

Shareholders’ equity:
Common stock	159	—	—	—	—	159
Additional paid-in capital	323,810	117,937	128,191	4,173	(134,993)	321,181
Accumulated earnings (deficit)	(452,222)	239,686	266,488	22,745	—	(162,989)
Other	3,657	(8,442)	(8,211)	5,863	—	1,309

Total shareholders’ equity	(124,596)	349,181	386,468	32,781	(134,993)	159,660

	$210,931	$179,503	$200,165	$31,058	$(137,672)	$304,482

[a]	The guarantor domestic subsidiaries of these convertible notes are also guarantors of the 11% Senior Notes.
[b]	Includes the financial information for the guarantor domestic subsidiaries of the 4.875% convertible notes in the preceding column.

Consolidating Condensed Balance Sheets
December 31, 2003
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes [a]	Notes[b]	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$2,450	$510	$3,202	$2,901	$—	$8,553
Restricted cash	455	—	—	—	—	455
Trade accounts receivable, net	—	28,424	30,944	6,330	—	37,274
Inventories	—	10,221	10,262	11,999	—	22,261
Assets of discontinued operation sold	—	—	36,609	—	—	36,609
Other current assets	35,992	2,376	2,789	397	—	39,178

Total current assets	38,897	41,531	83,806	21,627	—	144,330

Property and equipment, net	2,413	9,679	16,042	773	—	19,228
Intangible assets, net	—	120,900	130,687	4,578	—	135,265
Investment in subsidiaries	135,202	—	—	—	(135,202)	—
Deferred income taxes	26,522	—	2	—	—	26,524
Other assets	9,919	162	217	—	(2,001)	121,005

	$212,953	$172,272	$230,754	$26,978	$(137,203)	$333,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$740	$35	$63	$—	$—	$803
Other current liabilities	30,003	28,835	39,288	13,025	—	82,316

Total current liabilities	30,743	28,870	39,351	13,025	—	83,119

Long-term debt, excluding current installments	120,912	25	93	2,001	(2,001)	121,005
Intercompany	154,382	(183,566)	(137,849)	(16,533)	—	—
Other long-term liabilities	4,776	855	1,035	—	—	5,811

Total liabilities	310,813	(153,816)	(97,370)	(1,507)	(2,001)	209,935

Shareholders’ equity:
Common stock	153	—	—	—	—	153
Additional paid-in capital	315,679	118,205	127,992	4,578	(135,202)	313,047
Accumulated earnings (deficit)	(417,283)	216,325	208,342	18,886	—	(190,055)
Other	3,591	(8,442)	(8,210)	5,021	—	402

Total shareholders’ equity	(97,860)	326,088	328,124	28,485	(135,202)	123,547

	$212,953	$172,272	$230,754	$26,978	$(137,203)	$333,482

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2004
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes[a]	Notes[b]	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$189,330	$222,925	$71,481	$(24)	$294,382

Cost of revenues	—	100,927	114,092	55,677	(24)	169,745
Selling and administrative expenses	28,383	45,844	58,409	9,106	—	95,898
Provision for doubtful accounts	—	2,326	2,424	126	—	2,550

Operating earnings (loss) from continuing operations	(28,383)	40,233	48,000	6,572	—	26,189

Interest income (expense), net	(9,643)	(4)	13	(163)	—	(9,793)
Other income (expense), net	(22,318)	118	115	256	—	(21,947)

Earnings (loss) from continuing operations before income taxes	(60,344)	40,347	48,128	6,665	—	(5,551)
Income tax benefit (expense)	25,405	(16,986)	(20,262)	(2,806)	—	2,337

Earnings (loss) from continuing operations	(34,939)	23,361	27,866	3,859	—	(3,214)
Earnings from discontinued operations	—	—	30,280	—	—	30,280

Net earnings (loss)	$(34,939)	$23,361	$58,146	$3,859	$—	$27,066

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2003
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes[a]	Notes[b]	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$180,339	$192,630	$59,751	$(58)	$252,323

Cost of revenues	—	93,633	101,594	46,531	(58)	148,067
Selling and administrative expenses	21,550	43,168	49,330	7,356	—	78,236
Provision for doubtful accounts	—	3,214	3,383	30	—	3,413

Operating earnings (loss) from continuing operations	(21,550)	40,324	38,323	5,834	—	22,607
Interest income (expense), net	(13,569)	(3)	63	(336)	—	(13,842)
Other income (expense), net	1,394	(44)	(44)	116	—	1,466

Earnings (loss) from continuing operations before income taxes	(33,725)	40,277	38,342	5,614	—	10,231
Income tax benefit (expense)	13,914	(16,617)	(15,819)	(2,316)	—	(4,221)

Earnings (loss) from continuing operations	(19,811)	23,660	22,523	3,298	—	6,010
Earnings from discontinued operations	—	—	1,296	—	—	1,296

Net earnings (loss)	$(19,811)	$23,660	$23,819	$3,298	$—	$7,306

Consolidating Condensed Statements of Operations
For the Year Ended December 31, 2002
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes[a]	Notes[b]	Subsidiaries	Eliminations	Consolidated

Revenues	$—	$162,564	$166,643	$46,031	$(62)	$212,612

Cost of revenues	—	84,357	88,467	36,784	(62)	125,189
Selling and administrative expenses	37,152	37,216	41,716	5,670	—	84,538
Provision for doubtful accounts	—	5,367	5,554	—	—	5,554

Operating earnings (loss) from continuing operations	(37,152)	35,624	30,906	3,577	—	(2,669)

Interest income (expense), net	(13,251)	6	(4)	(369)	—	(13,624)
Other income (expense), net	(1,048)	(68)	(2,038)	(74)	—	(3,160)

Earnings (loss) from continuing operations before income taxes	(51,451)	35,562	28,864	3,134	—	(19,453)
Income tax benefit (expense)	11,672	(8,067)	(6,548)	(711)	—	4,413

Earnings (loss) from continuing operations	(39,779)	27,495	22,316	2,423	—	(15,040)
Loss from discontinued operations	—	—	(1,286)	—	—	(1,286)

Net earnings (loss)	$(39,779)	$27,495	$21,030	$2,423	$—	$(16,326)

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2004
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes[a]	Notes[b]	Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(30,049)	$14,488	$38,773	$(3,061)	$5,663
Net cash provided by discontinued operations	—	—	3,640	—	3,640

Net cash provided by (used in) operating activities	(30,049)	14,488	42,413	(3,061)	9,303

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,560)	(3,249)	(3,679)	(470)	(9,709)
Purchases of property and equipment, discontinued operations	—	—	(456)	—	(456)
Proceeds from disposition of business, net	101,055	—	—	—	101,055
Payment of acquisition obligation	(20,480)	—	—	—	(20,480)
Increase in restricted cash	(368)	(3,000)	(3,000)	—	(3,368)
Net proceeds from investments	927	—	—	—	927
Acquisition of businesses, net of cash acquired	—	—	(200)	—	(200)

Net cash provided by (used in) investing activities	75,574	(6,249)	(7,335)	(470)	67,769

Cash Flows from Financing Activities:
Proceeds from issuance of convertible senior debt, net	83,210	—	—	—	83,210
Proceeds from issuance of debt	2,446	—	—	—	2,446
Net repayment for the retirement of 11% Senior Notes	(136,518)	—	—	—	(136,518)
Principal repayments of long-term debt	(2,440)	(35)	(35)	—	(2,475)
Net repayments under credit agreements	(2,418)	—	—	—	(2,418)
Proceeds from issuance of common stock	6,608	—	—	—	6,608

Net cash used in financing activities	(49,112)	(35)	(35)	—	(49,147)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	907	907
Net change in intercompany balances	35,713	(8,115)	(37,507)	1,794	—

Net increase (decrease) in cash and cash equivalents	32,126	89	(2,464)	(830)	28,832
Cash and cash equivalents at beginning of year	2,450	510	3,202	2,901	8,553

Cash and cash equivalents at end of year	$34,576	$599	$738	$2,071	$37,385

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2003
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes[a]	Notes[b]	Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(15,217)	$35,495	$28,134	$2,620	$15,537
Net cash used in discontinued operations	—	—	(3,394)	—	(3,394)

Net cash provided by (used in) operating activities	(15,217)	35,495	24,740	2,620	12,143

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,706)	(3,895)	(3,955)	(429)	(8,090)
Purchases of property and equipment, discontinued operations	—	—	(3,422)	—	(3,422)
Increase in restricted cash	(455)	—	—	—	(455)
Net purchases of investments	(927)	—	—	—	(927)
Acquisition of businesses, net of cash acquired	—	—	(603)	—	(603)
Proceed from sales of short-term investments	—	—	154	—	154

Net cash used in investing activities	(5,088)	(3,895)	(7,826)	(429)	(13,343)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,919	—	—	—	1,919
Principal repayments of long-term debt	32	(12)	(40)	(1,965)	(1,973)
Net proceeds under credit agreements	2,418	—	—	—	2,418
Proceeds from issuance of common stock	816	—	—	—	816

Net cash provided by (used in) financing activities	5,185	(12)	(40)	(1,965)	3,180

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,073	1,073
Net change in intercompany balances	15,920	(31,444)	(16,021)	101	—

Net increase in cash and cash equivalents	800	144	853	1,400	3,053
Cash and cash equivalents at beginning of year	1,650	366	2,349	1,501	5,500

Cash and cash equivalents at end of year	$2,450	$510	$3,202	$2,901	$8,553

Consolidating Condensed Statements of Cash Flows
For the Year Ended December 31, 2002
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes[a]	Notes[b]	Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(5,864)	$41,363	$21,963	$7,124	$23,223
Net cash used in discontinued operations	—	—	(2,701)	—	(2,701)

Net cash provided by (used in) operating activities	(5,864)	41,363	19,262	7,124	20,522

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,211)	(3,944)	(4,368)	(364)	(9,943)
Purchases of property and equipment, discontinued operations	—	—	(6,157)	—	(6,157)
Acquisition of businesses, net of cash acquired	—	—	(3,526)	—	(3,526)

Net cash used in investing activities	(5,211)	(3,944)	(14,051)	(364)	(19,626)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	1,462	—	—	—	1,462
Principal repayments of long-term debt	572	(12)	(16)	(2,573)	(2,017)
Proceeds from issuance of common stock	1,858	—	—	—	1,858

Net cash provided by (used in) financing activities	3,892	(12)	(16)	(2,573)	1,303

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,318	1,318
Net change in intercompany balances	7,967	(37,554)	(3,834)	(4,133)	—

Net increase (decrease) in cash and cash equivalents	784	(147)	1,361	1,372	3,517
Cash and cash equivalents at beginning of year	866	513	988	129	1,983

Cash and cash equivalents at end of year	$1,650	$366	$2,349	$1,501	$5,500

(13)	Subsequent Events

In December 2004, the Company’s Board of Directors approved a three-for-two stock split (in the form of a stock dividend) of the Company’s common stock. The additional shares were distributed on February 4, 2005 to shareholders of record as of the close of business on January 19, 2005. Accordingly, all amounts for common stock, additional paid-in capital, number of shares, except shares authorized, and per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

On March 9, 2005, the Company announced the signing of a definitive agreement to acquire the business of Miavita LLC, a leading provider of on-line health and wellness solutions, for approximately $5,000 in cash with potential additional amounts to be paid under earnout arrangements. The acquisition is expected to be completed on April 1, 2005.