Form 10-Q
period 2005-03-31
MATRIA HEALTHCARE INC
filed 2005-05-10
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-20619

MATRIA HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2205984
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Parkway Place	30067
Marietta, Georgia
(Address of principal executive offices)	(Zip Code)

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

Yes ☑       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑       No ☐

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of April 29, 2005 was 16,095,371.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 6. Exhibits	29

SIGNATURES	30
EX-11 COMPUTATION OF EARNINGS (LOSS) PER SHARE
EX-21 LIST OF SUBSIDIARIES
EX-31.1 CERTIFICATION OF PARKER H. PETIT
EX-31.2 CERTIFICATION OF STEPHEN M. MENGERT
EX-32.1 CERTIFICATION OF PARKER H. PETIT
EX-32.2 CERTIFICATION OF STEPHEN M. MENGERT
EX-99.1 ASSET PURCHASE AGREEMENT

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets :
Cash and cash equivalents	$38,962	$37,385
Restricted cash	3,823	3,823
Trade accounts receivable, less allowances of $2,528 and $2,556 at March 31, 2005 and December 31, 2004, respectively	47,861	45,603
Inventories	23,128	25,200
Prepaid expenses and other current assets	17,200	17,531

Total current assets	130,974	129,542

Property and equipment, less accumulated depreciation of $22,454 and $22,101 at March 31, 2005 and December 31, 2004, respectively	24,640	22,881
Goodwill, less accumulated amortization of $23,574	134,193	134,193
Deferred income taxes	9,621	11,704
Other assets, net	6,030	6,162

	$305,458	$304,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$255	$865
Accounts payable, principally trade	26,805	31,202
Accrued liabilities	21,988	21,566

Total current liabilities	49,048	53,633
Long-term debt, excluding current installments	85,777	85,751
Other long-term liabilities	5,379	5,438

Total liabilities	140,204	144,822

Shareholders’ equity:
Common stock, $.01 par value. Authorized 25,000 shares: issued and outstanding – 16,034 and 15,860 shares at March 31, 2005 and December 31, 2004, respectively	160	159
Additional paid-in capital	323,549	321,181
Accumulated deficit	(159,183)	(162,989)
Accumulated other comprehensive earnings	728	1,309

Total shareholders’ equity	165,254	159,660

	$305,458	$304,482

     See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues
Net revenues from services	$56,538	$47,504
Net sales of products	21,036	19,726

Total revenues	77,574	67,230

Cost of revenues
Cost of services	29,019	27,518
Cost of goods sold	13,866	12,952

Total cost of revenues	42,885	40,470
Selling and administrative expenses	26,116	23,035
Provision for doubtful accounts	879	(18)

Total operating expenses	69,880	63,487

Operating earnings from continuing operations	7,694	3,743
Interest expense, net	(1,048)	(3,268)
Other income, net	52	—

Earnings from continuing operations before income taxes	6,698	475
Income tax expense	(2,696)	(199)

Earnings from continuing operations	4,002	276
Earnings (loss) from discontinued operations, net of income taxes	(196)	654

Net earnings	$3,806	$930

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.25	$0.02
Discontinued operations	(0.01)	0.04

	$0.24	$0.06

Diluted:
Continuing operations	$0.22	$0.02
Discontinued operations	(0.01)	0.04

	$0.21	$0.06

Weighted average shares outstanding:
Basic	15,943	15,335

Diluted	21,409	16,278

     See accompanying notes to consolidated condensed financial statements .

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited )

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$3,806	$930
Less, earnings (loss) from discontinued operations, net of income taxes	(196)	654

Earnings from continuing operations	4,002	276
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,666	1,403
Amortization of debt discount and expenses	118	325
Provision for doubtful accounts	879	(18)
Deferred income taxes	2,083	643
Payment for termination of interest rate swap agreements	—	(315)
Other	143	86
Changes in assets and liabilities:
Trade accounts receivable	(3,574)	133
Inventories	1,392	51
Prepaid expenses and other current assets	(396)	516
Noncurrent assets	(249)	(575)
Accounts payable	(4,045)	(2,586)
Accrued and other liabilities	1,016	2,883

Net cash provided by continuing operations	3,035	2,822
Net cash provided by (used in) discontinued operations	139	(1,176)

Net cash provided by operating activities	3,174	1,646

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,217)	(2,880)
Purchases of property and equipment related to discontinued operations	—	(164)
Net purchases of investments	—	(574)

Net cash used in investing activities	(3,217)	(3,618)

Cash Flows from Financing Activities:
Net decrease in borrowings under credit agreement	—	(1,387)
Proceeds from the issuance of debt	—	71
Principal repayments of long-term debt	(619)	(569)
Proceeds from issuance of common stock	2,368	2,184

Net cash provided by financing activities	1,749	299

Effect of exchange rate changes on cash and cash equivalents	(129)	(79)

Net increase (decrease) in cash and cash equivalents	1,577	(1,752)
Cash and cash equivalents at beginning of year	37,385	8,553

Cash and cash equivalents at end of period	$38,962	$6,801

Supplemental disclosures of cash paid for:
Interest	$134	$156

Income taxes	$706	$90

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General

     The consolidated condensed financial statements as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The consolidated condensed balance sheet as of December 31, 2004, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results for the three months ended March 31, 2005, are not necessarily indicative of the results for the full year ending December 31, 2005.

     The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. (“Matria” or the “Company”) for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

     This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. Upon issuance, SFAS 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date, requiring public companies to apply the Statement in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. The Company expects to adopt SFAS 123(R) in its first interim period of 2006 and has concluded that SFAS 123(R) will have a negative impact on its financial position and results of operations. The Company expects the impact of expensing stock options currently outstanding, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.12 to $0.18 per share in 2006. The Company does not expect the impact of SFAS 123(R) to have a material impact on its cash flow or liquidity.

     See note 7 for the pro forma impact on net income and earning per share for the three-month periods ended March 31, 2005 and 2004, of all share-based payment transactions to date.

     On October 22, 2004, the United States enacted the American Jobs Creation Act (”AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500,000 and must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the U.S. is generally equal to 5.25% of the qualifying dividend.

     The AJCA generally allows the Company to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2004. The Company is currently assessing whether it will propose a plan of qualifying repatriation in 2005.

3. Comprehensive Earnings

     Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings and foreign currency translation adjustments. Comprehensive earnings for the three-month periods ended March 31, 2005 and 2004 were $3,225 and $994, respectively.

4. Stock Split

     In December 2004, the Company’s Board of Directors approved a three-for-two split of the Company’s common stock, effected in the form of a stock dividend. Each shareholder of record as of the close of business on January 19, 2005, received three shares of common stock for each two shares then held. The additional shares were distributed on February 4, 2005. Accordingly, all amounts for common stock, additional paid-in capital, number of shares (except shares authorized) and per share information in the consolidated condensed financial statements have been adjusted to reflect the stock split on a retroactive basis.

5. Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2005
	Carrying	Fair
	Amount	Value
Liabilities:
4.875% Convertible senior subordinated notes	$83,810	$148,807
11% Senior Notes	1,942	2,110

     The carrying amount of the convertible senior subordinated notes is net of the unamortized discount, and the estimated fair value is based upon the quoted market price at March 31, 2005. The carrying amount of the 11% Senior Notes is net of unamortized discount and unamortized net deferred gains on terminations of interest rate swaps. The estimated fair value of the 11% Senior Notes is based upon the redemption price payable for the 11% Senior Notes on May 1, 2005, the first date upon which the 11% Senior Notes are redeemable.

     The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other accrued expenses and liabilities, and short and other long-term debt. These financial assets and liabilities have carrying values that approximate fair value due to their short-term or variable rate nature.

6. Business Segment Information

     The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business units. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

     The Company currently has two reportable business segments: Health Enhancement and Women’s and Children’s Health. The Health Enhancement segment is comprised of the Company’s disease management business, its foreign diabetes business and its diabetes product design, development, assembly and distribution operation. The Health Enhancement segment currently offers disease management services for diabetes, cardiovascular disease, respiratory disorders, cancer, obesity, depression, chronic pain and hepatitis C. The Health Enhancement segment also includes our foreign diabetes division, which provides diabetes products and supplies and certain value-added services directly to patients, and Facet Technologies, LLC, or Facet, a leading designer, developer, assembler and distributor of products for the diabetes market. In June 2004, the Company sold substantially all of the assets of the pharmacy and supplies division of this segment (see note 10). The results of operations of this business are classified as discontinued operations and are not included in the Company’s segment information.

     The Women’s and Children’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients, including those with gestational diabetes, hypertension, hyperemesis, anticoagulation disorders and those experiencing, or at risk of, preterm labor. In addition, the Company recently began to provide neonatal intensive care case management.

     The accounting policies of the reportable business segments are the same as those for the consolidated entity. Operating earnings by reportable business segment exclude interest income and interest expense. An allocation of corporate expenses for shared services has been charged to the segments.

     Summarized financial information as of and for the three-month periods ended March 31, 2005 and 2004 by reportable business segment follows:

			Earnings from
			Continuing Operations
			Before
	Revenues		Income Taxes
Three Months Ended March 31,	2005	2004	2005	2004
Health Enhancement	$53,432	$44,770	$8,581	$4,970
Women’s and Children’s Health	24,144	22,468	1,826	1,370
Intersegment sales	(2)	(8)	—	—

Total segments	77,574	67,230	10,407	6,340
General corporate expenses	—	—	(2,713)	(2,597)
Interest expense, net	—	—	(1,048)	(3,268)
Other income, net	—	—	52	—

Consolidated	$77,574	$67,230	$6,698	$475

	Identifiable Assets
	March 31,	December 31,
	2005	2004
Health Enhancement	$202,793	$199,151
Women’s and Children’s Health	32,537	32,094
General corporate	70,128	73,237

Consolidated assets	$305,458	$304,482

     The Company’s revenues from operations outside the U.S. were approximately 25% of total revenues for both the three-month periods ended March 31, 2005 and 2004. Total assets for operations outside the U.S. were $25,959 and $26,887 at March 31, 2005, and December 31, 2004, respectively. During the three-month period ended March 31, 2005, sales to a single customer in the Health Enhancement segment accounted for approximately 11% of consolidated net revenues. No single customer accounted for more than 10% of consolidated net revenues during the three-month period ended March 31, 2004.

7. Stock-Based Compensation

     Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to account for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted.

     The following table illustrates the effect on earnings (loss) from continuing operations and earnings (loss) per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended
	March 31,
	2005	2004
Earnings from continuing operations	$4,002	$276
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(322)	(438)

Pro forma earnings (loss) from continuing operations	$3,680	$(162)

Earnings (loss) per common share from continuing operations:
Basic — as reported	$0.25	$0.02
Basic — pro forma	0.23	(0.01)

Diluted — as reported	$0.22	$0.02
Diluted — pro forma	0.20	(0.01)

8. Long-Term Debt

     On June 30, 2004, the Company completed the repurchase of $120,000 in aggregate principal amount of its 11% Senior Notes tendered in a tender offer. This repurchase was funded with proceeds from the issuance of convertible senior subordinated debt (as described below) and from the sale of certain assets of the pharmacy and supplies business (see note 10). The retirement of the 11% Senior Notes resulted in a loss of $22,886, or $14,143 after taxes, in the second quarter of 2004. Additionally, in connection with the tender offer, the holders of the 11% Senior Notes consented to amend the indenture governing the 11% Senior Notes to eliminate substantially all of the restrictive covenants, certain related events of default and certain other terms applicable to the $2,000 of 11% Senior Notes not purchased in the tender offer.

     Also during the second quarter of 2004, the Company completed the sale of $86,250 in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. The notes are unsecured and are guaranteed by certain of the Company’s domestic subsidiaries. Interest is payable on May 1 and November 1 of each year. The Company used the proceeds, net of discount, of $83,705 from the issuance of the convertible senior subordinated notes to partially fund the repurchase of $120,000 in aggregate principal amount of 11% Senior Notes tendered in the tender offer as described above. Under the terms of the 4.875% convertible senior subordinated notes, if, among other things, the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30 trading day period, the Company may redeem the notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole payment.” Upon notice of redemption, the noteholders may elect to receive cash in the redemption or convert the 4.875% convertible senior subordinated notes into shares of the Company’s common stock at the conversion rate of approximately 50.873 shares per $1 principal amount of the notes (equal to a conversion price of approximately $19.66 per share). See note 11 for additional information regarding the Company’s notice of redemption of these notes.

     The Company has an available revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% (5.59% at March 31, 2005), and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of March 31, 2005, no amounts were outstanding, and approximately $23,300 was available for borrowing under this credit facility.

     The convertible senior subordinated notes indenture and the revolving credit facility agreement set forth a number of covenants binding on the Company. Covenants in such instruments limit the Company’s ability to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, under the credit facility, the Company is required to maintain certain financial ratios. As of March 31, 2005, the Company is in compliance with the financial covenants in its credit instruments.

9. Supplemental Guarantor/Non-Guarantor Financial Information

     Supplemental financial information is being provided in connection with the Company’s 4.875% convertible senior subordinated notes and the 11% Senior Notes, both of which are unconditionally guaranteed by the Company and certain of its domestic subsidiaries. All guarantees are joint and several, and each of the subsidiaries is 100% owned by the Company.

     The following financial information presents the consolidating condensed balance sheets, statements of operations and cash flows of the Company, the guarantor domestic subsidiaries on a combined basis and the non-guarantor subsidiaries on a combined basis. The guarantor domestic subsidiaries of the 4.875% convertible senior subordinated notes are also guarantor domestic subsidiaries of the 11% Senior Notes, and as a result, the financial information for these subsidiaries is included in both columns on each statement for each period presented.

Consolidating Condensed Balance Sheets
March 31, 2005
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes [a]	Notes [b]	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$31,684	$332	$3,470	$3,808	$—	$38,962
Restricted cash	550	3,273	3,273	—	—	3,823
Trade accounts receivable, net	—	34,094	39,768	8,093	—	47,861
Inventories	—	10,715	10,798	12,330	—	23,128
Other current assets	14,410	1,382	2,249	541	—	17,200

Total current assets	46,644	49,796	59,558	24,772	—	130,974

Property and equipment, net	6,727	10,347	16,726	1,187	—	24,640
Goodwill, net	—	120,569	130,822	3,371	—	134,193
Investment in subsidiaries	134,943	—	—	—	(134,943)	—
Deferred income taxes	9,619	—	2	—	—	9,621
Other assets	6,697	517	1,119	750	(2,536)	6,030

	$204,630	$181,229	$208,227	$30,080	$(137,479)	$305,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$205	$16	$50	$—	$—	$255
Other current liabilities	12,645	19,583	26,082	10,066	—	48,793

Total current liabilities	12,850	19,599	26,132	10,066	—	49,048

Long-term debt, excluding current installments	85,752	—	25	2,536	(2,536)	85,777
Intercompany	(64,308)	(194,663)	(212,731)	(15,374)	292,413	—
Other long-term liabilities	5,082	295	297	—	—	5,379

Total liabilities	39,376	(174,769)	(186,277)	(2,772)	289,877	140,204

Shareholders’ equity:
Common stock	160	—	—	—	—	160
Additional paid-in capital	323,549	117,937	128,191	4,123	(132,314)	323,549
Accumulated earnings (deficit)	(159,183)	246,503	274,524	23,447	(297,971)	(159,183)
Other	728	(8,442)	(8,211)	5,282	2,929	728

Total shareholders’ equity	165,254	355,998	394,504	32,852	(427,356)	165,254

	$204,630	$181,229	$208,227	$30,080	$(137,479)	$305,458

[a]	The guarantor domestic subsidiaries of these convertible notes are also guarantors of the 11% Senior Notes.

[b]	Includes the financial information for the guarantor domestic subsidiaries of the 4.875% convertible senior subordinated notes in the preceding column.

Consolidating Condensed Balance Sheets
December 31, 2004
(Unaudited)

		Guarantor
		Domestic	Guarantor
		Subsidiaries	Domestic	Non-
	Matria	for 4.875%	Subsidiaries	Guarantor
	Healthcare,	Convertible	for 11% Senior	Foreign
	Inc.	Notes[a]	Notes[b]	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$31,849	$326	$3,465	$2,071	$—	$37,385
Restricted cash	550	3,273	3,273	—	—	3,823
Trade accounts receivable, net	—	31,814	35,644	9,959	—	45,603
Inventories	—	11,808	11,944	13,256	—	25,200
Other current assets	15,622	976	1,299	610	—	17,531

Total current assets	48,021	48,197	55,625	25,896	—	129,542

Property and equipment, net	6,244	10,250	15,646	991	—	22,881
Goodwill, net	—	120,569	130,822	3,371	—	134,193
Investment in subsidiaries	134,993	—	—	—	(134,993)	—
Deferred income taxes	11,702	—	2	—	—	11,704
Other assets	6,971	487	1,070	800	(2,679)	6,162

	$207,931	$179,503	$203,165	$31,058	$(137,672)	$304,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current installments of long-term debt	$807	$25	$58	$—	$—	$865
Other current liabilities	13,703	21,691	28,115	10,950	—	52,768

Total current liabilities	14,510	21,716	28,173	10,950	—	53,633

Long-term debt, excluding current installments	85,717	—	34	2,679	(2,679)	85,751
Intercompany	(57,103)	(191,685)	(211,801)	(15,352)	284,256	—
Other long-term liabilities	5,147	291	291	—	—	5,438

Total liabilities	48,271	(169,678)	(183,303)	(1,723)	281,577	144,822

Shareholders’ equity:
Common stock	159	—	—	—	—	159
Additional paid-in capital	321,181	117,937	128,191	4,173	(132,364)	321,181
Accumulated earnings (deficit)	(162,989)	239,686	266,488	22,745	(289,233)	(162,989)
Other	1,309	(8,442)	(8,211)	5,863	2,348	1,309

Total shareholders’ equity	159,660	349,181	386,468	32,781	(419,249)	159,660

	$207,931	$179,503	$203,165	$31,058	$(137,672)	$304,482

Consolidating Condensed Statements of Operations
For the Three Months Ended March 31, 2005
(Unaudited)

		Guarantor
		Domestic
		Subsidiaries	Guarantor	Non-
	Matria	for 4.875%	Domestic Subsidiaries	Guarantor
	Healthcare,	Convertible	for 11% Senior	Foreign
	Inc.	Notes [a]	Notes [b]	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$48,887	$58,547	$19,028	$(1)	$77,574

Cost of revenues	—	25,032	27,598	15,288	(1)	42,885
Selling and administrative expenses	7,200	11,602	16,338	2,578	—	26,116
Provision for doubtful accounts	—	834	834	45	—	879

Operating earnings (loss) from continuing operations	(7,200)	11,419	13,777	1,117	—	7,694

Interest income (expense), net	(1,016)	(1)	9	(41)	—	(1,048)
Other income (expense), net	(39)	(8)	(8)	99	—	52

Earnings (loss) from continuing operations before income taxes	(8,255)	11,410	13,778	1,175	—	6,698
Income tax benefit (expense)	3,323	(4,593)	(5,546)	(473)	—	(2,696)
Equity in earnings (loss) of consolidated subsidiaries	8,738	—	—	—	(8,738)	—

Earnings (loss) from continuing operations	3,806	6,817	8,232	702	(8,738)	4,002
Loss from discontinued operations	—	—	(196)	—	—	(196)

Net earnings (loss)	$3,806	$6,817	$8,036	$702	$(8,738)	$3,806

Consolidating Condensed Statements of Operations
For the Three Months Ended March 31, 2004
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes [a]	Notes [b]	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$44,842	$50,275	$16,963	$(8)	$67,230

Cost of revenues	—	24,473	27,151	13,327	(8)	40,470
Selling and administrative expenses	6,626	11,638	14,305	2,104	—	23,035
Provision for doubtful accounts	—	—	(18)	—	—	(18)

Operating earnings (loss) from continuing operations	(6,626)	8,731	8,837	1,532	—	3,743

Interest income (expense), net	(3,218)	(1)	1	(51)	—	(3,268)
Other income (expense), net	(57)	10	10	47	—	—

Earnings (loss) from continuing operations before income taxes	(9,901)	8,740	8,848	1,528	—	475
Income tax benefit (expense)	4,148	(3,662)	(3,705)	(642)	—	(199)
Equity in earnings (loss) of consolidated subsidiaries	6,683	—	—	—	(6,683)	—

Earnings (loss) from continuing operations	930	5,078	5,143	886	(6,683)	276
Earnings from discontinued operations	—	—	654	—	—	654

Net earnings (loss)	$930	$5,078	$5,797	$886	$(6,683)	$930

Consolidating Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2005
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes [a]	Notes [b]	Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(3,100)	$3,808	$3,980	$2,155	$3,035
Net cash provided by discontinued operations	—	—	139	—	139

Net cash provided by (used in) operating activities	(3,100)	3,808	4,119	2,155	3,174

Cash Flows from Investing Activities:
Purchases of property and equipment	(690)	(814)	(2,260)	(267)	(3,217)

Net cash used in investing activities	(690)	(814)	(2,260)	(267)	(3,217)

Cash Flows from Financing Activities
Principal repayments of long-term debt	(610)	(9)	(9)	—	(619)
Proceeds from the issuance of common stock	2,368	—	—	—	2,368

Net cash used in financing activities	1,758	(9)	(9)	—	1,749

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(129)	(129)
Net change in intercompany balances	1,867	(2,979)	(1,845)	(22)	—

Net increase (decrease) in cash and cash equivalents	(165)	6	5	1,737	1,577
Cash and cash equivalents at beginning of year	31,849	326	3,465	2,071	37,385

Cash and cash equivalents at end of period	$31,684	$332	$3,470	$3,808	$38,962

Consolidating Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2004
(Unaudited)

		Guarantor	Guarantor
		Domestic	Domestic
		Subsidiaries	Subsidiaries	Non-
	Matria	for 4.875%	for 11%	Guarantor
	Healthcare,	Convertible	Senior	Foreign
	Inc.	Notes [a]	Notes [b]	Subsidiaries	Consolidated
Cash Flows from Operating Activities:
Net cash provided by (used in) continuing operations	$(1,325)	$2,453	$5,456	$(1,309)	$2,822
Net cash used in discontinued operations	—	—	(1,176)	—	(1,176)

Net cash provided by (used in) operating activities	(1,325)	2,453	4,280	(1,309)	1,646

Cash Flows from Investing Activities:
Net purchases of property and equipment	(645)	(1,248)	(2,224)	(11)	(2,880)
Purchases of property and equipment, discontinued operations	—	—	(164)	—	(164)
Net purchases of investments	(574)	—	—	—	(574)

Net cash used in investing activities	(1,219)	(1,248)	(2,388)	(11)	(3,618)

Cash Flows from Financing Activities
Net decrease in borrowings from credit agreement	(1,387)	—	—	—	(1,387)
Net principal repayments of long-term debt	(489)	(9)	(9)	—	(498)
Proceeds from the issuance of common stock	2,184	—	—	—	2,184

Net cash provided by (used in) financing activities	308	(9)	(9)	—	299

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(79)	(79)
Net change in intercompany balances	1,932	(1,187)	(2,229)	297	—

Net increase (decrease) in cash and cash equivalents	(304)	9	(346)	(1,102)	(1,752)
Cash and cash equivalents at beginning of year	2,450	510	3,201	2,902	8,553

Cash and cash equivalents at end of period	$2,146	$519	$2,855	$1,800	$6,801

10. Discontinued Operations

     On June 30, 2004, the Company completed the sale of substantially all of the assets of its direct-to-consumer diabetic and respiratory supplies business for total cash proceeds, net of transaction costs, of $101,055. The sale resulted in a gain of $51,812, or $30,938 net of income taxes. The assets sold consisted primarily of property and equipment and other assets. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. The retained accounts and rebates receivable of $2,147, net, and $2,982, net, are reflected in “prepaids and other current assets” on the consolidated condensed balance sheets at March 31, 2005, and December 31, 2004, respectively, and are presented as identifiable assets of general corporate in the business segment information in note 6.

     As of March 31, 2005, a liability of $595 primarily for remaining accruals related to the sale is included in “accrued liabilities” on the consolidated condensed balance sheets. The Company estimates the remaining payments of this liability to be paid in 2005. A reconciliation of the accrued liability balance as of March 31, 2005, follows.

	Balance		Balance
	December 31,		March 31,
Type of Charge	2004	Payments	2005
Employee termination benefits	$330	$(298)	$32
Contractual obligations	330	(25)	305
Other accruals	258	—	258

Total	$918	$(323)	$595

     During the first quarter of 2005, the Company recorded a $196 charge, net of income taxes, primarily for the ongoing costs of collecting the retained receivables. The collection effort has been outsourced to a third party. The operating results of discontinued operations are as follows:

	Three Months Ended
	March 31,
	2005	2004
Revenues	$—	$21,138

Earnings (loss) from operations before income taxes	$(321)	$1,128
Income tax benefit (expense)	125	(474)

Earnings (loss) from discontinued operations	$(196)	$654

11. Subsequent Events

     Acquisition: On April 1, 2005, the Company completed the acquisition of the business and assets of MiaVita LLC, a leading provider of on-line health and wellness solutions, for approximately $5,000 in cash with potential additional amounts to be paid under an earnout agreement. The business will be included in the Company’s Health Enhancement segment subsequent to the acquisition.

     Long-term debt: As disclosed in note 8 above, the terms of the 4.875% convertible senior subordinated notes provide that if, among other things, the closing price of the Company’s common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30 trading day period, the Company may redeem the notes at any time prior to May 1, 2009, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole payment.” On April 27, 2005, the Company issued notice to the noteholders of its intention to redeem the convertible senior subordinated notes on May 27, 2005. The notes are being redeemed at 100% of their principal amount together with accrued and unpaid interest. The noteholders will receive cash on the redemption date or the noteholders may, prior to the redemption date, convert the notes into shares of the Company’s common stock at a conversion rate of 50.873 shares per $1 principal amount of the notes (equal to a conversion price of $19.66 per share).

     The redemption offered to the noteholders also includes a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the securities through May 1, 2009. The “make-whole payment,” totaling approximately $15,200, will be paid in cash to noteholders who elect to convert, as well as to those whose notes are redeemed for cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the other financial information in this Report and the consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “Commission” or “SEC”). The discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in the Annual Report. The historical results of operations are not necessarily indicative of future results.

Executive Overview

     We provide comprehensive, integrated health enhancement services and related products that offer cost-saving solutions for many of the most costly medical conditions and chronic diseases, including diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, obesity, depression, chronic pain and hepatitis C. We seek to improve patient outcomes and lower healthcare costs through a broad range of disease management programs and direct clinical services. We emphasize a multidisciplinary approach to care that involves our clinicians working with physicians to oversee the adherence to treatment plans. We focus on the management of patients between visits to their physician, the improvement of the patient’s compliance with the physician’s care plan and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. To serve this critical aspect of patient care, we have invested heavily in disease management information technology, care center infrastructure and a national network of skilled multidisciplinary clinicians.

     We provide services to self-insured employers, private and government-sponsored health plans, pharmaceutical companies and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs.

     We have two reportable business segments: Health Enhancement and Women’s and Children’s Health.

•	Health Enhancement. At March 31, 2005, our Health Enhancement segment was comprised of our disease management business, our foreign diabetes business and Facet Technologies, LLC (“Facet”), our diabetes product design, development, assembly and distribution operation.

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

Our Health Enhancement segment also includes our foreign diabetes business, which provides diabetes products and supplies and certain value-added services directly to patients, and Facet, a leading designer, developer, assembler and distributor of products for the diabetes market. Facet has 30% to 50% of the world market share in each of the three major product lines used by patients with diabetes to obtain blood samples for testing blood glucose levels: standard lancets, lancing devices and safety lancets.

On April 1, 2005, we completed the acquisition of the business and assets of MiaVita LLC, a leading provider of on-line health and wellness solutions. The business will be included in our Health Enhancement segment subsequent to the acquisition.

On June 30, 2004, we completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our domestic direct to consumer pharmacy and supplies business. As a result of the sale of the domestic pharmacy and supplies business and the discontinuance of the lab business, the accompanying consolidated condensed financial statements reflect the operations of these divisions as discontinued operations for all periods presented.

Women’s and Children’s Health. Our Women’s and Children’s Health segment offers a wide range of clinical and disease management services designed to assist physicians and payors in the cost-effective management of maternity patients. The segment manages patients with gestational diabetes, hypertension, hyperemesis, and anticoagulation disorders, as well as patients experiencing or at risk for preterm labor. In addition, this segment recently began to provide neonatal intensive care case management.

Results of Operations

The following table summarizes key components and variations in our financial statements to facilitate understanding our results of operations. An explanation of the results follows the table.

	Three Months Ended March 31,
	2005	2004	Variance	Variance %
	(Amounts in thousands)
Revenues	$77,574	$67,230	$10,344	15.4%
Health Enhancement	53,432	44,770	8,662	19.3%
Women’s and Children’s Health	24,144	22,468	1,676	7.5%
Cost of revenues	42,885	40,470	2,415	6.0%
% of revenues	55.3%	60.2%
Health Enhancement	31,481	29,140	2,341	8.0%
% of segment revenues	58.9%	65.1%
Women’s and Children’s Health	11,406	11,337	69	0.6%
% of segment revenues	47.2%	50.5%
Selling and administrative expenses	26,116	23,035	3,081	13.4%
% of revenues	33.7%	34.3%
Provision for doubtful accounts	879	(18)	897	NM
% of revenues	1.1%	0.0%
Interest expense, net	1,048	3,268	(2,220)	(67.9)%
Other income, net	52	—	52	NM
Earnings from continuing operations before income taxes	6,698	475	6,223	NM
Income tax expense	2,696	199	2,497	NM
Earnings from continuing operations	4,002	276	3,726	NM

NM – Not Meaningful

     Revenues from continuing operations increased by $10.3 million, or 15.4%, to $77.5 million for the three-month period ended March 31, 2005, from $67.2 million in the same period in 2004. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $8.7 million, or 19.3% to $53.4 million. The majority of the growth in this segment is in the disease management component of this segment, where revenues increased $5.6 million, or 56.2%, for the three months ended March 31, 2005, compared to the same period in 2004. These revenue increases are due to new disease management contracts implemented in 2004 and in the first quarter of 2005. Facet’s revenue increased $1.3 million or 6.6%, primarily due an increased demand to supply a growing diabetic population. The foreign diabetes supply business increased its revenues $1.8 million, or 11.8%. Revenues in our Women’s and Children’s Health segment for the three-month period ended March 31, 2005, was $24.1 million, an increase of $1.7 million, or 7.5%, compared to the same period in 2004 due to the addition of new programs that are beginning to generate growth, coupled with a shift in mix to therapies with a higher average revenue amount per day.

     Cost of revenues as a percentage of revenues decreased to 55.3% for the three-month period ended March 31, 2005, from 60.2% for the same period in 2004. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 58.9% in 2005 from 65.1% in 2004, due to the improved margins in our domestic disease management services and the leveraging impact of higher revenues, partially offset by decreased margins in the foreign diabetes supply business. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment decreased to 47.2% for the three-month period ended March 31, 2005, from 50.5% for the same period in 2004 due to the increase in revenues and lower pricing from a major pharmaceutical vendor as well as lower clinical costs due to operating efficiencies.

     Selling and administrative expenses as a percentage of revenues decreased to 33.7% from 34.3% for the three-month period ended March 31, 2005, compared to the same period in 2004 primarily due to operational efficiencies achieved from higher revenues, primarily in the domestic disease management division.

     We provide for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues was 1.1% for the three-month period ended March 31, 2005. During the same period in 2004, the provision in the Women’s and Children’s Health segment decreased due to favorable collection experience on accounts receivable. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

     Interest expense, net, decreased by $2.2 million or 67.9%, for the three-month period ended March 31, 2005, compared to the same period in 2004. This decrease is related to the retirement of substantially all of the 11% Senior Notes in June 2004 partially offset by interest due to the issuance of the 4.875% convertible senior subordinated notes in May 2004. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 5.91% and 10.85% for the three-month periods ended March 31, 2005 and 2004, respectively.

     Income tax expense for the three-month period ended March 31, 2005, reflected a higher effective tax rate than the statutory tax rate due to state and foreign income taxes and various differences between tax and financial accounting. Cash outflows for income taxes for the three months ended March 31, 2005 and 2004 were $706,000 and $90,000, respectively, comprised of foreign, federal and state income taxes.

     Operations for our domestic direct-to-consumer diabetic and respiratory supplies businesses, which we sold on June 30, 2004, are included in discontinued operations. Loss from discontinued operations, net of taxes, was $196,000 for the three months ended March 31, 2005, compared to earnings, net of taxes, of $654,000 for the same period in 2004. The loss from discontinued operations is the result of ongoing expenses associated with the collection of the retained receivables. The collection efforts were outsourced to a third party in the first quarter of 2005.

Liquidity and Capital Resources

Operating Activities

     As of March 31, 2005, we had cash and cash equivalents of $39 million. Net cash provided by continuing operations increased to $3.0 million for the three months ended March 31, 2005, from $2.8 million in the comparable three months of 2004. This increase was due primarily to an increase in net income. The Company also experienced various changes in working capital, which included decreases in accounts payable and inventories and an increase in trade accounts receivable due to the increase in revenues. Total accounts receivable days’ sales outstanding (“DSO”) were 56 days as of March 31, 2005, consisting of a DSO of 50 days for the Health Enhancement segment and 68 days for the Women’s and Children’s Health segment.

Investing Activities

     Net cash used in investing activities totaled $3.2 million for 2005 compared to $3.6 million for 2004. Capital expenditures for continuing operations for the three-month periods ended March 31, 2005 and 2004 totaled $3.2 million and $2.9 million, respectively, related primarily to the replacement, expansion and enhancement of computer information systems. We expect to expend a total of approximately $11 million for capital items in 2005.

Financing Activities

     Net cash provided by financing activities was $1.7 million for 2005 compared to $299,000 for 2004. The increase in cash provided is primarily due to net repayments of borrowings under our credit agreement that were made in the three-month period of 2004. Proceeds received from participants under our stock purchase and stock option plans were $2.4 million and $2.2 million for the three months ended March 31, 2005, and 2004, respectively.

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

     On May 5, 2004, we completed the sale of $75 million in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. On June 3, 2004, the initial purchaser of the notes exercised its option to purchase an additional $11.3 million in aggregate principal amount of the notes. We received proceeds, net of discount, of $83.2 million from the issuance of the convertible senior subordinated notes. Under certain circumstances, the convertible senior subordinated notes are convertible into shares of our common stock at a conversion rate of 50.873 shares per $1,000 principal amount of the notes (equal to a conversion price of approximately $19.66 per share). Interest is payable on May 1 and November 1 of each year. The 4.875% convertible senior subordinated notes are unsecured and are guaranteed by certain of our domestic subsidiaries. We used the proceeds, net of discount, of $83.2 million from the issuance of the convertible senior subordinated notes and proceeds from the sale of substantially all of the assets of our direct-to-consumer diabetic and respiratory supplies business to fund the repurchase of $120 million in aggregate principal amount of 11% Senior Notes tendered in the tender offer as described above.

     The terms of our 4.875% convertible senior subordinated notes allow us to redeem the notes at any time prior to May 1, 2009, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole payment,” if, among other things, the closing price of our common stock exceeds 150% of the conversion price for at least 20 trading days in any consecutive 30 trading day period. On April 27, 2005, we issued notice to the noteholders of our intention to redeem the convertible senior subordinated notes on May 27, 2005. The notes are being redeemed at 100% of their principal amount together with accrued and unpaid interest. The noteholders will receive cash on the redemption date, or the noteholders may, prior to the redemption date, convert the 4.875% convertible senior subordinated notes into shares of our common stock at the conversion rate noted above.

     The redemption offered to the noteholders also includes a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009. The “make-whole payment,” totaling approximately $15.2 million, will be paid in cash to noteholders who elect to convert, as well as to those whose notes are redeemed for cash.

     We have an available revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility bear interest at the LIBOR rate plus 2.9% (5.59% at March 31, 2005), and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. During 2005, we plan to extend or replace the revolving credit facility. As of March 31 2005, no amounts were outstanding, and $23.3 million was available for borrowing under this credit facility.

     The convertible senior subordinated notes indenture and the revolving credit facility agreement set forth a number of covenants binding on us. Covenants in such instruments limit our ability to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to our current business or sell assets. In addition, under the credit facility, we are required to maintain certain financial ratios. As of March 31, 2005, we are in compliance with the financial covenants in our credit instruments.

     During the three-month period ended March 31, 2004, we entered into and terminated various interest rate swap arrangements with a bank for notional amounts ranging from $25 million to $75 million to hedge our 11% Senior Notes. Under these agreements the bank was obligated to pay us an 11% fixed rate of interest and we were obligated to pay the bank a rate based on the six-month LIBOR rate plus a fixed rate of interest, ranging from 6.745% to 7.535%. These interest rate swap arrangements reduced interest expense $456,000 for the three months ended March 31, 2004, as a result of lower variable interest rates on the swaps, and we paid the bank $315,000 when the agreements were terminated. We do not intend to enter into any additional interest rate swap arrangements to hedge against the 11% interest due on the remaining Senior Notes.

     We believe that our cash, other liquid assets, operating cash flows and revolving credit facility or any replacement facility, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least the next twelve months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

     We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

     The following sets forth our future minimum payments required under contractual obligations as of March 31, 2005:

		Payments Due by Year
	(Amounts in thousands)
	Total	2005	2006-2007	2008-2009	Thereafter

Long-term debt (1)	$88,531	$255	$26	$2,000	$86,250
Operating lease obligations	17,210	4,414	7,321	4,387	1,088
Other long-term obligations (2)	4,477	—	—	2,249	2,228

Total	$110,218	$4,669	$7,347	$8,636	$89,566

(1)	Includes capital lease obligations, but excludes interest associated with the long-term debt obligations and the redemption of the convertible senior subordinated notes discussed below.

(2)	Represents the Supplemental Executive Retirement Plan for certain key executives.

     Interest payments of $4.4 million under our 11% Senior Notes and our 4.875% convertible senior subordinated notes will be payable in 2005. Capital expenditures of approximately $11 million are estimated in 2005 as we continue to enhance our computer information systems.

     On April 27, 2005, we issued notice to the noteholders of our 4.875% convertible senior subordinated notes of our intention to redeem the senior notes on May 27, 2005. The notes are being redeemed at 100% of their principal amount together with accrued and unpaid interest. The noteholders will receive cash on the redemption date, or the noteholders may, prior to the redemption date, convert the 4.875% convertible senior subordinated notes into shares of our common stock at the conversion rate noted above. The redemption offered to the noteholders also includes a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009. The “make-whole payment,” totaling approximately $15.2 million, will be paid in cash to noteholders who elect to convert, as well as to those whose notes are redeemed for cash.

     In September 2004, we set aside $3.0 million pledged as collateral in an agreement with one of our major suppliers. The agreement expires in May 2005. We have other restricted funds of $823,000 as of March 31, 2005, that are used as collateral for insurance policies and amounts held in escrow related to customer contracts. Funds are held in interest-bearing investment accounts or certificates of deposit.

     As of March 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Uncertainties

     A qui tam action has been filed in the United States District Court for the Western District of Virginia by a former employee of our former domestic pharmacy and supplies division against the Company and its subsidiary, Diabetes Self-Care, Inc. The complaint alleges improper claims by Diabetes Self-Care, Inc. for Medicare payments and seeks treble damages and civil penalties in unspecified amounts. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene or join in this suit. We are cooperating fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation.

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

     For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Our clinical services and our foreign supply businesses are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our program or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues in the balance sheet, and revenues are recognized as services are performed. Some of the contracts for these services provide that a portion of our fees is at risk subject to our performance against financial cost savings and clinical criteria. Thus, a portion of our revenues are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. These reviews and adjustments have not resulted in a material reduction in any recent period of revenue previously reported. In 2005, 1.8% of our revenues recognized were at risk under these arrangements.

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

     Goodwill and Identifiable Intangible Assets. As of March 31, 2005, we reported goodwill and identifiable intangible assets at carrying amounts of $134.2 million and $1.1 million, respectively. The total of $135.3 million represents approximately 44% of total assets as of March 31, 2005. Our identifiable intangible assets are amortized over their respective estimated useful lives. Our goodwill is no longer amortized to expense.

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

     Income tax expense was $2.7 million and $199,000 for the three-month periods ended March 31, 2005 and 2004, respectively. As of December 31, 2004, our remaining net operating losses of $36.5 million, the tax effect of which is reflected on the balance sheet in “prepaid expenses and other current assets” and “deferred income taxes,” will be available to offset future taxable income liabilities. Based on projections of taxable income in 2005 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004, which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

     Our senior management has discussed the development and selection of our critical accounting estimates, and this disclosure, with the Audit Committee of our Board of Directors.

Recently Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

     This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. Upon issuance, SFAS 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date, requiring public companies to apply the Statement in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. We expect to adopt SFAS 123(R) in our first interim period of 2006 and have concluded that SFAS 123(R) will have a negative impact on our financial position and results of operations. We expect the impact of expensing stock options currently outstanding, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.12 to $0.18 per share in 2006. We do not expect the impact of SFAS 123(R) to have a material impact on our cash flow or liquidity.

     See note 7 in the Notes to the Consolidated Condensed Financial Statements for the pro forma impact on net income and earnings per share for the three-month periods ended March 31, 2005 and 2004, of all share-based payment transactions to date.

     On October 22, 2004, the United States enacted the American Jobs Creation Act (”AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500 million and must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the U.S. is generally equal to 5.25% of the qualifying dividend.

     The AJCA generally allows us to take advantage of this special deduction from November 2004 through the end of calendar year 2005. We did not propose a qualifying plan of repatriation for 2004. We are currently assessing whether we will propose a plan of qualifying repatriation in 2005.

     Our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission, contains a discussion of other recently issued accounting standards and the expected impact on our financial statements.

Forward-Looking Information

     This Form 10-Q contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “seek” and similar expressions, when used in this Form 10-Q and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers; (iii) termination of Facet’s exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient therapy mix; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s disease management products and the Company’s ability to sign and implement new disease management contracts; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for non-performance under the Company’s disease management contracts or to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates (xix) financial penalties for failure to achieve expected cost savings or clinical outcomes in the Company’s disease management business; (xx) changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment; (xxi) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures; (xxii) higher than anticipated costs of doing business that cannot be passed on to customers; (xxiii) pricing pressures; (xxiv) interruption in the supply or increase in the price of drugs used in the Company’s Women’s and Children’s Health business; (xxv) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxvi) inventory obsolescence; (xxvii) the outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment; (xxviii) competition for staff, and (xxix) the risk factors discussed from time to time in the Company’s Securities and Exchange Commission (“SEC”or the “Commission”) reports, including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company’s disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk from changes in foreign currency exchange rates. In the three months ended March 31, 2005, our operations outside the United States, with sales denominated in currencies other than the U.S. dollar (primarily in Germany), generated approximately 22% of total revenues. In the normal course of business, these operations are exposed to fluctuations in currency values. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on results for the three months ended March 31, 2005 and balances as of March 31, 2005, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $807,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

     Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

(b) Changes in Internal Control Over Financial Reporting

     There have been no significant changes in the Company’s internal control over financial reporting during the period ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number
11	Computation of Earnings (Loss) per Share.

21	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Stephen M. Mengert.

32.1	Section 1350 Certification by Parker H. Petit.

32.2	Section 1350 Certification by Stephen M. Mengert.

99.1	Asset Purchase Agreement dated March 9, 2005, by and between MiaVita LLC and Matria Healthcare, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

May 6, 2005	By:	/s/ Parker H. Petit

Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Mengert

Stephen M. Mengert
Vice President—Finance and Chief
Financial Officer
(Principal Financial Officer)