Form 10-Q
period 2005-06-30
MATRIA HEALTHCARE INC
filed 2005-08-08
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

Commission file number 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2091331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Parkway Place Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of July 29, 2005, was 20,515,616.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
ASSETS	2005	2004
Current assets :
Cash and cash equivalents	$21,842	$37,385
Restricted cash	550	3,823
Trade accounts receivable, less allowances of $2,581 and
$2,556 at June 30, 2005 and December 31, 2004, respectively	53,238	45,603
Inventories	23,886	25,200
Deferred income taxes	5,480	9,675
Prepaid expenses and other current assets	8,028	7,856
Total current assets	113,024	129,542
Property and equipment, less accumulated depreciation of $19,890 and
$22,101 at June 30, 2005 and December 31, 2004, respectively	25,019	22,881
Goodwill, less accumulated amortization of $23,574	137,310	134,193
Deferred income taxes	11,137	11,704
Other assets, net	7,278	6,162
	$293,768	$304,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,939	$865
Accounts payable, principally trade	27,365	31,202
Accrued liabilities	18,316	21,566
Total current liabilities	47,620	53,633
Long-term debt, excluding current installments	1,962	85,751
Other long-term liabilities	5,559	5,438
Total liabilities	55,141	144,822

Shareholders' equity:
Common stock, $.01 par value. Authorized 50,000 shares:
issued and outstanding - 20,501 and 15,860 shares
at June 30, 2005 and December 31, 2004, respectively	205	159
Additional paid-in capital	392,557	321,181
Accumulated deficit	(154,109)	(162,989)
Accumulated other comprehensive (loss) earnings	(26)	1,309
Total shareholders’ equity	238,627	159,660
	$293,768	$304,482

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Net revenues from services	$62,667	$51,047	$119,205	$97,968
Net sales of products	21,321	20,899	42,357	40,625
Total revenues	83,988	71,946	161,562	139,176
Cost of revenues
Cost of services	31,939	26,839	60,958	54,015
Cost of goods sold	13,766	13,873	27,632	26,825
Total cost of revenues	45,705	40,712	88,590	81,182
Selling and administrative expenses	27,988	22,683	54,104	45,718
Provision for doubtful accounts	891	796	1,770	778
Total operating expenses	74,584	64,191	144,464	127,678
Operating earnings from continuing operations	9,404	7,755	17,098	11,498
Interest expense, net	(672)	(4,164)	(1,720)	(7,432)
Other income, net	203	114	255	114
Loss on retirement of 11% Senior Notes	--	(22,886)	--	(22,886)
Earnings (loss) from continuing operations before income taxes	8,935	(19,181)	15,633	(18,706)
Income tax (expense) benefit	(3,617)	7,326	(6,313)	7,127
Earnings (loss) from continuing operations	5,318	(11,855)	9,320	(11,579)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(244)	333	(440)	987
Gain on disposal of discontinued operations, net of income taxes of $23,305	--	32,799	--	32,799
Earnings (loss) from discontinued operations	(244)	33,132	(440)	33,786
Net earnings	$5,074	$21,277	$8,880	$22,207

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.30	$(0.77)	$0.55	$(0.75)
Discontinued operations	(0.01)	2.15	(0.02)	2.19
	$0.29	$1.38	$0.53	$1.44
Diluted:
Continuing operations	$0.27	$(0.77)	$0.48	$(0.75)
Discontinued operations	(0.01)	2.15	(0.02)	2.19
	$0.26	$1.38	$0.46	$1.44
Weighted average shares outstanding:
Basic	17,775	15,465	16,867	15,401
Diluted	21,477	15,465	21,447	15,401

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$8,880	$22,207
Less, earnings (loss) from discontinued operations, net of income taxes	(440)	33,786
Earnings (loss) from continuing operations	9,320	(11,579)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,542	2,796
Amortization of debt discount and expenses	213	703
Provision for doubtful accounts	1,770	778
Deferred income taxes	4,761	(9,705)
Loss on retirement of Senior Notes	--	22,886
Payment for termination of interest rate swap agreements	--	(993)
Other	294	--
Changes in assets and liabilities:
Trade accounts receivable	(10,128)	(7,797)
Inventories	(161)	(1,509)
Prepaid expenses and other current assets	(1,654)	(1,823)
Noncurrent assets	(475)	(561)
Accounts payable	(3,130)	(8,340)
Accrued and other liabilities	(2,517)	3,913
Net cash provided by (used in) continuing operations	1,835	(11,231)
Net cash provided by (used in) discontinued operations	409	(1,563)
Net cash provided by (used in) operating activities	2,244	(12,794)

Cash Flows from Investing Activities:
Purchases of property and equipment	(5,115)	(4,725)
Purchases of property and equipment related to discontinued operations	--	(456)
Acquisition of business, net of cash received	(4,751)	--
Decrease in restricted cash	3,273	--
Proceeds from the disposition of business, net of transaction costs	--	101,055
Payment of acquisition obligation	--	(20,480)
Net proceeds from investments	--	926
Net cash provided by (used in) investing activities	(6,593)	76,320

Cash Flows from Financing Activities:
Net payment for conversion of 4.875% convertible senior notes and related transaction costs	(15,249)	--
Proceeds from the issuance of debt	2,083	2,446
Principal repayments of long-term debt	(1,018)	(1,191)
Proceeds from issuance of 4.875% convertible senior notes, net of issuance costs	--	83,210
Net payment for the retirement of 11% Senior Notes	--	(136,518)
Net decrease in borrowings under credit agreement	--	(2,419)
Proceeds from issuance of common stock	3,286	2,496
Net cash used in financing activities	(10,898)	(51,976)

Effect of exchange rate changes on cash and cash equivalents	(296)	74
Net increase (decrease) in cash and cash equivalents	(15,543)	11,624
Cash and cash equivalents at beginning of year	37,385	9,008
Cash and cash equivalents at end of period	$21,842	$20,632

Supplemental disclosures of cash paid for:
Interest	$2,813	$9,110
Income taxes	$1,770	$140
Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$83,384	$--

See accompanying notes to consolidated condensed financial statements

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General

The consolidated condensed financial statements as of June 30, 2005, and for the three-month and six-month periods ended June 30, 2005 and 2004 are unaudited. The consolidated condensed balance sheet as of December 31, 2004, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The results for the three months and six months ended June 30, 2005, are not necessarily indicative of the results for the full year ending December 31, 2005.

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. (“Matria” or the “Company”) for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recently Issued Accounting Standards

Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. Upon issuance, SFAS 123(R) requires public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date, requiring public companies to apply the Statement in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. The Company expects to adopt SFAS 123(R) in its first interim period of 2006 and has concluded that SFAS 123(R) will have a negative impact on its financial position and results of operations. The Company expects the impact of expensing stock options currently outstanding, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.12 to $0.18 per share in 2006. The Company does not expect the impact of SFAS 123(R) to have a material impact on its cash flow or liquidity.

See note 8 for the pro forma impact on net earnings (loss) and earnings (loss) per share for the three-month and six- month periods ended June 30, 2005 and 2004, of all share-based payment transactions to date.

Accounting Changes and Error Corrections. On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

American Jobs Creation Act. On October 22, 2004, the United States enacted the American Jobs Creation Act (”AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500,000 and must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the U.S. is generally equal to 5.25% of the qualifying dividend.

The AJCA generally allows the Company to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2004. The Company is currently assessing whether it will propose a plan of qualifying repatriation in 2005.

3. Acquisition

On April 1, 2005, the Company acquired the business and assets of MiaVita LLC, a leading provider of on-line health and wellness programs, for total consideration including transaction costs of $4,751, net of cash received. Under the terms of the agreement, potential additional consideration will be payable under an earnout agreement.

The Company’s June 30, 2005, balance sheet reflects the assets acquired and liabilities assumed in this transaction, including goodwill and intangible assets resulting from the preliminary purchase price allocation of $3,117 and $1,600, respectively. The results of operations for MiaVita have been included in the Company’s consolidated statement of income for the period subsequent to the acquisition. The results of operations for periods prior to the acquisition were not material to the Company’s consolidated statements of income and, accordingly, pro forma results of operations have not been presented.

4. Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings and foreign currency translation adjustments. Comprehensive earnings for the three-month and six-month periods ended June 30, 2005 were $4,320 and $7,545, respectively, and for the corresponding periods in 2004 were $21,284 and $22,279, respectively.

5. Stock Split
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

6. Fair Value of Financial Instruments

At June 30, 2005, the Company had $2,000 in aggregate principal amount of 11% Senior Notes. The carrying value of the 11% Senior Notes was $1,946, which is net of unamortized discount and unamortized net deferred gains on terminations of interest rate swaps. The estimated fair value of the 11% Senior Notes was $2,110, which is based upon the redemption price payable for the 11% Senior Notes on May 1, 2005, the first date upon which the 11% Senior Notes were redeemable.

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other accrued expenses and liabilities, and short and other long-term debt. These financial assets and liabilities have carrying values that approximate fair value due to their short-term or variable rate nature.

7. Business Segment Information

The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business units. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

The Company currently has two reportable business segments: Health Enhancement and Women’s and Children’s Health. The Health Enhancement segment is comprised of the Company’s disease management business, its foreign diabetes business and its diabetes product design, development, assembly and distribution operation. The Health Enhancement segment currently offers disease management services for diabetes, cardiovascular disease, respiratory disorders, cancer, obesity, depression, chronic pain and hepatitis C. The Health Enhancement segment also includes our foreign diabetes division, which provides diabetes products and supplies and certain value-added services directly to patients, and Facet Technologies, LLC, or Facet, a leading designer, developer, assembler and distributor of products for the diabetes market. With the acquisition of MiaVita LLC on April 1, 2005, this segment expanded its offerings of health and wellness programs. In June 2004, the Company sold substantially all of the assets of the pharmacy and supplies division of this segment (see note 10). The results of operations of this business are classified as discontinued operations and are not included in the Company’s segment information.

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

Summarized financial information as of and for the three and six-month periods ended June 30, 2005 and 2004 by reportable business segment follows:

	Revenues		Earnings (Loss) from Continuing Operations Before Income Taxes
Three Months Ended June 30,	2005	2004	2005	2004

Health Enhancement	$57,754	$49,134	$9,748	$8,354
Women’s and Children’s Health	26,234	22,820	2,083	1,735
Intersegment sales	--	(8)	--	--
Total segments	83,988	71,946	11,831	10,089
General corporate expenses	--	--	(2,427)	(2,334)
Interest expense, net	--	--	(672)	(4,164)
Other income (expense), net	--	--	203	(22,772)
Consolidated	$83,988	$71,946	$8,935	$(19,181)

	Revenues		Earnings (Loss) from Continuing Operations Before Income Taxes
Six Months Ended June 30,	2005	2004	2005	2004

Health Enhancement	$111,186	$93,903	$18,329	$13,324
Women’s and Children’s Health	50,378	45,289	3,909	3,105
Intersegment sales	(2)	(16)	--	--
Total segments	161,562	139,176	22,238	16,429
General corporate expenses	--	--	(5,140)	(4,931)
Interest expense, net	--	--	(1,720)	(7,432)
Other income, net	--	--	255	(22,772)
Consolidated	$161,562	$139,176	$15,633	$(18,706)

	Identifiable Assets
	June 30,	December 31,
	2005	2004

Health Enhancement	$213,320	$199,151
Women’s and Children’s Health	34,628	32,094
General corporate	45,820	73,237
Consolidated assets	$293,768	$304,482

The Company's revenues from operations outside the U.S. were approximately 25% of total revenues for both the three-month and six-month periods ended June 30, 2005. For the corresponding three-month and six-month periods in 2004, revenues from operations from outside the U.S were 23% and 24%, respectively. Total assets for operations outside the U.S. were $25,143 and $26,887 at June 30, 2005, and December 31, 2004, respectively. During the three-month and six-month periods ended June 30, 2005, sales to a single customer in the Health Enhancement segment accounted for approximately 10% and 11% of consolidated net revenues, respectively. No single customer accounted for more than 10% of consolidated net revenues during the three-month and six-month periods ended June 30, 2004.

8. Stock-Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Earnings (loss) from continuing operations	$5,318	$(11,855)	$9,320	$(11,579)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(414)	(351)	(736)	(790)
Pro forma earnings (loss) from continuing operations	$4,904	$(12,206)	$8,584	$(12,369)

Earnings (loss) per common share from continuing operations:
Basic - as reported	$0.30	$(0.77)	$0.55	$(0.75)
Basic - pro forma	$0.28	$(0.79)	$0.51	$(0.80)

Diluted - as reported	$0.27	$(0.77)	$0.48	$(0.75)
Diluted - pro forma	$0.25	$(0.79)	$0.45	$(0.80)

9. Long-Term Debt

On April 27, 2005, the Company issued a notice of its intention to redeem its $86,250 in aggregate principal amount of 4.875% convertible senior subordinated notes on May 27, 2005. In response to the redemption notice, all noteholders converted their notes into shares of the Company’s common stock prior to the redemption date, and the Company issued an aggregate 4,387,772 shares of common stock. In addition, the redemption also required the Company to make a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009. The Company paid the noteholders the “make-whole payment” totaling $15,500, which included $294 of accrued but unpaid interest. The “make-whole payment,” excluding the accrued but unpaid interest, was accounted for in accordance with SFAS No. 84, Induced Conversion of Convertible Debt. Since the conversion was pursuant to the original conversion terms and no inducement was made to the noteholders, no loss was recognized with respect to the “make-whole payment,” excluding the accrued but unpaid interest, or the shares issued.

The 4.875% convertible senior subordinated notes, issued during the second quarter of 2004, were unsecured and guaranteed by certain of the Company’s domestic subsidiaries. Interest was payable on May 1 and November 1 of each year. The Company used the proceeds, net of discount, of $83,705 from the issuance of the convertible senior subordinated notes to partially fund the repurchase of $120,000 in aggregate principal amount of 11% Senior Notes tendered in the tender offer as described below. Under the terms of the 4.875% convertible senior subordinated notes, if, among other things, the closing price of the Company’s common stock exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30 trading day period, the Company could redeem the notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole payment.” Upon notice of redemption, the noteholders could elect to receive cash in the redemption or convert the 4.875% convertible senior subordinated notes into shares of the Company’s common stock at the conversion rate of approximately 50.873 shares per $1 principal amount of the notes (equal to a conversion price of approximately $19.66 per share).

On June 30, 2004, the Company completed the repurchase of $120,000 in aggregate principal amount of its 11% Senior Notes tendered in a tender offer. This repurchase was funded with proceeds from the issuance of convertible senior subordinated notes (as described above) and from the sale of certain assets of the pharmacy and supplies business (see note 10). The retirement of substantially all of the outstanding 11% Senior Notes resulted in a loss of $22,886, or $14,143 after taxes, in the second quarter of 2004. Additionally, in connection with the tender offer, the holders of the 11% Senior Notes consented to amend the indenture governing the 11% Senior Notes to eliminate substantially all of the restrictive covenants, certain related events of default and certain other terms applicable to the $2,000 of 11% Senior Notes not purchased in the tender offer.

The Company has an available revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of the Company’s assets. Borrowings under this facility bear interest at LIBOR plus 2.9% (6.01% at June 30, 2005), and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. As of June 30, 2005, no amounts were outstanding, and approximately $26,000 was available for borrowing under this credit facility.

The revolving credit facility agreement sets forth a number of covenants binding on the Company. These covenants limit the Company’s ability to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, the Company is required to maintain certain financial ratios. As of June 30, 2005, the Company was in compliance with the financial covenants in its credit facility.

10. Discontinued Operations

On June 30, 2004, the Company completed the sale of substantially all of the assets of its direct-to-consumer diabetic and respiratory supplies business for total cash proceeds, net of transaction costs, of $101,055. The sale resulted in a gain of $51,812, or $30,938 net of income taxes. The assets sold consisted primarily of property and equipment and other assets. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. The retained accounts and rebates receivable of $1,518, net, and $2,982, net, are reflected in “prepaids and other current assets” on the consolidated condensed balance sheets at June 30, 2005, and December 31, 2004, respectively, and are presented as identifiable assets of general corporate in the business segment information in note 7.

As of June 30, 2005, a liability of $664, primarily for remaining accruals related to the sale, is included in “accrued liabilities” on the consolidated condensed balance sheets. The Company estimates the remaining payments of this liability to be paid in 2005. A reconciliation of the accrued liability balance as of June 30, 2005, follows.

Type of Charge	Balance December 31, 2004	Additions	Payments	Balance June 30, 2005
Employee termination benefits	$330	$-	$(309)	$21
Contractual obligations	330	125	(60)	395
Other accruals	258	-	(10)	248
Total	$918	$125	$(379)	$664

During the three-month and six-month periods ended June 30, 2005, the Company recorded charges of $244 and $440, net of income taxes, respectively, for legal and other costs related to the disposition of the pharmacy and supplies division and lab operations. The collection of pharmacy and supplies division retained receivables was outsourced to a third party during the first quarter of 2005. The operating results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$--	$19,851	$--	$40,989
Earnings (loss) from discontinued operations before income taxes	$(401)	$562	$(721)	$1,690
Gain on disposal of discontinued operations	--	56,104	--	56,104
Income tax benefit (expense)	157	(23,534)	281	(24,008)
Net earnings (loss) from discontinued operations	$(244)	$33,132	$(440)	$33,786

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

Executive Overview

We provide comprehensive, integrated health enhancement services and related products that offer cost-saving solutions for many of the most costly medical conditions and chronic diseases, including diabetes, cardiovascular diseases, respiratory disorders, obstetrical conditions, cancer, obesity, depression, chronic pain and hepatitis C. We seek to improve patient outcomes and lower healthcare costs through a broad range of disease management and wellness programs, and direct clinical services. We emphasize a multidisciplinary approach to care that involves our clinicians working with physicians to oversee the adherence to treatment plans. We focus on the management of patients between visits to their physician, the improvement of the patient’s compliance with the physician’s care plan and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. To serve this critical aspect of patient care, we have invested heavily in disease management information technology, care center infrastructure and a national network of skilled multidisciplinary clinicians.

We provide services to self-insured employers, private and government-sponsored health plans, state government employers, pharmaceutical companies and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs.

We have two reportable business segments: Health Enhancement and Women’s and Children’s Health.

•	Health Enhancement. At June 30, 2005, our Health Enhancement segment was comprised of our disease management business, our foreign diabetes business and Facet Technologies, LLC (“Facet”).

The disease management component of our Health Enhancement segment currently offers disease management services and wellness programs to employers and health plans for diabetes, cardiovascular disease, respiratory disorders, cancer, obesity, depression, and chronic pain. Our disease management programs seek to reduce medical costs and improve patient care for the chronically ill as well as those who are at the highest risk for significant and costly episodes of illness. We use our proprietary technology platform, which we refer to as TRAXTM, to identify patients with the potential for high-cost events and to proactively manage the care of the patients identified. We help these individuals take more responsibility for their disease and avoid expensive medical events. Cost savings generally are realized through a reduction in emergency room visits and admissions to the hospital and shorter hospital stays. Our programs, which were developed in accordance with national clinical standards, are designed to increase patient compliance with the physician’s plan of care. This component also offers programs for pharmaceutical companies in support of complex drug therapies.

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

On April 1, 2005, we completed the acquisition of the business and assets of MiaVita LLC, a leading provider of on-line health and wellness programs. Results of operations of this business have been included in the disease management component of our Health Enhancement segment effective April 1, 2005.

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

Results of Operations

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

The following table summarizes key components and variations in our financial statements to facilitate understanding our results of operations. An explanation of the results follows the table.

	Three Months Ended June 30,
	2005	2004	Variance	Variance %
	(Amounts in thousands)
Revenues	$83,988	$71,946	$12,042	16.7%
Health Enhancement	57,754	49,134	8,620	17.5%
Women's and Children’s Health	26,234	22,820	3,414	15.0%
Cost of revenues	45,705	40,712	4,993	12.3%
% of revenues	54.4%	56.6%
Health Enhancement	33,245	29,947	3,298	11.0%
% of segment revenues	57.6%	61.0%
Women's and Children’s Health	12,460	10,773	1,687	15.7%
% of segment revenues	47.5%	47.2%
Selling and administrative expenses	27,988	22,683	5,305	23.4%
% of revenues	33.3%	31.5%
Provision for doubtful accounts	891	796	95	11.9%
% of revenues	1.1%	1.1%
Interest expense, net	672	4,164	(3,492)	(83.9)%
Other income, net	203	114	89	78.1%
Loss on retirement of Senior Notes	--	(22,886)	22,886	--
Earnings (loss) from continuing operations before income taxes	8,935	(19,181)	28,116	--
Income tax benefit (expense)	(3,617)	7,326	(10,943)	--
Earnings (loss) from continuing operations	5,318	(11,855)	17,173	--

Revenues from continuing operations increased by $12.0 million, or 16.7%, to $84.0 million for the three-month period ended June 30, 2005, from $71.9 million in the same period in 2004. This increase primarily resulted from strong growth in the Health Enhancement segment, where revenues increased $8.6 million, or 17.5%, to $57.8 million. The majority of the growth was in the disease management component of this segment, where revenues increased $5.0 million, or 37.5%, for the three months ended June 30, 2005, compared to the same period in 2004. This revenue increase was due to new disease management contracts implemented in 2004 and the first six months of 2005, expanded programs from existing contracts, and the acquisition of the MiaVita LLC business on April 1, 2005. The foreign diabetes supply business increased its revenues $3.1 million, or 21.3%, due primarily to an increase in sales volume as well as a favorable foreign currency exchange impact. Facet’s revenue increased $401,000, or 1.9%, primarily due to an increased demand to supply a growing diabetic population. Revenues from our Women’s and Children’s Health segment for the three-month period ended June 30, 2005, were $26.2 million, an increase of $3.4 million, or 15.0%, compared to the same period in 2004 due to the addition of new programs that are beginning to generate growth, coupled with a shift in mix to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 54.4% for the three-month period ended June 30, 2005, from 56.6% for the same period in 2004. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 57.6% in 2005 from 61.0% in 2004, due to the improved margins in our domestic disease management services and the leveraging impact of higher revenues, partially offset by decreased margins in the foreign diabetes supply business. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment remained relatively stable at 47.5% and 47.2% for the three-month periods ended June 30, 2005 and 2004, respectively, despite lower pricing from a major pharmaceutical vendor which was offset by higher clinical costs to support the additional revenues.

Selling and administrative expenses as a percentage of revenues increased to 33.3% from 31.5% for the three-month period ended June 30, 2005, compared to the same period in 2004 primarily due to increased costs for salaries and other personnel related expenses and for depreciation and amortization expenses related to our technology investments. These expenditures were incurred to support higher revenues, primarily in the domestic disease management business.

We provide for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues was 1.1% for the three-month period ended June 30, 2005, and the corresponding period in 2004. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

Interest expense, net, decreased by $3.5 million, or 83.9%, for the three-month period ended June 30, 2005, compared to the same period in 2004. This decrease is related to the retirement of substantially all of the 11% Senior Notes in June 2004 partially offset by interest due to the issuance of the 4.875% convertible senior subordinated notes in May 2004. In May 2005, all of the Company’s 4.875% convertible senior subordinated notes were converted into common stock of the Company. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 6.23% and 9.52% for the three-month periods ended June 30, 2005 and 2004, respectively.

In June 2004, we recorded a charge of $22.9 million, or $14.1 million, net of taxes, related to the retirement of our 11% Senior Notes (discussed below in “Financing Activities” under “Liquidity and Capital Resources”).

Income tax expense for the three-month period ended June 30, 2005, reflected a higher effective tax rate than the statutory tax rate due to state and foreign income taxes and various differences between tax and financial accounting. Cash outflows for income taxes for the three months ended June 30, 2005 and 2004, were $1.1 million and $50,000, respectively, comprised of foreign, federal and state income taxes.

Operations for our domestic direct-to-consumer diabetic and respiratory supplies businesses, which we sold on June 30, 2004, are included in discontinued operations. Loss from discontinued operations, net of taxes, was $244,000 for the three months ended June 30, 2005, compared to earnings, net of taxes, of $333,000 for the same period in 2004. The loss from discontinued operations is primarily expenses associated with the disposition of the supplies and labs businesses and the collection of the retained receivables. The collection efforts were outsourced to a third party in the first quarter of 2005.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004
The following table summarizes key components and variations in our financial statements to facilitate understanding our results of operations. An explanation of the results follows the table.

	Six Months Ended June 30,
	2005	2004	Variance	Variance %
	(Amounts in thousands)
Revenues	$161,562	$139,176	$22,386	16.1%
Health Enhancement	111,186	93,903	17,283	18.4%
Women's and Children’s Health	50,378	45,289	5,089	11.2%
Cost of revenues	88,590	81,182	7,408	9.1%
% of revenues	54.8%	58.3%
Health Enhancement	64,726	59,087	5,639	9.5%
% of segment revenues	58.2%	62.9%
Women's and Children’s Health	23,866	22,109	1,757	7.9%
% of segment revenues	47.4%	48.8%
Selling and administrative expenses	54,104	45,718	8,386	18.3%
% of revenues	33.5%	32.8%
Provision for doubtful accounts	1,770	778	992	127.5%
% of revenues	1.1%	0.6%
Interest expense, net	1,720	7,432	(5,712)	(76.9)%
Other income, net	255	114	141	123.7%
Loss on retirement of Senior Notes	--	(22,886)	22,886	--
Earnings (loss) from continuing operations before income taxes	15,633	(18,706)	34,339	--
Income tax benefit (expense)	(6,313)	7,127	(13,440)	--
Earnings (loss) from continuing operations	9,320	(11,579)	20,899	--

Revenues from continuing operations increased by $22.4 million, or 16.1%, to $161.6 million for the six-month period ended June 30, 2005, from $139.2 million in the same period in 2004. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $17.3 million, or 18.4%, to $111.2 million. Revenues in the disease management component of this segment increased $10.6 million, or 45.4%, for the six months ended June 30, 2005, compared to the same period in 2004. These revenue increases were due to new disease management contracts implemented in 2004 and the first six months of 2005, expanded programs from existing contracts, and the acquisition of the MiaVita LLC business on April 1, 2005. The foreign diabetes supply business increased its revenues $4.9 million, or 16.5%, due to an increase in sales volume along with a favorable foreign currency exchange impact. Facet’s revenue increased $1.7 million, or 4.2%, primarily due to an increased demand to supply a growing diabetic population. Revenues in our Women’s and Children’s Health segment for the six-month period ended June 30, 2005, were $50.4 million, an increase of $5.1 million, or 11.2%, compared to the same period in 2004 due to the addition of new programs that are beginning to generate growth, coupled with a shift in mix to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 54.8% for the six-month period ended June 30, 2005, from 58.3% for the same period in 2004. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 58.2% in 2005 from 62.9% in 2004, due to the improved margins in our domestic disease management services and the leveraging impact of higher revenues, partially offset by decreased margins in the foreign diabetes supply business. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment decreased to 47.4% in 2005 from 48.8% in 2004 due to the increase in revenues and lower pricing from a major pharmaceutical vendor, partially offset by higher clinical costs to support the additional revenues.

Selling and administrative expenses as a percentage of revenues increased to 33.5% from 32.8% for the six-month period ended June 30, 2005, compared to the same period in 2004 due to increased costs for salaries and other personnel related expenses and for depreciation and amortization expenses related to our technology investments. These expenditures were incurred to support higher revenues, primarily in the domestic disease management business.

The provision for doubtful accounts as a percentage of revenues was 1.1% for the six-month period ended June 30, 2005, compared to 0.6% for the same period in 2004. During 2004, the provision in the Women’s and Children’s Health segment decreased due to favorable collection experience on accounts receivable. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

Interest expense, net, decreased by $5.7 million, or 76.9%, for the six-month period ended June 30, 2005, compared to the same period in 2004. This decrease was related to the retirement of substantially all of the 11% Senior Notes in June 2004 partially offset by interest due to the issuance of the 4.875% convertible senior subordinated notes in May 2004. In May 2005, all of the Company’s 4.875% convertible senior subordinated notes were converted into common stock of the Company. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 6.05% and 10.06% for the six-month periods ended June 30, 2005 and 2004, respectively.

In June 2004, we recorded a charge of $22.9 million, or $14.1 million, net of taxes, related to the retirement of our 11% Senior Notes (discussed below in “Financing Activities” under “Liquidity and Capital Resources”).

Income tax expense for the six-month period ended June 30, 2005, reflected a higher effective tax rate than the statutory tax rate due to state and foreign income taxes and various differences between tax and financial accounting. Cash outflows for income taxes for the six months ended June 30, 2005 and 2004, were $1.8 million and $140,000, respectively, comprised of foreign, federal and state income taxes.

Loss from discontinued operations, net of taxes, was $440,000 for the six months ended June 30, 2005, compared to earnings, net of taxes, of $987,000 for the same period in 2004. The loss from discontinued operations was primarily expenses associated with the disposition of the supplies and lab businesses and the collection of the retained receivables. The collection efforts were outsourced to a third party in the first quarter of 2005.

Liquidity and Capital Resources

Operating Activities
As of June 30, 2005, we had cash and cash equivalents of $21.8 million. Net cash provided by continuing operations was $1.8 million for the six months ended June 30, 2005, compared to net cash used in operating activities of $11.2 million in the comparable six-month period of 2004. This increase was due primarily to an increase in income from continuing operations. The Company also experienced various changes in working capital, which included decreases in accounts payable and other accrued expenses and increases in trade accounts receivable, prepaids and other current assets. The increase in working capital was primarily due to the revenue growth of the Company. Total accounts receivable days’ sales outstanding (“DSO”) were 57 days as of June 30, 2005, consisting of DSO of 52 days for the Health Enhancement segment and 68 days for the Women’s and Children’s Health segment.

Investing Activities
Net cash used in investing activities totaled $6.6 million for the six months ended June 30, 2005, compared to net cash provided by investing operations of $76.3 million for the same period in 2004.

On April 1, 2005, we completed the acquisition of the business and assets of MiaVita LLC, a leading provider of on-line health and wellness solutions, for a net cash payment of $4.8 million, with potential additional amounts to be paid under an earnout agreement. Results of operations of this business have been included in the disease management component of our Health Enhancement segment effective April 1, 2005.

The Company had a decrease in restricted cash during the six-months ended June 30, 2005. This decrease was primarily due to the expiration of a cash collateral agreement with one of our large vendors.

Investing activities for the six months ended June 30, 2004, included the receipt of net proceeds of $101.1 million from the sale of assets of the pharmacy and supplies business and the payment of $20.5 million as final consideration related to the acquisition of Quality Oncology, Inc. in 2002.

Capital expenditures for continuing operations for the six-month periods ended June 30, 2005 and 2004, totaled $5.2 million and $4.7 million, respectively, related primarily to the replacement, expansion and enhancement of computer information systems. We expect to expend a total of approximately $11 million for capital items in 2005.

Financing Activities
Net cash used in financing activities was $10.9 million for the six months ended June 30, 2005, compared to $52.0 million for the same period in 2004.

On May 5, 2004, we completed the sale of $75 million in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. On June 3, 2004, the initial purchaser of the notes exercised its option to purchase an additional $11.3 million in aggregate principal amount of the notes. We received proceeds, net of discount, of $83.2 million from the issuance of the convertible senior subordinated notes. We used the proceeds, net of discount, of $83.2 million from the issuance of the convertible senior subordinated notes and proceeds from the sale of substantially all of the assets of our direct-to-consumer diabetic and respiratory supplies business to fund the repurchase of $120 million in aggregate principal amount of 11% Senior Notes tendered in the tender offer. This repurchase resulted in a net cash payment of $136.5 million. In June 2004, we recorded a charge of $22.9 million, or $14.1million, net of taxes, related to the retirement of the 11% Senior Notes.

On April 27, 2005, we issued a notice of our intention to redeem our $86.3 million in aggregate principal amount of 4.875% convertible senior subordinated notes on May 27, 2005. In response to the redemption notice, all noteholders converted their notes into shares of the Company’s common stock prior to the redemption date, and the Company issued an aggregate 4.4 million shares of common stock. In addition, the redemption also required us to make a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009. We paid the noteholders the “make-whole payment” totaling $15.5 million, which included $294,000 of accrued but unpaid interest. The “make-whole payment,” excluding the accrued but unpaid interest, was accounted for in accordance with SFAS No. 84, Induced Conversion of Convertible Debt. Since the conversion was pursuant to the original conversion terms and no inducement was made to the noteholders, no loss was recognized with respect to the “make-whole payment,” excluding the accrued but unpaid interest, or the shares issued.

Proceeds received from participants under our stock purchase and stock option plans were $3.3 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively.

We have an available revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility bear interest at LIBOR plus 2.9% (6.01% at June 30, 2005), and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee are payable monthly. The facility is effective until October 2005. Thereafter, the term will be automatically extended for annual successive periods unless either party provides notice to the contrary not less than 60 days prior to the end of the period. During 2005, we plan to extend or replace the revolving credit facility. As of June 30, 2005, no amounts were outstanding, and $26.0 million was available for borrowing under this credit facility. Under the credit facility, we are required to maintain certain financial ratios. As of June 30, 2005, we were in compliance with the financial covenants in our credit facility.

During the first six months of 2004, we entered into and terminated various interest rate swap arrangements with a bank for notional amounts ranging from $25 million to $100 million to hedge our 11% Senior Notes. Under these agreements the bank was obligated to pay us an 11% fixed rate of interest, and we were obligated to pay the bank a rate based on six-month LIBOR plus a fixed rate of interest, ranging from 6.4% to 7.535%. These interest rate swap arrangements reduced interest expense by $685,000 for the six months ended June 30, 2004, as a result of lower variable interest rates on the swaps, and we paid the bank $993,000 when the agreements were terminated. We do not intend to enter into any additional interest rate swap arrangements to hedge against the interest due on the remaining 11% Senior Notes.

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

The following sets forth our future minimum payments required under contractual obligations as of June 30, 2005:
	Payments Due by Year
	(Amounts in thousands)
	Total	7/05 - 6/06	7/06 - 6/09	7/09 - 6/10	Thereafter
Long-term debt (1)	$3,956	$1,939	$2,017	$-	$-
Operating lease obligations	18,904	5,027	11,288	1,688	901
Other long-term obligations (2)	4,559	-	2,562	1,063	934
Total	$27,419	$6,966	$15,867	$2,751	$1,835

(1) Includes capital lease obligations, but excludes interest associated with the long-term debt obligations.
(2) Represents the Supplemental Executive Retirement Plan for certain key executives.

Interest payments of $110,000 under our 11% Senior Notes will be payable in 2005. Capital expenditures of approximately $11 million are estimated in 2005 as we continue to enhance our computer information systems.

As of June 30, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Uncertainties

The Federal False Claims Act allows actions to be brought on the government’s behalf by individuals under the Federal False Claims Act’s qui tam provision. Two qui tam claims have been filed against our former subsidiary, Diabetes Self Care, Inc., alleging possible improper claims for Medicare payments in the pharmacy, laboratory and supplies division of our Health Enhancement segment. Although we recently sold that business, the purchaser did not assume liability for any qui tam claim. As is required by law, the federal government is conducting an investigation of the complaint to determine if it will intervene or join in this suit. We are cooperating fully with the investigation. This matter is still in its preliminary stages, and we are unable to predict the ultimate disposition of the action or the investigation. An unfavorable outcome in the action could subject us to repayment obligations, loss of reimbursement, exclusion from participation in Medicare and Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse affect on our business, financial position and results of operations. Defending a qui tam claim, even where there is little or no merit to the allegation, can be expensive and time consuming.

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

Critical Accounting Estimates

A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters; and (2) there would be a material effect on the financial statements from either using a different, also reasonable, amount within the range of estimates in the current period or from reasonably likely period-to-period changes in the estimate. Our critical accounting estimates are as follows:

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

Our clinical services and our foreign supply businesses are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) monthly fees for each member identified with a particular chronic disease or condition under contract, (iii) monthly fees for each member enrolled in our program, or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues in the balance sheet, and revenues are recognized as services are performed. Some of the contracts for these services provide that a portion of our fees is at risk subject to our performance against financial cost savings and clinical criteria. Thus, a portion of our revenues are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. These reviews and adjustments have not resulted in a material reduction in any recent period of revenue previously reported. For the six-month period ended June 30, 2005, 2.1% of our revenues recognized were at risk under these arrangements.

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

Goodwill and Identifiable Intangible Assets. As of June 30, 2005, we reported goodwill and identifiable intangible assets at carrying amounts of $137.3 million and $2.6 million, respectively. The total of $139.9 million represents approximately 48% of total assets as of June 30, 2005. Our identifiable intangible assets are amortized over their respective estimated useful lives. Our goodwill is no longer amortized to expense.
We review goodwill and indefinite life intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we calculate the fair value of the reporting units to which the goodwill and indefinite life intangibles relate based on the present value of estimated future cash flows. Based on the evaluation, management concluded that no impairment of recorded goodwill and intangibles exists at December 31, 2004. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates. As of June 30, 2005, there were no changes in circumstances that indicated the goodwill and intangibles carrying values were impaired or may not be recoverable, and, as a result, impairment testing was not required.
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

    As of December 31, 2004, our remaining net operating losses of $36.5 million, the tax effect of which is reflected on the balance sheet in “prepaid expenses and other current assets” and “deferred income taxes,” will be available to offset future income tax liabilities. Based on projections of taxable income in 2005 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

Recently Issued Accounting Standards

Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

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

See note 8 in the Notes to the Consolidated Condensed Financial Statements for the pro forma impact on net earnings (loss) and earnings (loss) per share for the three-month and six-month periods ended June 30, 2005 and 2004, of all share-based payment transactions to date.

Accounting Changes and Error Corrections. On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

American Jobs Creation Act. On October 22, 2004, the United States enacted the American Jobs Creation Act (”AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500 million and must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the U.S. is generally equal to 5.25% of the qualifying dividend.

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

Forward-Looking Information

 This Form 10-Q contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “seek” and similar expressions, when used in this Form 10-Q and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers; (iii) termination of Facet’s exclusive supply agreement with Nipro Corporation or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies and changes in patient therapy mix; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s disease management products and the Company’s ability to sign and implement new disease management contracts; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for non-performance under the Company’s disease management contracts or to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates; (xix) financial penalties for failure to achieve expected cost savings or clinical outcomes in the Company’s disease management business; (xx) changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment; (xxi) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures; (xxii) higher than anticipated costs of doing business that cannot be passed on to customers; (xxiii) pricing pressures; (xxiv) interruption in the supply or increase in the price of drugs used in the Company’s Women’s and Children’s Health business; (xxv) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxvi) inventory obsolescence; (xxvii) the outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment; (xxviii) competition for staff, and (xxix) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing the risk factors and other cautionary statements set forth in this Report, whether as a result of new information, future events or otherwise, except as may be required by the Company’s disclosure obligations in filings it makes with the SEC under federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates. In the six months ended June 30, 2005, our operations outside the United States, with sales denominated in currencies other than the U.S. dollar (primarily in Germany), generated approximately 22% of total revenues. In the normal course of business, these operations are exposed to fluctuations in currency values. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on results for the six months ended June 30, 2005 and balances as of June 30, 2005, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $775,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The directors of the Company are divided into three classes. The class composed of Parker H. Petit, Joseph G. Bleser, Donald W. Weber and Morris S. Weeden will continue to serve until the 2007 annual meeting of stockholders and until their successors are elected and qualified. The class comprised of Frederick E. Cooper, Wayne P. Yetter, Frederick P. Zuspan, M.D. and Kaaren J. Street will continue to serve until the 2006 annual meeting of stockholders and until their successors are elected and qualified.

At the annual meeting of stockholders held June 1, 2005, the following directors were elected, to serve until the annual meeting of stockholders indicated and until their successors are elected and qualified:

Nominee	Term Expiring	Affirmative Votes	Withheld Votes

Kaaren J. Street	2006	14,525,872	460,886
Guy W. Millner	2008	14,043,363	943,395
Carl E. Sanders	2008	9,152,449	5,834,309
Thomas S. Stribling	2008	13,752,485	1,234,273
In addition, the following proposals were approved at the annual meeting as follows:

• To approve the Matria Healthcare, Inc. 2005 Stock Purchase Plan:
Affirmative Votes	Negative Votes	Abstentions

11,930,517	778,302	11,642

• To amend the Matria Healthcare, Inc. 2004 Stock Incentive Plan:
Affirmative Votes	Negative Votes	Abstentions

6,890,085	5,812,992	17,384

• To approve the Matria Healthcare, Inc. 2005 Directors’ Non-qualified Stock Option Plan:
Affirmative Votes	Negative Votes	Abstentions

8,843,791	3,857,157	19,513

• To approve an amendment to the Matria Healthcare, Inc. Certificate of Incorporation to increase the number of authorized shares of Common Stock:
Affirmative Votes	Negative Votes	Abstentions

13,219,739	1,755,883	11,136

• To approve an amendment to the Certificate of Incorporation of Matria Women’s and Children’s Health, Inc. to eliminate the voting provisions related to Section 251(g) of the Delaware General Corporation Law:
Affirmative Votes	Negative Votes	Abstentions

10,477,447	2,214,582	28,433

Item 6. Exhibits

Exhibit Number

10.1	Matria Healthcare, Inc. Long-Term Incentive Plan

10.2
Matria Healthcare, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to the registrant’s Registration Statement on Form S-8 (Reg. No. 333-126778) filed on July 21, 2005).

10.3	Matria Healthcare, Inc. 2005 Directors’ Non-Qualified Stock Option Plan (incorporated by reference from Appendix C to the registrant’s Definitive Proxy Statement filed on April 25, 2005).

11	Computation of Earnings (Loss) per Share.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Stephen M. Mengert.

32.1	Section 1350 Certification by Parker H. Petit.

32.2	Section 1350 Certification by Stephen M. Mengert.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    MATRIA HEALTHCARE, INC.

August 5, 2005	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Mengert
Stephen M. Mengert
Vice President—Finance and Chief
Financial Officer
(Principal Financial Officer)