Form 10-Q
period 2005-09-30
MATRIA HEALTHCARE INC
filed 2005-11-07
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

Commission file number 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2091331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Parkway Place Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of November 1, 2005, was 20,734,252.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
ASSETS	2005	2004
Current assets :
Cash and cash equivalents	$27,852	$37,385
Restricted cash	550	3,823
Trade accounts receivable, less allowances of $2,624 and
$2,556 at September 30, 2005 and December 31, 2004, respectively	53,602	45,603
Inventories	26,292	25,200
Deferred income taxes	5,480	9,675
Prepaid expenses and other current assets	8,094	7,856
Total current assets	121,870	129,542
Property and equipment, less accumulated depreciation of $21,142 and
$22,101 at September 30, 2005 and December 31, 2004, respectively	26,126	22,881
Goodwill, less accumulated amortization of $23,574	137,313	134,193
Deferred income taxes	7,711	11,704
Other assets, net	7,251	6,162
	$300,271	$304,482
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$1,385	865
Accounts payable, principally trade	26,787	31,202
Accrued liabilities	16,492	21,566
Total current liabilities	44,664	53,633
Long-term debt, excluding current installments	1,957	85,751
Other long-term liabilities	5,668	5,438
Total liabilities	52,289	144,822

Shareholders' equity:
Common stock, $.01 par value. Authorized 50,000 shares:
issued and outstanding - 20,723 and 15,860 shares
at September 30, 2005 and December 31, 2004, respectively	207	159
Additional paid-in capital	395,519	321,181
Accumulated deficit	(147,672)	(162,989)
Accumulated other comprehensive (loss) earnings	(72)	1,309
Total shareholders’ equity	247,982	159,660
	$300,271	$ 304,482

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Net revenues from services	$64,131	$53,837	$183,336	$152,388
Net sales of products	19,893	22,158	62,250	62,783
Total revenues	84,024	75,995	245,586	215,171
Cost of revenues
Cost of services	32,593	28,267	93,551	82,624
Cost of goods sold	12,389	14,885	40,021	41,710
Total cost of revenues	44,982	43,152	133,572	124,334
Selling and administrative expenses	27,570	24,001	81,674	69,719
Provision for doubtful accounts	965	910	2,735	1,688
Total operating expenses	73,517	68,063	217,981	195,741
Operating earnings from continuing operations	10,507	7,932	27,605	19,430
Interest income (expense), net	38	(1,261)	(1,682)	(8,693)
Other income, net	283	111	538	225
Loss on retirement of 11% Senior Notes	--	--	--	(22,886)
Earnings (loss) from continuing operations before income taxes	10,828	6,782	26,461	(11,924)
Income tax (expense) benefit	(4,400)	(2,572)	(10,713)	4,555
Earnings (loss) from continuing operations	6,428	4,210	15,748	(7,369)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	9	(917)	(431)	70
Gain on disposal of discontinued operations, net of income taxes of $23,305	--	--	--	32,799
Earnings (loss) from discontinued operations	9	(917)	(431)	32,869
Net earnings	$6,437	$3,293	$15,317	$25,500

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.31	$0.27	$0.87	$(0.48)
Discontinued operations	--	(0.06)	(0.03)	2.13
	$0.31	$0.21	$0.84	$1.65
Diluted:
Continuing operations	$0.30	$0.24	$0.78	$(0.48)
Discontinued operations	--	(0.05)	(0.02)	2.13
	$0.30	$0.19	$0.76	$1.65
Weighted average shares outstanding:
Basic	20,632	15,534	18,136	15,445
Diluted	21,728	20,657	21,540	15,445

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net earnings	$15,317	$25,500
Less, (earnings) loss from discontinued operations, net of income taxes	431	(32,869)
Earnings (loss) from continuing operations	15,748	(7,369)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,322	4,187
Amortization of debt discount and expenses	294	821
Provision for doubtful accounts	2,735	1,688
Deferred income taxes	8,188	(8,007)
Loss on retirement of Senior Notes	--	22,886
Payment for termination of interest rate swap agreements	--	(993)
Other	294	--
Changes in assets and liabilities:
Trade accounts receivable	(11,484)	(12,805)
Inventories	(2,584)	(747)
Prepaid expenses and other current assets	(1,173)	(922)
Noncurrent assets	(686)	(820)
Accounts payable	(3,699)	(7,346)
Accrued and other liabilities	(4,122)	4,653
Net cash provided by (used in) continuing operations	8,833	(4,774)
Net cash provided by (used in) discontinued operations	(238)	974
Net cash provided by (used in) operating activities	8,595	(3,800)

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,762)	(6,204)
Purchases of property and equipment related to discontinued operations	--	(456)
Acquisition of business, net of cash received	(4,754)	--
Decrease in restricted cash	3,273	--
Proceeds from the disposition of business, net of transaction costs	--	101,055
Payment of acquisition obligation	--	(20,480)
Net proceeds from investments	--	927
Net cash provided by (used in) investing activities	(9,243)	74,842

Cash Flows from Financing Activities:
Net payment for conversion of 4.875% convertible senior notes and related transaction costs	(15,249)	--
Proceeds from the issuance of debt	2,083	2,446
Principal repayments of long-term debt	(1,581)	(1,842)
Proceeds from issuance of 4.875% convertible senior notes, net of issuance costs	--	83,210
Net payment for the retirement of 11% Senior Notes	--	(136,518)
Net decrease in borrowings under credit agreement	--	(2,419)
Proceeds from issuance of common stock	6,250	3,270
Net cash used in financing activities	(8,497)	(51,853)

Effect of exchange rate changes on cash and cash equivalents	(388)	233
Net increase (decrease) in cash and cash equivalents	(9,533)	19,422
Cash and cash equivalents at beginning of year	37,385	9,008
Cash and cash equivalents at end of period	$27,852	$28,430

Supplemental disclosures of cash paid for:
Interest	$3,017	$9,267
Income taxes	$3,088	$4,340
Supplemental disclosure of non-cash transaction:
Conversion of debt to equity	$83,384	$--
See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General

The consolidated condensed financial statements as of September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005 and 2004 are unaudited. The consolidated condensed balance sheet as of December 31, 2004, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The results for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results for the full year ending December 31, 2005.

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

This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, cancelled or vested after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. Upon issuance, SFAS 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date, requiring public companies to apply the Statement in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. The Company expects to adopt SFAS 123(R) in its first interim period of 2006 and has concluded that SFAS 123(R) will have a negative impact on its financial position and results of operations. The Company expects the impact of expensing stock options currently outstanding, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.16 to $0.21 per share in 2006. The Company does not expect the impact of SFAS 123(R) to have a material impact on its cash flow or liquidity.

See note 8 for the pro forma impact on net earnings (loss) and earnings (loss) per share for the three-month and nine-month periods ended September 30, 2005 and 2004, of all share-based payment transactions to date.

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

American Jobs Creation Act. On October 22, 2004, the United States enacted the American Jobs Creation Act (”AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500,000 and must meet certain business purposes to qualify for the deduction. In addition, there are provisions that prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact on current tax expense in the U.S. is generally equal to 5.25% of the qualifying dividend.

The AJCA generally allows the Company to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2004. The Company is currently assessing whether it will propose a plan of qualifying repatriation in 2005.

3. Acquisition

On April 1, 2005, the Company acquired the business and assets of MiaVita LLC, a leading provider of on-line health and wellness programs, for total consideration including transaction costs of $4,754, net of cash received. Under the terms of the agreement, potential additional consideration will be payable under an earnout agreement.

The Company’s September 30, 2005, balance sheet reflects the assets acquired and liabilities assumed in this transaction, including goodwill and intangible assets resulting from the preliminary purchase price allocation of $3,120 and $1,600, respectively. The intangible assets are being amortized on the straight-line basis over ten years. The results of operations for MiaVita have been included in the Company’s consolidated statement of operations for the period subsequent to the acquisition. The results of operations for periods prior to the acquisition were not material to the Company’s consolidated statements of operations and, accordingly, pro forma results of operations have not been presented.

4. Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings and foreign currency translation adjustments. Comprehensive earnings for the three-month and nine-month periods ended September 30, 2005, were $6,391 and $13,936, respectively, and for the corresponding periods in 2004 were $3,391 and $25,668, respectively.

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

6. Fair Value of Financial Instruments

At September 30, 2005, the Company had $2,000 in aggregate principal amount of 11% Senior Notes. The carrying value of the 11% Senior Notes was $1,949, which is net of unamortized discount and unamortized net deferred gains on terminations of interest rate swaps. The estimated fair value of the 11% Senior Notes was $2,110, which is based upon the redemption price payable for the 11% Senior Notes on May 1, 2005, the first date upon which the 11% Senior Notes were redeemable.

The Company’s other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other accrued expenses and liabilities, and short-term and other long-term debt. These financial assets and liabilities have carrying values that approximate fair value due to their short-term or variable rate nature.

7. Business Segment Information

The Company’s operating segments represent the business units for which management regularly reviews discrete financial information and evaluates performance based on operating earnings of the respective business units. The Company has aggregated the business units into reportable business segments based on common economic and market characteristics.

The Company currently has two reportable business segments: Health Enhancement and Women’s and Children’s Health. The Health Enhancement segment is comprised of the Company’s disease management business, its foreign diabetes business and its diabetes product design, development, assembly and distribution operation. The Health Enhancement segment currently offers disease management services for diabetes, cardiovascular disease, respiratory disorders, cancer, obesity, depression, chronic pain and hepatitis C. The Health Enhancement segment also includes the Company’s foreign diabetes division, which provides diabetes products and supplies and certain value-added services directly to patients, and Facet Technologies, LLC, or Facet, a leading designer, developer, assembler and distributor of products for the diabetes market. With the acquisition of MiaVita LLC on April 1, 2005, this segment expanded its offerings of health and wellness programs. As of October 1, results of operations of WinningHabits, Inc. will be included in this segment (see note 12). In June 2004, the Company sold substantially all of the assets of the pharmacy and supplies division of this segment (see note 10). The results of operations of this business are classified as discontinued operations and are not included in the Company’s segment information.

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

Summarized financial information as of and for the three- and nine-month periods ended September 30, 2005 and 2004 by reportable business segment follows:

	Revenues		Earnings from Continuing Operations Before Income Taxes
Three Months Ended September 30,	2005	2004	2005	2004

Health Enhancement	$57,884	$52,579	$11,638	$8,492
Women’s and Children’s Health	26,140	23,423	1,777	2,227
Intersegment sales	--	(7)	--	--
Total segments	84,024	75,995	13,415	10,719
General corporate expenses	--	--	(2,908)	(2,787)
Interest income (expense), net	--	--	38	(1,261)
Other income, net	--	--	283	111
Consolidated	$84,024	$75,995	$10,828	$6,782

	Revenues		Earnings (Loss) from Continuing Operations Before Income Taxes
Nine Months Ended September 30,	2005	2004	2005	2004

Health Enhancement	$169,070	$146,482	$29,967	$21,816
Women’s and Children’s Health	76,518	68,712	5,686	5,332
Intersegment sales	(2)	(23)	--	--
Total segments	245,586	215,171	35,653	27,148
General corporate expenses	--	--	(8,048)	(7,718)
Interest expense, net	--	--	(1,682)	(8,693)
Other income (expense), net	--	--	538	(22,661)
Consolidated	$245,586	$215,171	$26,461	$(11,924)

	Identifiable Assets
	September 30,	December 31,
	2005	2004

Health Enhancement	$215,894	$199,151
Women’s and Children’s Health	36,260	32,094
General corporate	48,117	73,237
Consolidated assets	$300,271	$304,482

The Company's revenues from operations outside the U.S. were approximately 24% of total revenues for both the three-month and nine-month periods ended September 30, 2005 and 2004. Total assets for operations outside the U.S. were $25,212 and $26,887 at September 30, 2005, and December 31, 2004, respectively. During the nine-month period ended September 30, 2005, sales to a single customer in the Health Enhancement segment accounted for approximately 10% of consolidated net revenues. No single customer accounted for more than 10% of consolidated net revenues during the three-month period ended September 30, 2005, or during the three-month and nine-month periods ended September 30, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings (loss) from continuing operations	$6,428	$4,210	$15,748	$(7,369)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(951)	(429)	(1,687)	(1,219)
Pro forma earnings (loss) from continuing operations	$5,477	$3,781	$14,061	$(8,588)

Earnings (loss) per common share from continuing operations:
Basic - as reported	$0.31	$0.27	$0.87	$(0.48)
Basic - pro forma	$0.27	$0.24	$0.77	$(0.56)

Diluted - as reported	$0.30	$0.24	$0.78	$(0.48)
Diluted - pro forma	$0.25	$0.22	$0.70	$(0.56)

9. Long-Term Debt

On April 27, 2005, the Company issued a notice of its intention to redeem $86,250 in aggregate principal amount of its 4.875% convertible senior subordinated notes on May 27, 2005. In response to the redemption notice, all noteholders converted their notes into shares of the Company’s common stock prior to the redemption date, and the Company issued an aggregate of 4,387,772 shares of common stock. In addition, the redemption also required the Company to make a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009. The Company paid the noteholders the “make-whole payment” totaling $15,500, which included $294 of accrued but unpaid interest. The “make-whole payment,” excluding the accrued but unpaid interest, was accounted for in accordance with SFAS No. 84, Induced Conversion of Convertible Debt. Since the conversion was pursuant to the original conversion terms and no inducement was made to the noteholders, no loss was recognized with respect to the “make-whole payment,” excluding the accrued but unpaid interest, or the shares issued.

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

In June 30, 2004, the Company completed the repurchase of $120,000 in aggregate principal amount of its 11% Senior Notes tendered in a tender offer. This repurchase was funded with proceeds from the issuance of convertible senior subordinated notes (as described above) and from the sale of certain assets of the pharmacy and supplies business (see note 10). The retirement of substantially all of the outstanding 11% Senior Notes resulted in a loss of $22,886, or $14,143 after taxes, in the second quarter of 2004. Additionally, in connection with the tender offer, the holders of the 11% Senior Notes consented to amend the indenture governing the 11% Senior Notes to eliminate substantially all of the restrictive covenants, certain related events of default and certain other terms applicable to the $2,000 of 11% Senior Notes not purchased in the tender offer.

The Company has an available revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of the Company’s assets. Borrowings under this facility bear interest at LIBOR plus 2.9% (6.59% at September 30, 2005), and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee are payable monthly. In October 2005, the Company amended the terms of the agreement to extend the term of the credit facility until October 2006. Additionally, under the terms of the amended agreement, the Company may terminate the agreement at any time prior to the maturity date upon one day’s written notice to the lender, and the Company is not subject to an early termination fee. As of September 30, 2005, no amounts were outstanding, and approximately $27,000 was available for borrowing under this credit facility.

The revolving credit facility agreement sets forth a number of covenants binding on the Company. These covenants limit the Company’s ability to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, the Company is required to maintain certain financial ratios. As of September 30, 2005, the Company was in compliance with the financial covenants in its credit facility.

10. Discontinued Operations

On June 30, 2004, the Company completed the sale of substantially all of the assets of its direct-to-consumer diabetic and respiratory supplies business for total cash proceeds, net of transaction costs, of $101,055. The sale resulted in a gain of $51,812, or $30,938 net of income taxes. The assets sold consisted primarily of property and equipment and other assets. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. Additionally, the purchaser did not assume liability for any qui tam claim as discussed below in note 11. The retained accounts and rebates receivable of $2,030, net, and $2,982, net, are reflected in “prepaid expenses and other current assets” on the consolidated condensed balance sheets at September 30, 2005, and December 31, 2004, respectively, and are presented as identifiable assets of general corporate in the business segment information in note 7. Also on June 30, 2004, the Company discontinued the operations of its direct-to-consumer laboratory business.

As of September 30, 2005, a liability of $637, primarily for remaining accruals related to the sale, is included in “accrued liabilities” on the consolidated condensed balance sheets. The Company estimates the remaining payments related to this liability to be paid in 2006. A reconciliation of the accrued liability balance as of September 30, 2005, follows:

Type of Charge	Balance December 31, 2004	Additions	Payments	Balance September 30, 2005
Employee termination benefits	$330	$-	$(309)	$21
Contractual obligations	330	125	(86)	369
Other accruals	258	-	(11)	247
Total	$918	$125	$(406)	$637

During the three-month and nine-month periods ended September 30, 2005, the Company recorded earnings of $9, net of income taxes, and a charge of $431, net of income taxes, respectively, for legal and other costs related to the disposition of the pharmacy and supplies division and discontinuance of the laboratory operations. The collection of pharmacy and supplies division retained receivables was outsourced to a third party during the first quarter of 2005. The operating results of the Company’s discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$--	$--	$--	$40,989
Earnings (loss) from discontinued operations before income taxes	$16	$(1,570)	$(705)	$120
Gain on disposal of discontinued operations	--	--	--	56,104
Income tax benefit (expense)	(7)	653	274	(23,355)
Net earnings (loss) from discontinued operations	$9	$(917)	$(431)	$32,869

11. Contingencies

The Federal False Claims Act allows actions to be brought on the government’s behalf by individuals under the Federal False Claims Act’s qui tam provision. Two qui tam claims have been filed against the Company and its former subsidiary, Diabetes Self Care, Inc., alleging possible improper claims for Medicare payments in the pharmacy and supplies business that the Company divested in 2004. The purchaser did not assume liability for any qui tam claim. An unfavorable outcome in the actions could subject the Company to repayment obligations, loss of reimbursement, exclusion from participation in Medicare and Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse effect on the Company’s business, financial position and results of operations. Defending a qui tam claim, even where there is little or no merit to the allegation, can be expensive and time consuming. As is required by law, the federal government conducted an investigation of the complaints to determine whether to intervene or join in the suits. The Company cooperated fully with the investigation. The first of the qui tam actions is scheduled for trial in January 2006. The court ordered the government to make its decision whether to intervene in the case by September 30, 2005. The government did not intervene by the requisite date. The Company is currently pursuing settlement possibilities relative to these claims. However, there is no assurance that these matters can be settled, that any settlement amount will not be material to the Company or that the cases will not be pursued in litigation against the Company by the individuals who filed the complaints.

12. Subsequent Event

On October 1, 2005, the Company completed the acquisition of the stock of WinningHabits, Inc., a market leader in corporate wellness programs, for approximately $15,000 in cash with potential additional amounts to be paid under an earnout arrangement. The business will be included in the Company’s Health Enhancement segment subsequent to the acquisition.

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

We have two reportable business segments: Health Enhancement and Women’s and Children’s Health.

•	Health Enhancement. At September 30, 2005, our Health Enhancement segment was comprised of our disease management business, our foreign diabetes business and Facet Technologies, LLC (“Facet”).

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

On April 1, 2005, we completed the acquisition of the business and assets of MiaVita LLC, a leading provider of on-line health and wellness programs. Results of operations of this business have been included in the disease management component of our Health Enhancement segment effective April 1, 2005. On October 1, 2005, we completed the acquisition of WinningHabits, Inc., a leading provider of corporate wellness programs. As of October 1, results of operations of WinningHabits will be included in the disease management component as well.

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

Results of Operations

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

The following table summarizes key components and variations in our financial statements from continuing operations to facilitate understanding our results of operations. An explanation of the results follows the table.

Revenues from continuing operations increased by $8.0 million, or 10.6%, to $84.0 million for the three-month period ended September 30, 2005, from $76.0 million in the same period in 2004. This increase primarily resulted from strong growth in the Health Enhancement segment, where revenues increased $5.3 million, or 10.1%, to $57.9 million. The majority of the growth was in the disease management component of this segment, where revenues increased $5.5 million, or 38.0%, for the three months ended September 30, 2005, compared to the same period in 2004. This revenue increase was due to new disease management contracts implemented in 2004 and the first nine months of 2005, expanded programs from existing contracts, and the acquisition of the MiaVita LLC business on April 1, 2005. The foreign diabetes supply business increased its revenues $2.0 million, or 12.8%, due primarily to an increase in sales volume. Facet’s revenue decreased $2.6 million, or 10.2%, primarily due to a drop in customer orders in the third quarter of 2005. Revenues from our Women’s and Children’s Health segment for the three-month period ended September 30, 2005, were $26.1 million, an increase of $2.7 million, or 11.6%, compared to the same period in 2004 due to an increase in days of service, the addition of new programs that are beginning to generate growth, as well as a shift in mix of services offered to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 53.5% for the three-month period ended September 30, 2005, from 56.8% for the same period in 2004. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 55.3% in 2005 from 61.5% in 2004, due primarily to the improved margins in our domestic disease management services and the leveraging impact of higher revenue. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment increased to 49.6% in 2005 from 46.2% in 2004 due to a change in the patient drug therapy mix to therapies with higher costs, partially offset by lower pricing from a major pharmaceutical vendor.

Selling and administrative expenses as a percentage of revenues increased to 32.8% for the three-month period ended September 30, 2005, compared to 31.6% for the same period in 2004, primarily due to increased costs for salaries and other personnel related expenses and for depreciation and amortization expenses related to our technology investments. These expenditures were incurred to support higher revenues, primarily in the domestic disease management business.

We provide for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts as a percentage of revenues was 1.1% and 1.2% for the three-month periods ended September 30, 2005 and 2004, respectively. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

Interest expense, net, decreased by $1.3 million for the three-month period ended September 30, 2005, compared to the same period in 2004. This decrease is primarily the result of the conversion of all of the Company’s 4.875% convertible senior subordinated notes into common stock of the Company in May 2005. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 37.2% and 5.87% for the three-month periods ended September 30, 2005 and 2004, respectively. The higher weighted average interest rates result from fees and expenses incurred related to the revolving credit facility, under which no amounts were outstanding in the three-month period of either 2005 or 2004.

Income tax expense for the three-month period ended September 30, 2005, reflected a higher effective tax rate than the statutory tax rate due to state and foreign income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for the three months ended September 30, 2005 and 2004, were $1.3 million and $4.2 million, respectively, comprised of foreign, federal and state income taxes.

Operations for our domestic direct-to-consumer diabetic and respiratory supplies businesses, which we sold on June 30, 2004, are included in discontinued operations. Earnings from discontinued operations, net of taxes, were $9,000 for the three months ended September 30, 2005, compared to a loss, net of taxes, of $917,000 for the same period in 2004. The earnings from discontinued operations related primarily to expenses and adjustments associated with the disposition of the pharmacy and supplies business and discontinuance of the laboratory business, and the collection of the retained receivables. The collection efforts were outsourced to a third party in the first quarter of 2005.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

The following table summarizes key components and variations in our financial statements for continuing operations to facilitate understanding of our results of operations. An explanation of the results follows the table.

	Nine Months Ended September 30,
	2005	2004	Variance	Variance %
	(Amounts in thousands)
Revenues	$245,586	$215,171	$30,415	14.1%
Health Enhancement	169,070	146,482	22,588	15.4%
Women's and Children’s Health	76,518	68,712	7,806	11.4%
Cost of revenues	133,572	124,334	9,238	7.4%
% of revenues	54.4%	57.8%
Health Enhancement	96,753	91,420	5,333	5.8%
% of segment revenues	57.2%	62.4%
Women's and Children’s Health	36,820	32,936	3,884	11.8%
% of segment revenues	48.1%	47.9%
Selling and administrative expenses	81,674	69,719	11,955	17.1%
% of revenues	33.3%	32.4%
Provision for doubtful accounts	2,735	1,688	1,047	62.0%
% of revenues	1.1%	0.8%
Interest expense, net	(1,682)	(8,693)	7,011	80.7%
Other income, net	538	225	313	139.1%
Loss on retirement of Senior Notes	--	(22,886)	22,886	nm
Earnings (loss) from continuing operations before income taxes	26,461	(11,924)	38,385	nm
Income tax benefit (expense)	(10,713)	4,555	(15,268)	nm
Earnings (loss) from continuing operations	15,748	(7,369)	23,117	nm
nm:  not meaningful

    Revenues from continuing operations increased by $30.4 million, or 14.1%, to $245.6 million for the nine-month period ended September 30, 2005, from $215.2 million in the same period in 2004. This increase resulted from strong growth in the Health Enhancement segment, where revenues increased $22.6 million, or 15.4%, to $169.1 million. Revenues in the disease management component of this segment increased by $16.2 million, or 42.5%, for the nine months ended September 30, 2005, compared to the same period in 2004. These revenue increases were due to new disease management contracts implemented in 2004 and the first nine months of 2005, expanded programs from existing contracts, and the acquisition of the MiaVita LLC business on April 1, 2005. The foreign diabetes supply business increased its revenues $7.0 million, or 15.2%, due to an increase in sales volume along with a favorable foreign currency exchange impact. Facet’s revenue decreased $577,000, or 0.9%, primarily due to the drop in customer orders as noted above in the third quarter discussion. Revenues in our Women’s and Children’s Health segment for the nine-month period ended September 30, 2005, were $76.5 million, an increase of $7.8 million, or 11.4%, compared to the same period in 2004 due to an increase in the days of service, the addition of new programs that are beginning to generate growth, as well as a shift in mix of services offered to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 54.4% for the nine-month period ended September 30, 2005, from 57.8% for the same period in 2004. The cost of revenues as a percentage of revenues in the Health Enhancement segment decreased to 57.2% in 2005 from 62.4% in 2004, due primarily to the improved margins in our domestic disease management services and the leveraging impact of higher revenues. The cost of revenues as a percentage of revenues in the Women’s and Children’s Health segment increased slightly to 48.1% in 2005 from 47.9% in 2004 due to a change in the patient drug therapy mix to therapies with higher costs, partially offset by lower pricing from a major pharmaceutical vendor.

Selling and administrative expenses as a percentage of revenues increased to 33.3% for the nine-month period ended September 30, 2005, compared to 32.4% for the same period in 2004 due to increased costs for salaries and other personnel related expenses and for depreciation and amortization expenses related to our technology investments. These expenditures were incurred to support higher revenues, primarily in the domestic disease management business.

The provision for doubtful accounts as a percentage of revenues was 1.1% for the nine-month period ended September 30, 2005, compared to 0.8% for the same period in 2004. During 2004, the provision in the Women’s and Children’s Health segment decreased due to favorable collection experience on accounts receivable. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

Interest expense, net, decreased by $7.0 million, or 80.7%, for the nine-month period ended September 30, 2005, compared to the same period in 2004. This decrease was primarily the result of the retirement of substantially all of the 11% Senior Notes in June 2004 (discussed below in “Financing Activities” under “Liquidity and Capital Resources”) partially offset by interest due to the issuance of the 4.875% convertible senior subordinated notes in May 2004. In May 2005, all of the Company’s 4.875% convertible senior subordinated notes were converted into common stock of the Company. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 9.76% and 9.08% for the nine-month periods ended September 30, 2005 and 2004, respectively. The higher weighted average interest rates result from fees and expenses incurred related to the revolving credit facility, under which no amounts were outstanding in the nine-month period of 2005.

In June 2004, we recorded a charge of $22.9 million, or $14.1 million, net of taxes, related to the retirement of our 11% Senior Notes.

Income tax expense for the nine-month period ended September 30, 2005, reflected a higher effective tax rate than the statutory tax rate due to state and foreign income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for the nine months ended September 30, 2005 and 2004, were $3.1 million and $4.3 million, respectively, comprised of foreign, federal and state income taxes.

Loss from discontinued operations, net of taxes, was $431,000 for the nine months ended September 30, 2005, compared to earnings, net of taxes, of $70,000 for the same period in 2004. The loss from discontinued operations related primarily to expenses associated with the disposition of the supplies and lab businesses and the collection of the retained receivables. The collection efforts were outsourced to a third party in the first quarter of 2005.

Liquidity and Capital Resources

Operating Activities
As of September 30, 2005, we had cash and cash equivalents of $27.9 million. Net cash provided by continuing operations was $8.8 million for the nine months ended September 30, 2005, compared to net cash used in operating activities of $4.8 million in the comparable nine-month period of 2004. This increase was due primarily to an increase in income from continuing operations. The Company also experienced various changes in working capital, which included decreases in accounts payable and other accrued expenses and increases in trade accounts receivable, prepaids and other current assets. The increase in cash used for working capital was primarily due to the revenue growth of the Company. Total accounts receivable days’ sales outstanding (“DSO”) were 57 days as of September 30, 2005, consisting of DSO of 51 days for the Health Enhancement segment and 72 days for the Women’s and Children’s Health segment.

Investing Activities
Net cash used in investing activities totaled $9.2 million for the nine months ended September 30, 2005, compared to net cash provided by investing activites of $74.8 million for the same period in 2004.

On April 1, 2005, we completed the acquisition of the business and assets of MiaVita LLC, a leading provider of on-line health and wellness solutions, for a net cash payment of $4.8 million, with potential additional amounts to be paid under an earnout agreement. Results of operations of this business have been included in the disease management component of our Health Enhancement segment since April 1, 2005.

The Company had a decrease in restricted cash during the nine-months ended September 30, 2005. This decrease was primarily due to the expiration of a cash collateral agreement with one of our large vendors.

Investing activities for the nine months ended September 30, 2004, included the receipt of net proceeds of $101.1 million from the sale of assets of the pharmacy and supplies business and the payment of $20.5 million as final consideration related to the acquisition of Quality Oncology, Inc. in 2002.

Capital expenditures for continuing operations for the nine-month periods ended September 30, 2005 and 2004, totaled $7.8 million and $6.2 million, respectively, related primarily to the replacement, expansion and enhancement of computer information systems. We expect to expend a total of approximately $11 million for capital items in 2005.

Financing Activities
Net cash used in financing activities was $8.5 million for the nine months ended September 30, 2005, compared to $51.9 million for the same period in 2004.

On May 5, 2004, we completed the sale of $75 million in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. On June 3, 2004, the initial purchaser of the notes exercised its option to purchase an additional $11.3 million in aggregate principal amount of the notes. We received proceeds, net of discount, of $83.2 million from the issuance of the convertible senior subordinated notes. We used the proceeds and proceeds from the sale of substantially all of the assets of our direct-to-consumer diabetic and respiratory supplies business to fund the repurchase of $120 million in aggregate principal amount of 11% Senior Notes tendered in a tender offer. This repurchase resulted in a net cash payment of $136.5 million. In June 2004, we recorded a charge of $22.9 million, or $14.1 million, net of taxes, related to the retirement of substantially all of the 11% Senior Notes.

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

Proceeds received from participants under our stock purchase and stock option plans were $6.3 million and $3.3 million for the nine months ended September 30, 2005 and 2004, respectively.

We have an available revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility is collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility bear interest at LIBOR plus 2.9% (6.59% at September 30, 2005), and the facility requires a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee are payable monthly. In October 2005, we amended the terms of the agreement to extend the term of the credit facility until October 2006. Additionally, under the terms of the amended agreement, we may terminate the facility at any time prior to the maturity date upon one day’s written notice to the lender, and we are not subject to an early termination fee. As of September 30, 2005, no amounts were outstanding, and approximately $27 million was available for borrowing under this credit facility. Under the credit facility, we are required to maintain certain financial ratios. As of September 30, 2005, we were in compliance with the financial covenants in our credit facility.

During 2004, we entered into and terminated various interest rate swap arrangements with a bank for notional amounts ranging from $25 million to $100 million to hedge our 11% Senior Notes. Under these agreements the bank was obligated to pay us an 11% fixed rate of interest, and we were obligated to pay the bank a rate based on six-month LIBOR plus a fixed rate of interest, ranging from 6.4% to 7.535%. These interest rate swap arrangements reduced interest expense by $685,000 for the nine months ended September 30, 2004, as a result of lower variable interest rates on the swaps, and we paid the bank $993,000 when the agreements were terminated. We do not intend to enter into any additional interest rate swap arrangements to hedge against the interest due on the remaining 11% Senior Notes.

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

The following sets forth our future minimum payments required under contractual obligations as of September 30, 2005:
	Payments Due by Year
	(Amounts in thousands)
	Total	10/05 - 9/06	10/06 - 9/09	10/09 - 9/10	Thereafter
Long-term debt (1)	$3,393	$1,385	$2,008	$-	$-
Operating lease obligations	19,195	5,384	11,638	1,472	701
Other long-term obligations (2)	4,639	-	2,607	1,082	950
Total	$27,227	$6,769	$16,253	$2,554	$1,651

(1) Includes capital lease obligations, but excludes interest associated with the long-term debt obligations.
(2) Represents the Supplemental Executive Retirement Plan for certain key executives.

Interest of $110,000 under our 11% Senior Notes is payable during the remainder of 2005. Capital expenditures of approximately $3 million are estimated in the fourth quarter of 2005 as we continue to enhance our computer information systems.

As of September 30, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Uncertainties

The Federal False Claims Act allows actions to be brought on the government’s behalf by individuals under the Federal False Claims Act’s qui tam provision. Two qui tam claims have been filed against Matria and our former subsidiary, Diabetes Self Care, Inc., alleging possible improper claims for Medicare payments in the pharmacy and supplies business that we divested in 2004. The purchaser did not assume liability for any qui tam claim. An unfavorable outcome in the actions could subject us to repayment obligations, loss of reimbursement, exclusion from participation in Medicare and Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse effect on our business, financial position and results of operations. Defending a qui tam claim, even where there is little or no merit to the allegation, can be expensive and time consuming. As is required by law, the federal government conducted an investigation of the complaints to determine whether to intervene or join in the suits. We cooperated fully with the investigation. The first of the qui tam actions is scheduled for trial in January 2006. The court ordered the government to make its decision whether to intervene in the case by September 30, 2005. The government did not intervene by the requisite date. We are currently pursuing settlement possibilities relative to these claims. However, there is no assurance that these matters can be settled, that any settlement amount will not be material to us or that the cases will not be pursued in litigation against us by the individuals who filed the complaints.

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

Our clinical services and our foreign supply businesses are reimbursed on a fee-for-service or per item basis. Other aspects of disease management, however, are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) monthly fees for each member identified with a particular chronic disease or condition under contract, (iii) monthly fees for each member enrolled in our program, or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues in the balance sheet, and revenues are recognized as services are performed. Some of the contracts for these services provide that a portion of our fees is at risk subject to our performance against financial cost savings and clinical criteria. Thus, a portion of our revenues are accrued in the period the services are provided and adjusted in future periods when final settlement is determined. These estimates are continually reviewed and adjusted as information related to performance levels and associated fees become available. These reviews and adjustments have not resulted in a material reduction in any recent period of revenue previously reported. For the nine-month period ended September 30, 2005, 2.1% of our revenues recognized were at risk under these arrangements.

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

Goodwill and Identifiable Intangible Assets. As of September 30, 2005, we reported goodwill and identifiable intangible assets at carrying amounts of $137.3 million and $2.5 million, respectively. The total of $139.9 million represents approximately 47% of total assets as of September 30, 2005. Our identifiable intangible assets are amortized over their respective estimated useful lives. Our goodwill is no longer amortized to expense.
We review goodwill and indefinite life intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we calculate the fair value of the reporting units to which the goodwill and indefinite life intangibles relate based on the present value of estimated future cash flows. Based on the evaluation, management concluded that no impairment of recorded goodwill and intangibles existed at December 31, 2004. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates. As of September 30, 2005, there were no changes in circumstances that indicated the goodwill and intangibles carrying values were impaired or may not be recoverable, and, as a result, impairment testing was not required.
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

As of December 31, 2004, our remaining net operating losses of $36.5 million, the tax effect of which is reflected on the balance sheet in “deferred income taxes,” will be available to offset future income tax liabilities. Based on projections of taxable income in 2005 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, cancelled or vested after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. Upon issuance, SFAS 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date, requiring public companies to apply the Statement in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. We expect to adopt SFAS 123(R) in our first interim period of 2006 and have concluded that SFAS 123(R) will have a negative impact on our financial position and results of operations. We expect the impact of expensing stock options currently outstanding, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.16 to $0.21 per share in 2006. We do not expect the impact of SFAS 123(R) to have a material impact on our cash flow or liquidity.

See note 8 in the Notes to the Consolidated Condensed Financial Statements for the pro forma impact on net earnings (loss) and earnings (loss) per share for the three-month and nine-month periods ended September 30, 2005 and 2004, of all share-based payment transactions to date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates. In the nine months ended September 30, 2005, our operations outside the United States, with sales denominated in currencies other than the U.S. dollar (primarily in Germany), generated approximately 22% of total revenues. In the normal course of business, these operations are exposed to fluctuations in currency values. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on results for the nine months ended September 30, 2005 and balances as of September 30, 2005, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $891,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Federal False Claims Act allows actions to be brought on the government’s behalf by individuals under the Federal False Claims Act’s qui tam provision. Two qui tam claims have been filed against the Company and its former subsidiary, Diabetes Self Care, Inc., alleging possible improper claims for Medicare payments in the pharmacy and supplies business that the Company divested in 2004. The purchaser did not assume liability for any qui tam claim. An unfavorable outcome in the actions could subject the Company to repayment obligations, loss of reimbursement, exclusion from participation in Medicare and Medicaid, substantial fines or penalties and other sanctions, which could have a material adverse effect on the Company’s business, financial position and results of operations. Defending a qui tam claim, even where there is little or no merit to the allegation, can be expensive and time consuming. As is required by law, the federal government conducted an investigation of the complaints to determine whether to intervene or join in the suits. The Company cooperated fully with the investigation. The first of the qui tam actions is scheduled for trial in January 2006. The court ordered the government to make its decision whether to intervene in the case by September 30, 2005. The government did not intervene by the requisite date. The Company is currently pursuing settlement possibilities relative to these claims. However, there is no assurance that these matters can be settled, that any settlement amount will not be material to the Company or that the cases will not be pursued in litigation against the Company by the individuals who filed the complaints.

Item 6. Exhibits

Exhibit Number

2.3	Agreement and Plan of Merger by and among Matria Healthcare, Inc., WHI Acquisition Corp., and WinningHabits, Inc., dated September 19, 2005.

10.1
Consent and Waiver Agreement and Amendment No. 7 to Loan and Security Agreement by and among Matria Women’s and Children’s Health, LLC and other subsidiaries of Matria Healthcare, Inc. and HFG Healthco-4, LLC, dated as of September 22, 2005.

10.2	2004 Stock Incentive Plan.

10.3	Long-Term Incentive Plan.

10.4	2005 Employee Stock Purchase Plan.

10.5	2005 Directors’ Non-Qualified Stock Option Plan.

11	Computation of Earnings (Loss) per Share.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Stephen M. Mengert.

32.1	Section 1350 Certification by Parker H. Petit.

32.2	Section 1350 Certification by Stephen M. Mengert.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

November 4, 2005	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Mengert
Stephen M. Mengert
Vice President—Finance and Chief
Financial Officer
(Principal Financial Officer)