Form 10-Q/A
period 2005-09-30
MATRIA HEALTHCARE INC
filed 2005-11-09
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to
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
Yes	☒No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	☒No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐No	☒

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, together with associated common stock purchase rights, as of November 1, 2005, was 20,734,252.

EXPLANATORY NOTE

This Amendment Number 1 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2005 is being filed solely to amend the cover page to the quarterly report as originally filed to include disclosure that the registrant is not a “shell company” as defined in Rule 12b-2 of the Exchange Act. The registrant has also included herewith Exhibits 31.1, 31.2, 32.1 and 32.2, as required by the filing of this amendment. No revisions have been made to the financial statements or any other disclosure contained in the quarterly report on Form 10-Q as originally filed.

PART II—OTHER INFORMATION

Item 6. Exhibits
Exhibit Number
2.3*	Agreement and Plan of Merger by and among Matria Healthcare, Inc., WHI Acquisition Corp., and WinningHabits, Inc., dated September 19, 2005.
10.1*
Consent and Waiver Agreement and Amendment No. 7 to Loan and Security Agreement by and among Matria Women’s and Children’s Health, LLC and other subsidiaries of Matria Healthcare, Inc. and HFG Healthco-4, LLC, dated as of September 22, 2005.

10.2*	2004 Stock Incentive Plan.
10.3*	Long-Term Incentive Plan.
10.4*	2005 Employee Stock Purchase Plan.
10.5*	2005 Directors’ Non-Qualified Stock Option Plan.
11*	Computation of Earnings (Loss) per Share.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Stephen M. Mengert.
32.1	Section 1350 Certification by Parker H. Petit.
32.2	Section 1350 Certification by Stephen M. Mengert.

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

November 9, 2005	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen M. Mengert
Stephen M. Mengert
Vice President—Finance and Chief
Financial Officer
(Principal Financial Officer)