Form 10-K
period 2005-12-31
MATRIA HEALTHCARE INC
filed 2006-03-16
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005 or

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
Common Stock, par value $0.01 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☑          No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
     Yes ☐          No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐          No ☑
As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by nonaffiliates was approximately $631,393,918 based upon the closing sale price for such date as reported on the National Association of Securities Dealers Automated Quotation System. As of March 1, 2006, there were 20,869,465 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

MATRIA HEALTHCARE, INC.
2005 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
     General. Matria Healthcare, Inc. (“Matria” or the “Company”) provides comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics. This suite of services, which we call “Health Enhancement,” is designed to reduce health-related costs and enhance the health and quality of life of the individuals we serve. Matria provides services to self-insured employers, private and government sponsored health plans, pharmaceutical companies and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs.
     Our business strategy is described under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.
     Development of our Business. We were incorporated on December 28, 2004, in connection with our Predecessor Registrant’s reorganization into a holding company structure. The Predecessor Registrant was incorporated on October 4, 1995 in connection with the merger of Tokos Medical Corporation and Healthdyne Maternity Management, effective March 8, 1996. Through that merger, Matria emerged as the country’s premier provider of high-risk maternity management services. Subsequently, we decided to leverage the experience with patient assessment, education and patient monitoring we gained through our management of high-risk pregnancies by expanding our focus to include management of patients with chronic diseases. In furtherance of that strategy, we launched our respiratory disease management program in 1998.
     In 1999, we added diabetes disease management to our service offerings through an acquisition. At the same time, we acquired our former pharmacy and supplies business, as well as Facet Technologies, LLC (“Facet”), our diabetes product design, development and assembly business, and our foreign diabetes services business in Germany. In 2002, we continued to expand our disease management program offerings through internal development of programs for cardiac disease, depression and chronic pain and through the acquisition of Quality Oncology, Inc. (“Quality Oncology”), the nation’s leading provider of cancer disease management services. In 2003, we launched an initiative to offer disease management services through pharmaceutical companies in support of complex drug therapies and began to offer disease management services for hepatitis C. Through a strategic acquisition in 2004, we expanded our services to include case management. We also divested our domestic pharmacy and supplies business in June of that year. In 2005, we furthered our goal of offering the broadest spectrum of services in the industry across the full continuum of care through the acquisitions of Miavita, LLC (“Miavita”), a leading provider of on-line health and wellness programs, and WinningHabits, Inc., a premier provider of corporate wellness programs. We also launched our commercialized informatics business, which involves the aggregation and analysis of data to enable our customers to better manage health-related costs and further improve outcomes.
     In December 2005, we signed a definitive merger agreement to acquire CorSolutions Medical, Inc. (“CorSolutions”), another leading provider of disease management and related services to employers, health plans and government-sponsored healthcare programs. At the same time, we made the strategic decision to divest Facet, and our foreign diabetes service operations in Germany. With these strategic initiatives in place, we combined our operations under one reportable segment: Health Enhancement. See Note 11 of Notes to Consolidated Financial Statements on page F-26 of this Report for additional discussions about our segment reporting.
     Our Business Today
     Health Enhancement. With the completion of the acquisition of CorSolutions in January 2006, we have combined two of the leaders in our industry, and we believe that we have created the industry’s most expansive services and capabilities across the full continuum of health enhancement services. In the merger we acquired an expanded product line, a significant presence in the health plan market, a talented group of employees, new expertise and several new facilities with additional capacity that we hope to leverage to our advantage.
     Health Enhancement involves multiple and integrated programs and services that help participants change unhealthy lifestyles that lead to chronic diseases, improve self-care skills and compliance with plans of care and become better educated consumers of healthcare services. Our health enhancement business has 50 service centers that serve participants and patients throughout the United States.
     Our on-line, interactive wellness programs address issues such as: smoking cessation, weight loss, exercise, healthier diet, stress relief, healthy aging and productivity enhancement. These programs are designed to help employees and health plan members live healthier and longer lives while reducing their healthcare costs and increasing their productivity.
     Matria’s disease and condition management programs have focused on the most costly medical conditions, including, without limitation, diabetes, coronary artery disease, congestive heart failure, asthma, chronic obstructive pulmonary disease, depression, chronic pain, hepatitis C, cancer and high-risk pregnancies. With the acquisition of CorSolutions, we have expanded our disease management offerings to include many less common chronic conditions. Also, with the acquisition of CorSolutions, we have acquired greater expertise in the area of productivity enhancement, including an absence management program and the capability of integrating disease management programs with a customer’s disability carriers.
     We emphasize a multidisciplinary approach to care that involves our clinicians working with physicians to oversee their patients’ adherence to treatment plans. We focus on the management of patients between visits to their physician, the improvement of patients’ compliance with their physicians’ care plans and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. We believe that our programs, which were developed in accordance with national clinical standards, demonstrably reduce medical and healthcare-related costs and produce improved outcomes for our participants. Our disease and condition management services include, but are not limited to:
•	Sophisticated data analysis to identify and preliminarily stratify individuals at risk for chronic diseases and high cost conditions;

•	Administration of a multi-condition risk assessment, the results of which we use to build a detailed medical profile in our proprietary information systems;

•	The use of predictive modeling to determine the probability that a given individual has a chronic condition or is at risk of a significant health event that will result in substantial healthcare costs in the near and longer-term future;

•	Development of risk-specific care plans based on national clinical standards;

•	Ongoing patient education, motivation and support;

•	Monitoring of the patient’s utilization of medication and supplies, the frequency of periodic laboratory testing and adherence to care plans;

•	For some patients and participants, biometric monitoring of weight, blood glucose, blood pressure and/or uterine activity; and

•	Reporting of clinical and financial outcomes.

     Our customized educational materials encourage participants to make better lifestyle choices, empower participants through knowledge to make clinically supported decisions about their healthcare and help participants better manage their conditions. The Matria clinicians coach and motivate participants to develop self-care skills to manage their conditions, practice prevention, pursue a health conscious lifestyle, actively seek health and wellness knowledge and understand the financial and health impact of their lifestyle decisions.
     People with chronic diseases and high-cost conditions face a myriad of medications, treatments, directives and precautions that are part of a plan of care, and thus, they typically need extra support. Matria’s clinicians ensure this support is readily available and proactively provided. To properly manage one’s chronic disease, the patient must follow clinical parameters defined for the disease. The Matria nurses, with the aid of the Company’s technology, manage these critical parameters. By combining the human touch of experienced nurses and other clinicians with the power of Matria’s technology, the Company’s disease and condition management processes improve the participant’s course of treatment.
     All of our programs are built on proprietary, sophisticated and advanced technology that enables us to ingest and analyze data from multiple sources, manage patient care and report clinical and financial outcomes. Increasingly, the market is recognizing the power of data as a tool in managing health care and optimizing clinical and financial outcomes. In 2005, we began to capitalize on our information systems technology and data analysis expertise by offering our informatics services as an adjunct to our wellness and disease and condition management services. We will continue to make substantial investments in our information systems.
     Customers and Third-Party Payors. We market our health enhancement services to self-insured employers, health plans (both commercial and governmental), pharmaceutical companies and physicians, primarily through our employee sales force. In 2005, revenues from continuing operations were derived from the following types of customers and third-party payors: approximately 61% from health plans, 20% from employers, 10% from government payors and 9% from administrative services only (“ASO”) self-insured employer clients.
     Our services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues, which is included in “accrued liabilities,” in the consolidated balance sheets. Such amounts are subsequently recognized as revenue as services are performed.
     Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements; or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as unearned revenue, which is included in “accrued liabilities,” in the consolidated balance sheets. If we do not meet performance levels by the end of the operations period under the contract, we are contractually obligated to refund some or all of the at-risk fees. Historically, such adjustments have been immaterial to our financial condition and results of operations. In 2005, 5% of our revenues recognized were at-risk under these arrangements.
     Seasonality. Our high-risk pregnancy management services revenues tend to be seasonal. Revenues tend to decrease with the onset of the holiday season starting with Thanksgiving. As a result, first and fourth quarter revenues of each year tend to be less than those of the second and third quarters.

The other aspects of our health enhancement business currently do not reflect any significant degree of seasonality.
     Competition. Our health enhancement business is highly competitive. Our competitors and potential competitors include disease management companies, pharmaceutical companies, pharmacy benefit management companies, case management companies, health plans, healthcare providers and other organizations that provide services to health plans and self-insured employers. Certain of our competitors and potential competitors have significantly greater financial and sales resources than we do. We believe that our ability to offer customers an integrated health enhancement solution across a full continuum of care, our demonstrated clinical and financial outcomes and our highly regarded technology platforms will enable us to compete effectively. There can be no assurance, however, that we will not encounter increased or more effective competition in the future, which would limit our ability to maintain or increase our business.
     Research and Development. Program development and refinements from the health enhancement operations are a result of the cooperative efforts of the business’s information technology, clinical, operating and marketing staff. The costs of these development activities are charged to earnings when incurred. However, we capitalize development costs incurred for internal use software under the provisions of the AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
     Governmental Regulation. The healthcare business is subject to extensive and frequently changing federal, state and local regulation. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects. We believe our current arrangements and practices are in material compliance with applicable laws and regulations. There can be no assurance that we are in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.
     Certain of our clinicians, such as nurses, must comply with individual licensing requirements. All of our clinicians who are subject to licensing requirements are licensed in the state in which they are physically present, such as the location of the call center from which they operate. Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our clinicians in more than one state. New judicial decisions, agency interpretations or federal or state legislation or regulations could increase the requirement for multi-state licensing of a greater number of our clinical staff, which would increase our administrative costs.
     Certain aspects of our health enhancement business are subject to unique licensing or permit requirements. For example, many states require our subsidiary providing high-risk pregnancy management services to be licensed as a home health agency and to have medical waste disposal permits. Also, many states require Quality Oncology, our cancer disease management subsidiary, to be licensed as a utilization review provider. We may also be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs. Some states have established Certificate of Need (“CON”) programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect our business.
     Some of the monitoring devices used by our subsidiary providing high-risk pregnancy management services in the provision of our services are classified as medical devices under the Federal Food, Drug and Cosmetic Act, or the FDC Act, and are subject to regulation by the FDA. In addition some of our services involve the use of drugs that are regulated by the FDA under the FDC Act. Although medical devices and drugs used by our subsidiary providing high-risk pregnancy management services are labeled for specific indications and cannot be promoted for any other indications, the FDA allows physicians to prescribe drugs and medical devices for “off-label” indications under the “practice of medicine” doctrine. Negative publicity concerning the off-label use of drugs and devices may adversely affect the high-risk pregnancy management services component of our business. Our failure to comply with FDA requirements could result in FDA enforcement actions, which could include, but are not limited to, recalls, warning letters, fines, injunctions and criminal prosecution. Any such enforcement actions could have a material adverse effect on our business, financial condition and results of operations.
     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs electronic healthcare transactions and the privacy and security of medical records and other individually identifiable patient data. Any failure to comply with HIPAA could result in criminal penalties and civil sanctions.
     Although a very small component of our business relies on reimbursement by government payors, such as state Medicaid, that business is subject to particularly pervasive regulation by those agencies. These regulations impose stringent requirements for provider participation in those programs and for reimbursement of products and services. We are subject to periodic audits or investigation by the Centers for Medicare and Medicaid Services, or CMS and/or its intermediaries, of our compliance with those requirements, and any deficiencies found may be extrapolated to cover a larger number of reimbursement claims. Additionally, many applicable laws and regulations are aimed at curtailing fraudulent and abusive practices in relation to those programs. These rules include the illegal remuneration provisions of the Social Security Act (sometimes referred to as the “Anti-Kickback” statute), which impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient covered by a federal healthcare program to a particular provider of healthcare products or services. Related federal laws make it unlawful, in certain circumstances, for a physician to refer patients covered by federal healthcare programs to a healthcare entity with which the physician and/or the physician’s family have a financial relationship. Additionally, a large number of states have laws similar to the federal laws aimed at curtailing fraud and abuse and physician “self-referrals.” These rules have been interpreted broadly such that any financial arrangement between a provider and potential referral source may be suspect. While we believe our business arrangements are in compliance with these laws and regulations, the government could take a contrary position or could investigate our practices.
     In addition to the laws described above, the Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. HIPAA created two new federal crimes: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Federal False Claims Act allows actions to be brought on the government’s behalf by individuals under the Federal False Claims Act’s “qui tam” provision. Violation of these and other applicable rules can result in substantial fines and penalties, required repayment of monies previously recognized as income, as well as exclusion from future participation in government-sponsored healthcare programs. See “Item 3. Legal Proceedings.”
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

     The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) provided funding for disease management demonstration programs to be implemented in targeted geographic areas across the country, and indicates that if the programs are successful, the programs will be expanded nationwide. The expansion of these programs could represent a significant opportunity for our disease and condition management business.
     Employees. As of December 31, 2005, we employed a total of 1,097 full-time and 79 regular part-time employees in our continuing operations. Also, the health enhancement business employed an additional 781 part-time clinical employees to provide, among other things, patient training and back-up support on an “as needed” basis. None of these employees is represented by a union, and we consider our relationship with our employees to be good. As of March 3, 2006, subsequent to the acquisition of CorSolutions, we employed a total 1,619 full-time, 77 regular part-time employees and an additional 781 part-time clinical employees on “as needed” basis in our continuing operations.
     Discontinued Operations. On June 30, 2004, the Company completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our former domestic direct-to-consumer pharmacy and supplies business. As a result of the sale and the discontinuance of the related lab business, the accompanying consolidated financial statements reflect the operations of these divisions as discontinued operations for all periods presented. In December 2005, we announced our strategic plan to divest Facet and our foreign diabetes division. As of December 31, 2005, we reported both of their assets and liabilities as assets held for sale and liabilities related to assets held for sale and other discontinued operations, respectively, and accordingly, reported their results of operations in discontinued operations for all periods presented.
     Facet is a leading designer, developer, assembler and distributor of products for the diabetes market. Facet has 30% to 50% of the world market share in each of the three major Microsampling product lines, the majority of which are used to obtain blood samples for testing blood glucose levels: standard lancets, lancing devices and safety lancets. Facet operates from facilities in Marietta, Georgia, McDonough, Georgia, and Northhampton, England. Its products are shipped primarily to North and South America, Europe and Asia.
     Our foreign diabetes division provides diabetes products and supplies and certain value-added services directly to patients in Germany through its main facilities in Neumünster and Dresden, Germany and depots maintained in physician offices and clinics. Most revenues are received directly from the German national healthcare system.
     Approximately 25%, 23% and 15% of Facet’s revenues and 100% of the revenues from our foreign diabetes division were derived from customers outside of the United States in 2005, 2004 and 2003, respectively. Approximately 49%, 45% and 43% of the combined revenues for Facet and our foreign diabetes division in 2005, 2004 and 2003, respectively, were from customers in Germany.
     Customers. Facet markets its products to large medical device manufacturers and distributors through its employee sales force. Its customers include original equipment manufacturers and distributors of blood glucose and other point-of-care test kits. Five major original equipment manufacturer customers represented approximately 91% of Facet’s total revenues in 2005.
     Our foreign diabetes division also markets it products through an employee sales force, primarily to physicians who, in turn, make the products available for sale to patients. These products are reimbursed on a per item basis by the German national healthcare system.

     Competition. Facet competes with a number of domestic and foreign manufacturers based on quality, service and price. In addition, competition in research involving the development of new products and the improvement of existing products is particularly significant.
     Our diabetes supply business in Germany distributes its products to customers primarily from physician offices, and substantially all of its revenues are received from the German national healthcare system. Some doctors participating in this method of distribution, both for us and other providers, have been the subject of lawsuits brought by pharmacies alleging that this practice constitutes of violation by such doctors of German law. Last fall, the German Federal Court of Justice issued a decision that may invalidate some of these arrangements where a valid lease arrangement with the physician practice is not in effect. Although we have not been a party to any of these lawsuits, to the extent we are unable to negotiate lease arrangements with practices where no lease is in effect or the incremental cost of the lease arrangements is material, we may be forced to seek alternative channels of distribution or otherwise restructure these arrangements. Either of these alternatives could have a material adverse effect on our German operations and possibly make it more difficult to sell this business to a third party.
     We believe that the quality of Facet’s products, as well as its strong distribution system, value-added approach to customer service, and design and development expertise will continue to enable this business to maintain its significant market share, notwithstanding the highly competitive environment in which it operates. We believe that the convenience of purchasing diabetes supplies through our foreign diabetes division will continue to be a competitive advantage for that business. However, the challenges to the depot system discussed above may limit the effectiveness of that method of distribution. There can be no assurance that these businesses will not encounter increased or more effective competition in the future, which could limit our ability to maintain or increase these businesses or render some products and services these companies offer obsolete or non-competitive and which could adversely affect these companies’ operating results or impair our ability to divest them on favorable terms.
     Patents. Patents owned by Facet or its suppliers are material to the continued marketing of some of Facet’s products. In addition, Facet’s future success depends in part upon its proprietary technology and product development, and our ability to obtain patent and other intellectual property rights with respect to such technology and development.
     Patent positions are uncertain and involve complex legal, scientific and factual questions. Facet’s patent positions might not protect it against competitors with similar products or technologies because competing products or technologies may not infringe those patents. For certain products in development, there may be third parties who have patents or pending patents that they may claim prevent Facet from commercializing these products in certain territories. If Facet’s patent or other intellectual property rights or positions are infringed, challenged, invalidated, prevented or otherwise impaired, Facet’s business could be adversely affected.
     Research and Development. Facet maintains a dedicated research and development staff at its headquarters in Marietta, Georgia. This business’s research and development activities are key factors in its ability to stay abreast of its competition. The cost of all of these research and development efforts are charged to earnings when incurred.
     Governmental Regulation. Facet is an original equipment manufacturer for FDA regulated products, and must comply with good manufacturing practice regulations. Facet’s failure to comply with applicable FDA requirements could result in FDA enforcement actions, which could include, but are not limited to, recalls, warning letters, fines, injunctions and criminal prosecution. Any such enforcement actions could have a material adverse effect on Facet’s business, financial condition and results of operations. As a medical device manufacturer, Facet also retains ISO 13485/9003 and Directive 93/42/EEC certifications. A loss of these certifications could also have a material effect on Facet’s business, financial condition and results of operations.
     Employees. As of December 31, 2005, Facet employed a total of 134 full-time employees. Our foreign diabetes operation employed a total of 88 full-time and 26 regular part-time employees. None of these employees are represented by a union. We consider our relationship with the employees of these divisions to be good.

Available Information.
     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be made available free of charge on or through our website at www.matria.com as soon as reasonably practicable after the reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”). Matria’s Corporate Governance Guidelines and Code of Conduct were filed as exhibits to previous Exchange Act reports filed with the SEC and are available on our website. Waivers of the Guidelines or Code will be disclosed in an SEC filing on Form 8-K.
Item 1A. Risk Factors.
     Our business is subject to certain risks, including the risks described under the headings “Customers and Third-Party Payors,” “Seasonality,” “Patents,” “Competition,” “Research and Development” and “Governmental Regulation” in Item 1, “Litigation” in Item 3, and those described below. Readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving our common stock. This Item 1A does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations in the industries in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.
The health enhancement business is an evolving component of the overall healthcare industry.
     Health enhancement and wellness services are relatively new components of the overall healthcare industry. Accordingly, some of our potential customers have not had significant experience in purchasing, evaluating or monitoring such services, which can result in a lengthy sales cycle. The success of our business plan relative to our disease and condition management and wellness services depends on a number of factors. These factors include:
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
     Since the disease and condition management and wellness businesses are continually evolving, we may not be able to anticipate and adapt to the developing market. Moreover, we cannot predict with certainty the future growth rate or the ultimate size of the market.
We are highly dependent on payments from our customers and third-party healthcare payors, which may implement cost reduction measures that adversely affect our business and operations.
     Healthcare payors continue to face cost reduction pressures that may cause them to curtail their use of or reimbursement for health enhancement services or to negotiate reduced fees or other concessions. These financial pressures could have an adverse impact on our business.

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
A portion of our disease management fees are contingent upon performance.
     Some of our existing disease management agreements contain savings or other guarantees, which typically provide that we will repay all or some of our fees if the payor’s cost savings as a result of our disease management programs do not meet expectations or if other quality performance measures are not met. Some contracts also provide that we will receive bonus compensation by meeting certain performance criteria. There is no guarantee that we will accurately forecast cost savings and clinical outcome improvements under our disease management agreements or meet the performance criteria necessary to receive the designated bonus compensation or to avoid repayment of fees under the agreements.
Our operating results have fluctuated in the past and could fluctuate in the future.
     Our operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:
•	the impact of substantial divestitures and acquisitions;

•	the loss or addition of customers and referral sources;

•	investments required to support growth and expansion;

•	changes in the mix of our products and customers;

•	changes in healthcare reimbursement policies and amounts;

•	length of sales cycle and implementation process for new disease management customers;

•	increases in costs of revenues and operating expenses;

•	increases in selling, general and administrative expenses;

•	increased or more effective competition; and

•	regulatory changes.
     In addition, revenues from our high-risk pregnancy management services are historically lower during the first and fourth calendar quarters than during the second and third calendar quarters. The seasonal variability of demand for these services significantly affects, and we believe will continue to affect, our quarterly operating results.
If our costs of providing products or services increase, we may not be able to pass these cost increases on to our customers.
     In many of our markets, due to competitive pressures, we have very little control over the price at which we sell our products and services. If our costs increase, we may not be able to increase our prices, which would adversely affect results of operations. Accordingly, any increase in our costs could reduce our overall profit margin.
Recent and future acquisitions may cause integration problems, disrupt our business and strain our resources.
     In 2005 and 2006, we made three strategic business acquisitions, and may continue with such acquisitions in the future. Our success will depend, to a certain extent, on the future performance of these acquired business entities. These acquisitions, either individually or as a whole, could divert management attention from other business concerns and expose us to unforeseen liabilities or risks associated with entering new markets and integrating these new entities. Further, the integration of these entities may cause us to lose key employees or key customers. Integrating newly acquired organizations and technologies could be expensive and time consuming and may strain our resources. Consequently, we may not be successful in integrating these acquired businesses or technologies and may not achieve anticipated revenue and cost benefits.
We may face costly litigation that could force us to pay damages and harm our reputation.
     Like other participants in the healthcare market, we are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management. Although we currently maintain liability insurance intended to cover such claims, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all. A successful claim in excess of the insurance coverage could have a material adverse effect on our results of operations or financial condition.
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
     Our health enhancement services are dependent on the effective use of information technology. Although we believe that our systems provide us with a competitive advantage, we are exposed to technology failure or obsolescence. In addition, data acquisition, data quality control and data analysis, which are a cornerstone of our disease management programs, are intense and complex processes subject to error. Untimely, incomplete or inaccurate data, flawed analysis of such data or our inability to properly identify, implement and update systems could have a material adverse impact on our business and results of operations.
We have recorded a significant amount of intangible assets, the value of which could become impaired.
     Our acquisitions have resulted in the recognition of intangible assets, primarily goodwill. Goodwill, which represents the excess of cost over the fair value of net assets of businesses acquired, and other intangible assets was approximately $76.2 million, net of amortization, at December 31, 2005, representing approximately 24% of our total assets. With the acquisition of CorSolutions, we will record a significant amount of additional intangible assets in 2006. On an ongoing basis, we will make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case a charge to earnings may be necessary. Any future determinations requiring an asset impairment of a significant portion of intangible assets could materially affect our results of operations for the period in which the adjustment occurs.

The competition for staff may cause us to restrict growth in certain areas or to realize increased labor costs in existing areas.
     Our operations are dependent on the services provided by qualified management and staff, including nurses and other healthcare professionals, for which we compete with other health care providers. In addition, our opportunities for growth are limited by our ability to attract and retain such personnel. In certain markets, there is a shortage of nurses and other medical providers, thereby increasing competition and requiring us to improve working conditions, including wages and benefits, for such personnel. Our potential inability to maintain and grow an appropriate workforce may inhibit our expansion and could have a material adverse effect on our financial results.
The development of improved technologies for glucose monitoring that eliminate the need for consumable testing supplies could adversely affect Facet’s business.
     A substantial amount of Facet’s revenues are from the sale of consumable testing supplies used to draw and test small quantities of blood for the purpose of measuring and monitoring blood glucose levels. Numerous research and development efforts are underway to develop more convenient and less intrusive glucose measurement techniques. The commercialization and widespread acceptance of new technologies that eliminate or reduce the need for consumable testing supplies could negatively affect Facet’s business.
Some of our operations are substantially dependent on a few customers.
     Facet’s revenues are substantially dependent on sales to five customers. In 2005, sales to these five customers represented approximately 91% of Facet’s revenues. Facet has multiple contracts covering various products with these customers that have expirations ranging from October 2006 to March 2009. Certain contracts may be terminated prior to expiration without cause, and there is no guarantee that these contracts will be renewed on favorable terms, if at all, or that these customers will continue to purchase products and services at prior levels. If Facet does not generate as much revenue from its major customers as we expect, or if Facet loses certain of them as customers, Facet’s total revenue could be significantly reduced. Because CorSolutions has several large health plan customers, the revenue concentration risk increased with the acquisition.
Facet is highly dependent on supplies from limited sources.
     Facet currently purchases approximately 80% of the components for its products from one supplier, which has been a supplier to Facet for more than 15 years. Facet is under contract with this supplier through December 31, 2006, with some terms, such as pricing, negotiated on an annual basis. Inability to extend the agreement or to negotiate a new agreement with similar terms could cause an interruption in supply and a possible loss of sales, which would affect operating results adversely.
Facet operates in an industry that is becoming increasingly influenced by price competition.
     In all of our product and service lines, we face strong competition from companies, both large and small, located in the United States and abroad, on factors including quality of care and service, reputation within the medical community, scope of products and services, geographical scope and price. Facet operates in an industry where price competition is becoming increasingly influential over other factors, which has created downward pressure on pricing on this portion of our business. If this trend toward price dominated competition continues, the resulting downward pricing pressure may have a material adverse effect on Facet’s business.
Our foreign operations are subject to additional risks.
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
     Our diabetes supply business in Germany distributes its products to customers primarily from physician offices, and substantially all of its revenues are received from the German national healthcare system. Some doctors participating in this method of distribution, both for us and other providers, have been the subject of lawsuits brought by pharmacies alleging that this practice constitutes of violation by such doctors of German law. Last fall, the German Federal Court of Justice issued a decision that may invalidate some of these arrangements where a valid lease arrangement with the physician practice is not in effect. Although we have not been a party to any of these lawsuits, to the extent we are unable to negotiate lease arrangements with practices where no lease is in effect or the incremental cost of the lease arrangements is material, we may be forced to seek alternative channels of distribution or otherwise restructure these arrangements. Either of these alternatives could have a material adverse effect on our German operations and possibly make it more difficult to sell this business to a third party.
Facet’s inventory management is complex, and excess inventory may harm our results of operations.
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
Impairment of Facet’s intellectual property rights could negatively affect its business.
     Patents owned by Facet or its suppliers are material to the continued marketing of some of its products. In addition, its future success depends in part upon our proprietary technology and product development, its ability to obtain patent and other intellectual property rights with respect to such technology and development.
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
     Our actual financial results might vary from those anticipated by us, and these variations could be material. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to have been correct. Although we believe that the assumptions underlying the projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
     Forward-Looking Statements. This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions, when used in this Form 10-K and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers; (iii) termination of Facet’s Tri-Party supply agreement with Nipro Corporation and Asahi Polyslider or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s wellness and disease and condition management programs and the Company’s ability to sign and implement new wellness and disease and condition management contracts; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for failure to meet the clinical or cost savings performance criteria under the Company’s disease management contracts or inability to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates; (xix) changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment; (xx) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures; (xxi) higher than anticipated costs of doing business that cannot be passed on to customers; (xxii) pricing pressures; (xxiii) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxiv) inventory obsolescence; (xxv) the outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment; (xxvi) competition for staff; and (xxvii) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, this Annual Report on Form 10-K for the year ended December 31, 2005. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties
     Our principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 91,000 square feet. The facility is leased through February 28, 2010.

     In 2005, our wellness and disease management businesses had eight locations, with main care centers in Marietta, Georgia and Sunrise, Florida. The eight locations total approximately 145,700 square feet and have lease terms expiring on various dates through June 2011. CorSolutions has four locations with its principal offices located in Rosemont, a suburb of Chicago, Illinois, and three call centers in Florida, Pennsylvania and Arizona. These facilities total approximately 76,869 square feet with lease terms expiring on various dates from 2007 to 2015. Our high-risk pregnancy management services are provided through a network of 37 patient service centers. These patient service centers are typically located in suburban office parks and range between 250 and 5,500 square feet of space, with an average of approximately 1,500 square feet. Total square footage for these facilities is approximately 54,000 square feet. These facilities are leased for terms expiring on various dates through 2008. Additionally, we lease approximately 10,000 square feet for this business’s customer support center.
     Facet’s assembly and packaging facility consists of approximately 70,000 square feet of office and warehouse space in McDonough, Georgia. The lease term on this facility will expire in 2008. Facet also occupies approximately 12,500 square feet of space in the Matria headquarters building. This lease expires on February 28, 2010. In addition, Facet leases a 200 square foot office in Northampton, England under a lease that expires in July 2006 with automatic annual renewals.
     Our foreign diabetes operations lease office facilities in Neumünster and Dresden, Germany, consisting of approximately 3,000 and 8,550 square feet, respectively. The Neumünster facility, which also includes warehouse space, is leased through December 2006 with automatic one year renewals. The Dresden facility, which also houses a retail shop, is leased for a term expiring in 2006 with automatic one year renewals. The business also leases an approximately 900 square foot office, warehouse and training facility in Kobande, Germany under a lease expiring in July 2006. In addition, this business operates numerous retail, training and footcare facilities throughout Germany in leased space ranging from 100 to 1,700 square feet, with remaining lease terms of two years or less. The business also leases warehouse space throughout Germany ranging from 125 to 6,300 square feet under leases with terms expiring in two years or less.
     These facilities are generally in good condition, and we believe that they are adequate for and suitable to our requirements.
Item 3. Legal Proceedings
     We previously disclosed that two qui tam actions had been filed against the Company and its former subsidiary, Diabetes Self Care, Inc., alleging improper claims for Medicare payments by the pharmacy and supplies business that the Company divested in 2004. On March 7, 2006, the Company agreed to settle those actions for a total of $10 million, payable on April 3, 2006.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

Special Item. Executive Officers of the Company
The following sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position with the Company
Parker H. Petit	66	Chairman of the Board and Chief Executive Officer
Richard M. Hassett, M.D.	50	President and Chief Operating Officer
Stephen M. Mengert	56	Senior Vice President and Chief Financial Officer (1)
Yvonne V. Scoggins	56	Senior Vice President — Corporate Finance
Roberta L. McCaw	50	Senior Vice President, General Counsel and Secretary
Thornton A. Kuntz, Jr.	52	Senior Vice President and Chief Administrative Officer
Jeffrey L. Hinton	41	Senior Vice President and Chief Financial Officer (2)

(1)	Mr. Mengert has resigned from the Company effective March 16, 2006 .
(2)	Mr. Hinton will assume this position effective March 20, 2006.
     The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors. On February 22, 2006, the Compensation Committee of the Board of Directors designated each of the Vice Presidents listed above as Senior Vice President.
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
     Dr. Hassett has been President and Chief Operating Officer since November 7, 2005 and previously served as Executive Vice President and Chief Strategic Officer of the Company from November 14, 2004 to November 6, 2005. From August 2002 to April 2004, Dr. Hassett was Chief Executive Officer and served on the board of Coordinated Care Solutions, a provider of medical care management services, and from September 2000 to July 2002, he was President and Chief Executive Officer and served on the board of Vivra Asthma & Allergy, Inc., a specialty disease management company. Dr. Hassett previously held executive positions with Accordant Health Services, a healthcare services and technology company from 1979 to August 2000, last serving as Executive Vice President and Chief Medical Officer and as a member of the board.
     Mr. Mengert was appointed Senior Vice President and Chief Financial Officer of the Company on February, 22, 2006. He previously served as Vice President — Finance and Chief Financial Officer from September 3, 2002 to February 21, 2006. From 2000 to 2002, he was a partner with Tatum CFO Partners, L.L.P., and prior to joining the Company, served as Chief Financial Officer of Tatum client companies in the technology and healthcare sectors. From 1996 to 1999, Mr. Mengert served as Senior Vice President of Finance and Chief Financial Officer of Pediatric Services of America, a company specializing in pediatric homecare for medically fragile children.
     Ms. Scoggins was appointed Senior Vice President — Corporate Finance of the Company on February 22, 2006. She previously served as Vice President — Corporate Finance from July 22, 2004 to February 21, 2006. She was Vice President — Financial Planning and Analysis from February 28, 2001, to July 22, 2004, and previously was Vice President, Treasurer and Chief Accounting Officer of the Company from December 15, 1997, to February 28, 2001, and also Vice President and Controller from March 8, 1996, to December 15, 1997. Prior thereto, she was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President — Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

     Ms. McCaw was appointed Senior Vice President, General Counsel and Secretary of the Company on February 22, 2006. She previously served as Vice President — Legal, General Counsel and Secretary from April 23, 1998 to February 21, 2006. She was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998, and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut-based law firm, from January 1990 to July 1996.
     Mr. Kuntz was appointed Senior Vice President and Chief Administrative Officer of the Company on February 22, 2006. He previously served as Vice President — Administration from February 24, 1998 to February 21, 2006, and Vice President — Human Resources of the Company from March 8, 1996 to February 24, 1998. Prior thereto, he served as Vice President — Administration of Healthdyne from August 1992 to March 1996.
     Mr. Hinton will become Senior Vice President and Chief Financial Officer effective March 20, 2006. From 2004 to present, Mr. Hinton was Vice President, Internal Controls of HealthSouth Corporation. He was a Strategic Financial Consultant for Synavant, Inc. from 2002 to 2003. Mr. Hinton held Chief Financial Officer positions with various public and private companies, including SURGICOE Corporation from 2000 to 2002, Wise Business Forms, Inc., from 1997 to 2000 and Notify MD from 1996 to 1997.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) Market Information. Matria’s common stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market Automated Quotation System (“NASDAQ”) under the symbol “MATR.”
     The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria’s common stock as quoted on NASDAQ from January 1, 2004, through December 31, 2005, as adjusted to reflect the three-for-two stock split effective February 4, 2005:

Quarter	Low	High
2004
First	$14.25	$21.17
Second	11.93	17.35
Third	15.33	19.73
Fourth	18.09	26.43

2005
First	$24.31	$32.01
Second	25.23	33.00
Third	31.88	39.61
Fourth	30.23	42.16
     (b) Holders. The approximate number of stockholders of the Company as of March 1, 2006, was 1,750 holders of record and 5,500 holders in street name.
     (c) Dividends. Matria has not paid any cash dividends with respect to its common stock and does not intend to declare any dividends in the near future. The Company’s credit facilities contain covenants restricting the payment of dividends on and repurchases of the Company’s common stock.

     (d) Equity Compensation Plan Information.
     The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2005:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	1st Column)
Equity compensation plans approved by security holders	2,754,933	$20.25	878,016	(1)

Equity compensation plans not approved by security holders (2)	35,098	$15.40	—

Total	2,790,031	$20.19	878,016

(1)	Includes securities available for future issuance under shareholder-approved compensation plans as follows: 533,672 shares under the Long-Term Stock Incentive Plan, 6,000 shares under the 2002 Stock Incentive Plan, 675 shares under the 2001 Stock Incentive Plan, 129,687 shares under the 2005 Directors’ Non-qualified Stock Option Plan, 13,250 shares under the 2000 Stock Incentive Plan, and 3,249 shares under the 1996 Stock Incentive Plan. Also includes 41,483 shares that remain available for purchase under the 2002 Stock Purchase Plan and 150,000 shares under the 2005 Stock Purchase Plan.

(2)	This total includes options for: (1) 14,019 shares granted to certain key employees (other than executive officers) on October 20, 1997 and 15,000 shares granted to non-employee members of the Company’s Board of Directors on February 24, 1998. All of these options were granted at exercise prices equal to the fair market value of a share of the Company’s stock on the date of grant and all expire ten years from the date of the grant. The October 20, 1997 grants vested and became fully exercisable on October 20, 2000. The February 24, 1998 grants vested on February 24, 1999; (2) 6,079 shares assumed by the Company in connection with the acquisition of MarketRing on June 14, 2002, which options were granted by MarketRing under the MarketRing 1999 Stock Option and Stock Appreciation Rights Plan prior to the acquisition. The exercise price for these options, originally set by MarketRing, has been determined by reference to the exchange ratio prescribed for converting shares of MarketRing common stock into shares of the Company’s common stock pursuant to the acquisition. The assumed options generally vest in increments of 25% annually, beginning on the second anniversary of the date of grant, with such options expiring five to ten years from the date of grant or upon termination of employment.

Item 6. Selected Financial Data
     The following table sets forth selected consolidated financial data with respect to the Company’s operations. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto. The statement of operations data for the five years ended December 31, 2005, and the related balance sheet data have been derived from the audited consolidated financial statements of the Company after giving effect to discontinued operations. See Note 2 of notes to consolidated financial statements. Earnings (loss) per share amounts have been adjusted to reflect the three-for-two stock split effective February, 4, 2005.

	Years Ended December 31,
	2005	2004		2003	2002		2001
	(In thousands, except per share data)
Consolidated statements of operations data:

Revenues from continuing operations	$179,231	$145,087		$123,196	$106,044		$107,768
Earnings (loss) from continuing operations	4,014	(20,077	) (1)	(8,505)	(26,425	) (2)	(3,849)

Earnings (loss) from continuing operations per common share:
Basic	$0.21	$(1.29)		$(0.56)	$(1.89)		$(0.29)
Diluted	0.20	(1.29)		(0.56)	(1.89)		(0.29)
	December 31,
	2005	2004		2003	2002		2001
				(In thousands)
Consolidated balance sheet data:

Total assets	$323,207	$307,392		$333,482	$291,407		$260,623
Long-term debt, excluding current installments	2,099	85,751		121,005	118,215		114,575

(1)	Other expense for 2004 included a $22,886 charge resulting from the retirement of $120 million in aggregate principal amount of the Company’s 11% Senior Notes. See Notes to Consolidated Financial Statements included herein.

(2)	In 2002, the Company recorded a charge of $14,247 in connection with the termination and restructuring of its split-dollar life insurance plan. See Notes to Consolidated Financial Statements included herein.

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
Executive Overview
     We provide comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics. This suite of services, which we call “Health Enhancement,” is designed to reduce health related costs and enhance the health and quality of life of the individuals we serve. We provide services to self-insured employers, private and government sponsored health plans, pharmaceutical companies and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs.
     Our on-line, interactive wellness programs address issues such as: smoking cessation, weight loss, exercise, healthier diet, stress relief, healthy aging, and productivity enhancement. These programs are designed to help employees and health plan members live healthier and longer lives while reducing their healthcare costs and increasing their productivity.
     Our disease and condition management programs focus on the most costly medical conditions including, without limitation, diabetes, cardiovascular diseases, respiratory disorders, depression, chronic pain, hepatitis C, cancer and high-risk pregnancies We assist individuals to better manage their conditions by increasing their knowledge about their illnesses or conditions, potential complications and the importance of medication and treatment plan compliance. Depending on acuity, our specialized nurses proactively contact patients to monitor their progress and ensure they are following the plan of care set by their physician.
     Our informatics business involves the aggregation and analysis of data to enable our customers to better manage health related costs and further improve outcomes.
Acquisitions and Dispositions
     On December 15, 2005, we signed a definitive merger agreement to acquire CorSolutions Medical, Inc. (“CorSolutions”), a disease management, health and wellness and productivity enhancement organization. The acquisition was completed on January, 19, 2006, and the results of operations will be included in our results of operations effective January 1, 2006.
     On October 1, 2005, we completed the acquisition of WinningHabits, Inc., a premier provider of corporate wellness programs. As of October 1, 2005, results of operations of WinningHabits are included in the results of operations.
     On April 1, 2005, we completed the acquisition of the business and assets of Miavita LLC, a leading provider of on-line health and wellness programs. Results of operations of this business have been included in the results of operations effective April 1, 2005.
     During the fourth quarter of 2005, we made the strategic decision to divest Facet Technologies LLC (“Facet”) and our foreign diabetes service operations in Germany (“Foreign Diabetes”). Facet has 30% to 50% of the world market share in each of the three major Microsampling product lines, the majority of which are used to obtain blood samples for testing blood glucose levels: standard lancets, lancing devices and safety lancets. Facet operates from facilities in Marietta, Georgia, McDonough, Georgia, and Northhampton, England. Its products are shipped primarily to North and South America, Europe and Asia. Foreign Diabetes provides diabetes products and supplies and certain value-added services directly to patients in Germany through its main facilities in Neumünster and Dresden, Germany and depots maintained in physician offices and clinics. In the accompanying consolidated financial statements, their assets and liabilities are reclassified as assets held for sale and liabilities related to assets held for sale and other discontinued operations, respectively, and their results of operations are included in discontinued operations for all periods presented.
     On June 30, 2004, we completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our domestic direct-to-consumer pharmacy and supplies business. As part of the transaction, the Company and the buyer entered into a strategic relationship whereby the buyer will provide diabetes and respiratory supplies to our disease management customers. As part of the sale, the buyer had the option to buy Matria Labs, Inc., a direct-to-consumer laboratory business, for $1. The purchase option expired, unexercised, in November 2004. The Company had previously made the decision to exit the lab business in the event the buyer did not exercise the purchase option. As a result of the sale of the domestic pharmacy and supplies business and the discontinuance of the lab business, the accompanying consolidated financial statements reflect the operations of these divisions as discontinued operations for all periods presented.
Segment Reporting
     Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single segment if the businesses have similar economic characteristics and are considered similar under the criteria established by SFAS No. 131.
     As discussed above, during the fourth quarter of 2005, we made the strategic decision to (i) discontinue the operations of Facet and Foreign Diabetes, and (ii) acquire CorSolutions. As a result, we re-evaluated our reportable segments and combined our operating segments into one reportable segment, the health enhancement segment. Our businesses in our reportable segment have similar characteristics, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.
Financial and Performance Highlights of 2005
     For the year ended December 31, 2005, we reported $179.2 million in net revenues, a growth of 23.5% over the year ended December 31, 2004. We also reported $4.0 million of earnings from continuing operations, compared to a net loss from continuing operations of $20.1 million for the year ended December 31, 2004. Our diluted earnings per share from continuing operations increased to $0.20 per common share, compared to a loss of $1.29 per common share in 2004. We increased our covered lives under all our contracts by 30% to 38.8 million as of December 31, 2005, compared with 29.8 million at the end of 2004.
     During 2005, we also had the following financial and performance highlights, each of which demonstrates the progress in our execution of our strategic initiatives. Each of these accomplishments should be considered in conjunction with our discussion of operating results, liquidity and capital resources.
•	Implemented 42 new contracts during the year. Additionally, for 11 of our existing clients, we expanded our programs and services or expanded the covered lives accessing our services during the year;

•	Called for redemption of all of our outstanding convertible senior subordinated notes of which $86.2 million was converted by noteholders into 4,388,000 shares of our common stock;

•	Issued 5,298,000 additional shares of common stock pursuant to a three-for-two stock split;

•	Acquired two companies and signed a definitive agreement to acquire a third, allowing us to address the full continuum of care ranging from wellness and prevention to disease management for chronic and high-cost conditions;

•	Entered into an agreement with a major client to offer health management services to Japanese insurance companies;

•	Capitalized on our information systems technology and data analysis expertise by offering our informatics services as an adjunct service to our wellness and disease and condition management services; and

•	Made the strategic decision to divest Facet and Foreign Diabetes, allowing us to focus on our health enhancement business.
Business Strategy
     Our goal is to position ourselves as a pure play in the health enhancement market. We seek to achieve this goal by pursuing the following strategies:
     Capitalize on our Position as an Industry Leader in the Health Enhancement Market. We believe our extensive experience, scalable, established infrastructure and demonstrated clinical and financial outcomes will provide us a significant competitive advantage as we seek to capitalize on the growing market for health enhancement. Including our predecessor organizations, we have more than 15 years of experience in providing disease management and related services. Our established infrastructure includes our proprietary informatics technology platform, care center operations located throughout the United States and a national network of skilled multi-disciplinary clinicians.
     Leverage Our Information Technology. We will continue to make significant investments in our information technology systems in order to better identify patients for intervention and improve treatment plans for these identified patients by reducing variations in care by consistent applications of national criteria and standards of care. We expect to leverage this technology through the expansion of our informatics business.
     Further Penetrate All Key Segments of the Growing Health Enhancement Market. We intend to expand our customer base within the employer, health plan, state and federal governments, and pharmaceutical markets. We believe there is a significant opportunity to expand our health enhancement business by cross-selling other products and services to existing customers as they realize the cost savings and superior patient outcomes that our programs provide.
Components of Revenues and Expenses
     Revenues. Our services are provided telephonically and through home-based nursing services through care centers located throughout the United States. In addition, our services are provided through access to our on-line health and wellness based tools. Revenues are recognized as the related services are rendered with appropriate deferrals for revenues subject to refund and are net of contractual allowances and related discounts.
     Our services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues, which are included in “accrued liabilities,” in the consolidated balance sheets. Such amounts are subsequently recognized as revenue as services are performed.

     Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance targets. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements; or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as unearned revenue, which is included in “accrued liabilities,” in the consolidated balance sheets. If we do not meet performance levels by the end of the operations period under the contract, we are contractually obligated to refund some or all of the at-risk fees. Historically, such adjustments have been immaterial to our financial condition and results of operations. In 2005, 5% of our revenues recognized were at-risk under these arrangements.
     In 2005, revenues from continuing operations were derived from the following types of customers and third-party payors: approximately 61% from health plans, 20% from employers, 10% from government payors and 9% from administrative services only (“ASO”) self-insured employer clients.
     Cost of Revenues. Cost of revenues consists primarily of clinical labor and supplies related to the provision of services.
     Selling and Administrative Expenses. Selling and administrative expenses include salaries, incentives, benefits and related expenses for personnel in sales, customer service and administrative activities, facility and marketing costs and legal, accounting and other professional fees.
Results of Operations
     The following table summarizes key components in our financial statements for continuing operations expressed as a percentage of revenues.

	Years Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	40.7%	44.8%	46.5%
Gross margin	59.3%	55.2%	53.5%

Selling and administrative expenses	52.8%	54.7%	52.2%
Provision for doubtful accounts	1.9%	1.7%	2.7%
Interest expense, net	0.9%	6.6%	11.0%
Other income (expense), net	0.1%	0.5%	1.1%
Loss on retirement of Senior Notes	—	15.8%	—

Earnings (loss) from continuing operations before income taxes	3.8%	(23.0%)	(11.3%)
Income tax (expense) benefit	(1.4%)	9.2%	4.4%
Earnings (loss) from continuing operations	2.2%	(13.8%)	(6.9%)
2005 Compared to 2004
     Revenues from continuing operations increased by $34.1 million, or 23.5%, to $179.2 million for the year ended December 31, 2005, from $145.1 million in the same period in 2004. Disease and condition management program revenues, excluding maternity management program revenues, and wellness program revenues increased $25.0 million, or 47.7%, to $77.4 million for the year ended December 31, 2005. Revenues from disease management and wellness programs increased due to new and expanded accounts implemented in 2004 and 2005. In 2005, we added wellness programs to our health enhancement services through the acquisition of Miavita on April 1, 2005, and Winning Habits on October 1, 2005. Revenue from these wellness programs were $4.9 million for the year ended December 31, 2005. Maternity management program revenues increased $9.1 million, or 9.8%, to $101.8 million for the year ended December 31, 2005. This increase was due to an increase in the days of service, the addition of new programs that are beginning to generate revenue growth, as well as a shift in mix of services offered to therapies with a higher average revenue amount per day.
     Cost of revenues as a percentage of revenues decreased to 40.7% for the year ended December 31, 2005, from 44.8% for the same period in 2004. This decrease was primarily due to the growth in the disease and condition management and wellness program revenues and improved margins from these programs resulting from the leveraging impact of higher revenues.
     Selling and administrative expenses increased $15.2 million to $94.7 million in 2005, compared to $79.3 million in 2004. We incurred increased costs for salaries and other personnel related expenses and increased depreciation and amortization expenses related to our technology investments. As a percentage of revenues, selling and administrative expenses decreased to 52.8% in 2005, compared to 54.7% in 2004. The decrease in this percentage was primarily due to higher revenues in 2005.
     The provision for doubtful accounts as a percentage of revenues was 1.9% for the year ended December 31, 2005, compared to 1.7% for the year ended December 31, 2004. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.
     Interest expense, net, decreased by $8.0 million, or 83.5%, in 2005, compared to the same period in 2004. This decrease was primarily the result of the retirement of substantially all of the 11% Senior Notes in June 2004 (discussed below in “Financing Activities” under “Liquidity and Capital Resources”) partially offset by interest due to the issuance of the 4.875% convertible senior subordinated notes in May 2004. In May 2005, all of the Company’s 4.875% convertible senior subordinated notes were converted into common stock of the Company. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 6.80% and 8.62% for the years ended December 31, 2005 and 2004, respectively.
     Other income, net, included income of $226,000 for 2005, compared to income of $681,000 for 2004. Other income includes collections of notes and receivables that were previously written-off, royalties and other miscellaneous items and favorable currency adjustments on a euro-denominated receivable.
     On March 29, 2004, we commenced a tender offer for all of our unsecured 11% Senior Notes, which had an aggregate principal amount of $122 million. We received valid tenders from holders of $120 million in aggregate principal amount of the 11% Senior Notes. On June 30, 2004, we completed the repurchase of the 11% Senior Notes tendered in the tender offer with proceeds from the issuance of our 4.875% convertible senior subordinated notes and with the proceeds from the sale of assets of the pharmacy and supplies business. The retirement of the 11% Senior Notes resulted in a loss of $22.9 million, or $14.1 million, net of taxes.
     Income tax expense for the year ended December 31, 2005, reflected a higher effective tax rate than the statutory federal tax rate due to state and foreign income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes in 2005 and 2004, were $4.0 million and $7.7 million, respectively, comprised of foreign, federal alternative minimum taxes and state income taxes. As of December 31, 2005, our remaining net operating losses of $52.7 million, the tax effect of which are reflected on the balance sheet as a deferred tax asset, will be available to offset future taxable income.
     Earnings from discontinued operations include the operations of Facet and Foreign Diabetes (which we made the decision to divest in 2005), our domestic direct to consumer pharmacy and supplies business (sold on June 30, 2004), and our lab business (discontinued in June 2004). Earnings from discontinued operations of $9.9 million, net of tax, in 2005 includes a $10 million charge for the settlement of the qui tam claims related to our pharmacy and supplies business. The purchaser of the pharmacy and supplies business did not assume the liability for these claims. Our earnings from discontinued operations in 2005 also include a $2 million charge for the writeoff of the remaining accounts receivable of the pharmacy and supplies business, which we retained after the sale. The collection efforts for these receivables were outsourced to a third party in the first quarter of 2005. In 2004, we recorded a gain on the sale of $30.9 million, net of income taxes of $20.9 million. Goodwill of $16.3 million related to the disposition was charged against the gain. Also in connection with the sale, in 2004 we increased the allowance for doubtful accounts for the retained receivables by $11.9 million to provide for the estimated effect the sale of the business and the first quarter of 2005 outsourcing of the collection effort to a third party could have on collections.
2004 Compared to 2003
     Revenues from continuing operations increased $21.9 million, or 17.8%, to $145.1 million for the year ended December 31, 2004, compared to $123.2 million for the same period in 2003. This increase was due to an 80.1% increase in revenues from our disease management services, excluding maternity management program revenues, resulting from new accounts that were implemented in 2003 and 2004. This increase was partially offset by a 1.8% decrease in revenues for our maternity management services caused by a decline in patient census for preterm labor management services and lower rates of revenue per day of service in 2004.
     Cost of revenues as a percentage of revenues decreased to 44.8% in 2004, from 46.5% in 2003, due to the improved margins and the leveraging impact of higher revenues from the disease management programs.
     Selling and administrative expenses increased $15.0 million to $79.3 million in 2004, compared to $64.3 million in 2003. Selling and administrative expenses as a percentage of revenues increased to 54.7% in 2004, from 52.2% in 2003. This increase was largely attributable to increased overhead expenses needed to manage the Company’s revenue growth and additional spending in the information technology area. In addition, the Company experienced higher public company expenses in 2004.
     We provide for estimated uncollectible accounts as revenues are recognized. The provision for doubtful accounts was 1.7% of revenue in 2004, compared with 2.7% of revenues in 2003. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.
     Interest expense, net, decreased by $3.9 million, or 28.7%, in 2004 compared to 2003. The decrease was related primarily to the reduction in interest rates due to the issuance of 4.875% convertible debt in May 2004 and the retirement of substantially all of the 11% Senior Notes in June 2004. Weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, were 8.62% and 11.34% for 2004 and 2003, respectively.
     Other income, net, included income of $681,000 for 2004, compared to income of $1.4 million for 2003. Other income includes collections of notes and receivables that were previously written-off, royalties and other miscellaneous items and favorable currency adjustments on a euro-denominated receivable.
     On March 29, 2004, we commenced a tender offer for all of our unsecured 11% Senior Notes, which had an aggregate principal amount of $122 million. We received valid tenders from holders of $120 million in aggregate principal amount of the 11% Senior Notes. On June 30, 2004, we completed the repurchase of the 11% Senior Notes tendered in the tender offer with proceeds from the issuance of our 4.875% convertible senior subordinated notes and with the proceeds from the sale of assets of the pharmacy and supplies business. The retirement of the 11% Senior Notes resulted in a loss of $22.9 million, or $14.1 million, net of taxes.
     The income tax benefit was $13.3 million for 2004, compared to a benefit of $5.4 million for 2003. Reflected in 2004 and 2003 were various non-deductible permanent differences between tax and financial reporting. Cash outflows for income taxes in 2004 and 2003 totaled $7.7 million and $1.2 million, respectively, being comprised of federal alternative minimum taxes, state and foreign taxes.

     Earnings from discontinued operations, net of income taxes, were $16.2 million in 2004, compared to earnings of $15.8 million in 2003. In 2004, we recorded a gain on the sale of the pharmacy and supplies business of $30.9 million, net of income taxes of $20.9 million. Goodwill of $16.3 million related to the disposition was charged against the gain. In connection with the sale, we increased the allowance for doubtful accounts for the retained receivables by $11.9 million in 2004 to provide for the effect the sale of the business and the first quarter 2005 outsourcing of the collection efforts to a third party would have on collections.
Liquidity and Capital Resources
Operating Activities
     As of December 31, 2005, we had cash and cash equivalents of $22.8 million. Net cash provided by operating activities increased to $25.0 million in 2005 from $10.1 million and $10.8 million in 2004 and 2003, respectively. The 2005 increase in net cash provided by continuing operations to $5.0 million was primarily due to an increase in earnings from continuing operations and non-cash expenses, including an increase in depreciation and amortization of $1.8 million, as compared to the prior year, partially offset by an increase in accounts receivable due to the growth in revenue. Net cash flows provided by operating activities for the discontinued operations were $20.0 million, $13.7 million and $20.9 million in 2005, 2004 and 2003, respectively. Our accounts receivable days’ sales outstanding, or DSO, were 63 days for both periods of December 31, 2005 and 2004.
Investing Activities
     Net cash provided by (used in) investing activities totaled $(28.9) million in 2005, $67.8 million in 2004 and $(13.3) million in 2003.
     In 2005, cash used in investing activities included $19.7 million for the acquisition of two businesses. On April 1, 2005, we acquired the business and assets of Miavita for a net cash payment of $4.8 million, with potential additional amounts to be paid in 2006 under an earnout agreement. To date, we have determined that there have not been any additional amounts to be paid under this agreement; however, additional amounts could be earned during the remainder of the earnout period. On October 1, 2005, we acquired the business of WinningHabits for a net cash payment of $14.9 million, with additional potential amounts to be paid in 2007 under an earnout agreement. We currently estimate that the additional consideration under this agreement could be between $20 million to $35 million, although the amount could be more or less depending on the 2006 performance of WinningHabits. Results of operations of these businesses have been included in our consolidated statements of operations since their respective acquisition dates.
     Continuing operations’ capital expenditures of $11.1 million in 2005, $8.6 million in 2004 and $7.1 million in 2003 relate primarily to the replacement and enhancement of computer information systems and to the replacement of medical devices used in our maternity management programs. Discontinued operations’ capital expenditures of $1.5 million in 2005, $1.6 million in 2004 and $4.4 million in 2003 relate primarily to purchases of machinery and equipment and computer information systems.
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
     Restricted cash decreased to $550,000 in 2005, compared to $3.8 million in 2004. In September 2004, we set aside $3.0 million pledged as collateral in an agreement with one of our large vendors. The agreement expired in May 2005. Other restricted funds are collateral for insurance policies and amounts held in escrow related to customer contracts. Generally, such funds are held in interest-bearing investment accounts or certificates of deposit.
Financing Activities
     Net cash used in financing activities was $8.2 million and $49.1 million for 2005 and 2004, respectively, compared to cash provided by financing activities of $3.2 million in 2003.
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
     On March 29, 2004, we commenced a tender offer for all of our unsecured 11% Senior Notes, which had an aggregate principal amount of $122 million. We received valid tenders from holders of $120 million in aggregate principal amount of our 11% Senior Notes. On June 30, 2004, we completed the repurchase of our 11% Senior Notes tendered in the tender offer with proceeds from the issuance of the 4.875% convertible senior subordinated notes as described above and with the proceeds from the sale of assets of the pharmacy and supplies business. The retirement of the 11% Senior Notes resulted in a net cash payment of $136.5 million.
     On April 27, 2005, we issued a notice of our intention to redeem our $86.3 million in aggregate principal amount of 4.875% convertible senior subordinated notes on May 27, 2005. In response to the redemption notice, all noteholders converted their notes into shares of the Company’s common stock prior to the redemption date, and the Company issued approximately 4,388,000 shares of common stock. In addition, the redemption also required us to make a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009. We paid the noteholders the “make-whole payment” totaling $15.5 million, which included $294,000 of accrued but unpaid interest. The “make-whole payment,” excluding the accrued but unpaid interest, was accounted for in accordance with SFAS No. 84, Induced Conversion of Convertible Debt. Since the conversion was pursuant to the original conversion terms and no inducement was made to the noteholders, no loss was recognized with respect to the “make-whole payment,” excluding the accrued but unpaid interest, or the shares issued.
     At December 31, 2005, we had an available revolving credit facility with a borrowing capacity of the lesser of $35 million or 80% of eligible accounts receivable. The facility was collateralized by cash, accounts receivable, inventories, intellectual property and certain other of our assets. Borrowings under this facility accrued interest at LIBOR plus 2.9% (7.2% at December 31, 2005), and the facility required a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee were payable monthly. In October 2005, we amended the terms of the agreement to extend the term of the credit facility until October 2006. Additionally, under the terms of the amended agreement, we had the right to terminate the facility at any time prior to the maturity date upon one day’s written notice to the lender, and we were not subject to an early termination fee. As of December 31, 2005, no amounts were outstanding, and approximately $29 million was available for borrowing under this credit facility. Under the credit facility, we were required to maintain certain financial ratios. As of December 31, 2005, we were in compliance with the financial covenants in this credit facility.
     On January 13, 2006 we terminated the revolving credit facility. Subsequently, we entered into new credit facilities in conjunction with the acquisition of CorSolutions, which we completed on January 19, 2006. The new credit facilities provide for borrowings of up to an aggregate of $485 million, structured to include both term loans and a revolving credit facility and are divided among a First Lien Credit Facility and a Second Lien Credit Facility.
     The First Lien Credit Facility consisted of a $245 million Term Loan B facility (the “Term B Facility”), a $125 million Term Loan C facility (the “Term C Facility”), and a $30 million revolving credit facility (the “Revolving Credit Facility”). The maturity date for the Term B Facility is January 19, 2012; the maturity date for the Term C Facility is January 19, 2007, and the maturity date for the Revolving Credit Facility is January 19, 2011. Amounts borrowed under the Term B Facility and the Term C Facility accrue interest at a fixed spread over the Eurodollar Rate or the prime rate, at our option. Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over the Eurodollar Rate or the prime rate, at the our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the Credit Agreement.
     The Second Lien Credit Facility consisted of an $85 million second lien term loan facility. The maturity date for the Second Lien Credit Facility is July 19, 2012. Amounts borrowed under the Second Lien Credit Facility accrue interest at a fixed spread over the Eurodollar Rate or the prime rate, at our option.
     The Credit Agreement and the Term Loan Agreement are collectively referred to herein as the “Facility Agreements.” Amounts borrowed under the new credit facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of the subsidiaries of the Company. Amounts borrowed under the First Lien Credit Facility are secured by a first priority lien on substantially all of the assets of the Company and the subsidiary guarantors, and amounts borrowed under the Second Lien Credit Facility are secured by a second priority lien on such assets.
     The Facility Agreements contain various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, debt, sales of assets, and changes in business. The financial covenants contained in both of the Facility Agreements include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. The Credit Agreement also contains a consolidated first lien leverage ratio.
     The Facility Agreements also contain customary events of default, including, without limitation, events of default arising out of nonpayment of principal, interest, or fees; material misrepresentations; default in the performance of any negative or financial covenant and certain affirmative covenants; default in the performance of other terms or covenants if uncured for 30 days; bankruptcy or insolvency; unstayed judgments; or cross-defaults to monetary default of other indebtedness. If an event of default occurs, the lenders may terminate the commitment to make revolving credit loans under the Credit Agreement and declare the amounts outstanding under the new credit facilities, including all principal, accrued interest and unpaid fees, payable immediately.
     On February 2, 2006, we entered into a First Amendment to the Credit Agreement and a First Amendment to the Term Loan Agreement. Among other things, these amendments provided for an additional $20 million of Term B Loans under the Credit Agreement, the proceeds of which were used in their entirety to repay loans outstanding under the Second Lien Credit Facility. After giving effect to these additional Term B Loans and repayment of amounts outstanding under the Second Lien Credit Facility, the total amount of Term B Loans then outstanding was $265 million, and the total amount of term loans outstanding under the Second Lien Credit Facility was $65 million. The First Amendment to the Credit Agreement also provided for a modification of the interest rate applicable to the Term B Loans and the Term C Loans. The fixed spread over the Eurodollar Interest Rate applicable to amounts borrowed under the Term B Facility and Term C Facility was replaced with a variable spread over such Eurodollar Rate, with the applicable spread determined by our consolidated leverage ratio.

     As of February 28, 2006, the outstanding balance under the new credit facilities was $455 million. We will use the proceeds from the sales of Facet and Foreign Diabetes to repay a portion of this debt, as required by certain terms of the new credit facilities.
     Proceeds were received from participants under our stock purchase and stock option plans totaling $7.2 million, $6.6 million and $816,000 in 2005, 2004 and 2003, respectively.
     We believe that our cash, other liquid assets, operating cash flows and new credit facilities, taken together, will provide adequate resources to fund ongoing operating requirements, the qui tam legal actions, planned capital expenditures and contractual obligations through at least 2006.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following sets forth our future minimum payments required under contractual obligations as of December 31, 2005:

	Payments Due by Year
	(Amounts in thousands)
	Total	2006	2007-2008	2009-2010	Thereafter

Long-term debt obligations (1)	$2,772	$772	$2,000	$—	$—
Capital lease obligations	395	249	146	—	—
Operating lease obligations	21,689	5,563	9,888	5,663	575
Other long-term obligations	5,319	467	2,775	1,106	971

Total	$30,175	$7,051	$14,809	$6,769	$1,546

(1)	Does not include the interest expense associated with the long-term debt obligations or the new credit facilities.
     Principal and interest payments of $2.7 million and $34.1 million, respectively, under the new credit facilities, entered into on January 19, 2006, will be payable in 2006. Also, the $125 million Term Loan C facility matures in January 2007. Capital expenditures of approximately $14 million are estimated in 2006 as we continue to enhance our computer information systems.
     We have restricted funds of $550,000 as of December 31, 2005, that are used as collateral for insurance policies and amounts held in escrow related to customer contracts. Funds are held in interest-bearing investment accounts or certificates of deposit.
     As of December 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Other Factors Affecting Liquidity
     We currently estimate that the additional consideration pursuant to the terms of our earnout agreement for the WinningHabits acquisition could be between $20 million to $35 million, although the amount could be more or less depending on the 2006 performance of WinningHabits. The final amount will be payable in 2007.
     We previously disclosed that two qui tam actions had been filed against the Company and its former subsidiary, Diabetes Self Care, Inc., alleging improper claims for Medicare payments by the pharmacy and supplies business that the Company divested in 2004. On March 7, 2006, the Company agreed to settle those actions for a total of $10 million, payable on April 3, 2006. This charge was included in earnings from discontinued operations for the year ended December 31, 2005.

     Uncertainties
     We are subject to various legal claims and actions incidental to our business and the businesses of our predecessors, including product liability claims and professional liability claims. We maintain insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) additional suits will not be filed against us in the future, (ii) our prior experience with respect to the disposition of litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices, if at all, for incidents arising or claims made in the future. There are no other pending legal or governmental proceedings to which we are a party that we believe would, if adversely resolved, have a material adverse effect on us.
     For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1A of this Annual Report.
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that require management to make the most challenging, subjective or complex judgments, often because they must estimate the effect of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe our most critical accounting policies are described below.
     Revenue Recognition and Allowances for Uncollectible Accounts. Our services are provided telephonically and through home-based nursing services through care centers located throughout the United States. In addition, our services are provided through access to our online health and wellness based tools. Revenues are recognized as the related services are rendered and are net of contractual allowances and related discounts.
     Our services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues, which is included in “accrued liabilities,” in the consolidated balance sheets. Such amounts are subsequently recognized as revenue as services are performed.
     Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements; or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as unearned revenue, which is included in “accrued liabilities,” in the consolidated balance sheets. If we do not meet performance levels by the end of the operations period under the contract, we are contractually obligated to refund some or all of the at-risk fees. Historically, such adjustments have been immaterial to our financial condition and results of operations. In 2005, 5% of our revenues recognized were at-risk under these arrangements.
     In 2005, revenues from continuing operations were derived from the following types of customers and third-party payors: approximately 61% from health plans, 20% from employers, 10% from government payors and 9% from ASO self-insured employer clients.
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
     Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provision of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of December 31, 2005, we reported goodwill and identifiable intangible assets at carrying amounts of $69.3 million and $6.9 million, respectively. The total of $76.2 million represents approximately 24% of our total assets as of December 31, 2005. Also, with the acquisition of CorSolutions in January 2006, we will record a significant amount of intangible assets in 2006.
     We review goodwill and identifiable intangibles for impairment annually as of December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we compare the book value of net assets to the fair value of the related reporting units that have goodwill and indefinite life intangibles assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. We estimate the fair values of the reporting units based on the present value of estimated future free cash flows. Based on the evaluation, management concluded that no impairment of recorded goodwill and intangibles existed at December 31, 2005. The approach utilized is dependent on a number of factors, including estimates of future revenues and operating costs, appropriate discount rates and other variables. We based our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.
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
     The income tax expense was $2.7 million for 2005 compared to an income tax benefit of $13.3 million for 2004. Reflected in 2005 and 2004 were various non-deductible permanent differences between tax and financial reporting. As of December 31, 2005, our remaining net operating losses of $52.7 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income liabilities. Based on projections of taxable income in 2006 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.
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
Recently Issued Accounting Standards
Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
     This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, cancelled or vested after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. Upon issuance, SFAS 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date, requiring public companies to apply the Statement in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) was unchanged. We expect to adopt SFAS 123(R) in our first interim period of 2006 and have concluded that SFAS 123(R) will have a negative impact on our financial position and results of operations. We expect the impact of expensing stock options currently outstanding, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.25 to $0.30 per share in 2006. We do not expect the impact of SFAS 123(R) to have a material impact on our cash flow or liquidity. See Note 6 to the consolidated financial statements for assumptions used calculating the fair value of employee stock options.
Accounting Changes and Error Corrections. On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
American Jobs Creation Act. On October 22, 2004, the United States enacted the American Jobs Creation Act (“AJCA”) of 2004. The AJCA provides multi-national companies an election to deduct from taxable income 85% of eligible dividends repatriated from foreign subsidiaries. Eligible dividends generally cannot exceed $500 million and must meet certain business purposes to qualify for the deduction. In addition, there are provisions which prohibit the use of net operating losses to avoid a tax liability on the taxable portion of a qualifying dividend. The estimated impact to current tax expense in the U.S. is generally equal to 5.25% of the qualifying dividend.
     The AJCA generally allowed us to take advantage of this special deduction from November 2004 through the end of calendar year 2005. We did not propose a qualifying plan of repatriation for 2004 or 2005.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to market risk from changes in foreign currency exchange rates. Our operations outside the United States with sales denominated in currencies other than the U.S. dollar (primarily in Germany) are exposed to fluctuations in currency values in the normal course of business. Our operations with such exposure are presented as discontinued operations in the consolidated statement of operations for all periods presented. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on our results for 2005 and balances as of December 31, 2005, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $860,000.

Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements of the Company and its subsidiaries are included as pages F-1 through F-28 of this Annual Report on Form 10-K:
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.
     Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm
“Report of Independent Registered Public Accounting Firm” on management’s assessment of internal controls and “Management’s Report on Internal Control Over Financial Reporting” are included on pages F-2 and F-3 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
     There have been no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     Information concerning the directors of the Company will be included under the caption “Election of Directors” of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006, to be filed with the Commission and incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation.
     Information required by this item will be contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006, to be filed with the Commission and incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     Information required by this item will be contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006, to be filed with the Commission and incorporated by reference herein.
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
Item 13. Certain Relationships and Related Transactions.
     Information required by this item will be contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006, to be filed with the Commission and incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
     Information required by this item will be contained in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006, to be filed with the Commission and incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) The following consolidated financial statements of the Company and its subsidiaries are included as pages F-1 through F-28 of this Annual Report on form 10-K:
     (a)(2) The following supporting financial statement schedule and report of independent registered public accounting firm thereon are included as part of this Annual Report on Form 10-K:

PAGE
Report of Independent Registered Public Accounting Firm	49

Schedule II — Valuation and Qualifying Accounts	50
     All other Schedules are omitted because the required information is inapplicable or information is presented in the Consolidated Financial Statements or related notes.

     (a)(3) Exhibits:
     The following exhibits are incorporated by reference herein as part of this Report as indicated:

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated June 22, 2004, by and among Matria Healthcare, Inc., Diabetes Management Solutions, Inc., Diabetes Self Care, Inc. and DEGC Enterprises (U.S.), Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 15, 2004).

2.1.1	Amendment No. 1 to Asset Purchase Agreement, dated June 30, 2004, by and among Matria Healthcare, Inc., Diabetes Management Solutions, Inc., Diabetes Self Care, Inc. and DEGC Enterprises (U.S.), Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed July 15, 2004).

2.2	Agreement and Plan of Merger and Plan of Reorganization among Matria Healthcare, Inc., Matria MergerSub, Inc. and Matria Holding Company, Inc., dated December 30, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 6, 2005).

2.3	Asset Purchase Agreement dated March 9, 2005, by and between MiaVita LLC and Matria Healthcare, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

2.4	Agreement and Plan of Merger by and among Matria Healthcare, Inc., WHI Acquisition Corp. and WinningHabits, Inc., dated September 19, 2005 (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

3.1	Certificate of Incorporation of Matria Holding Company, Inc., dated as of December 28, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 6, 2005).

3.2	Certificate of Ownership and Merger merging Matria Mergeco, Inc. with and into Matria Holding Company, Inc., dated December 31, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 6, 2004).

3.3	Bylaws of Matria Healthcare, Inc., dated as of December 28, 2004 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed January 6, 2004).

4.1	Indenture, dated as of July 9, 2001, by and among Matria Healthcare, Inc., the Guarantors named therein and Wells Fargo Minnesota, National Association as Trustee, relating to the Company’s 11% Senior Notes due 2008 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 19, 2001).

4.2	Registration Rights Agreement, dated as of July 9, 2001, by and among Matria Healthcare, Inc., the Guarantors named therein and the Initial Purchasers named therein, relating to the Company’s 11% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 19, 2001).

Exhibit
Number	Description
4.3	Supplemental Indenture, dated June 21, 2002, between the Company and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Supplemental Indenture, dated August 1, 2002, between the Company and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.5	Supplemental Indenture, dated October 4, 2002, between the Company and Wells Fargo Bank Minnesota, N.A. (Incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.6	Supplemental Indenture, dated April 19, 2004, by and among Matria Healthcare, Inc., the Company’s subsidiary guarantors listed therein and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.7	Supplemental Indenture, dated December 31, 2004 among Matria Healthcare, Inc., Matria Holding Company, Inc., the subsidiary guarantors listed therein and Wells Fargo Bank, N.A., as Trustee, amending the Indenture, dated July 9, 2001 by and among Matria Healthcare, Inc., the subsidiary guarantors listed therein and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 6, 2005).

*10.1	1996 Stock Incentive Plan (incorporated by reference to Appendix F-1 to the Joint Proxy Statement/Prospectus filed as a part of the Company’s Registration Statement No. 333-781 on Form S-4 filed on February 7, 1996).

*10.2	1996 Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix F-11 to the Joint Proxy Statement/Prospectus filed as a part of the Company’s Registration Statement No. 333-781 on Form S-4 filed on February 7, 1996).

*10.3	2002 Employee Stock Purchase Plan (incorporated by reference to Appendix D to the Proxy Statement/Prospectus/Solicitation Statement filed as a part of the Company’s Registration Statement No. 333-90944 on Form S-4 filed June 30, 2002).

*10.4	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 16, 1998).

*10.5	2000 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on April 14, 2000).

*10.6	2000 Director’s Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Definitive proxy Statement filed with the Commission on April 14, 2000).

*10.7	Amendment to the 1996 Directors’ Non-Qualified Stock Option Plan approved by the Company’s stockholders on May 18, 1998 (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2000).

*10.8	Amendment to the 2000 Directors’ Non-Qualified Stock Option Plan, approved by the Company’s stockholders on May 24, 2001 (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission April 26, 2001).

Exhibit
Number	Description
*10.9	2001 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission April 26, 2001).

*10.10	2002 Stock Incentive Plan (incorporated by reference to Appendix C to the Prospectus/Proxy Statement/Solicitation Statement filed as part of the Company’s Registration Statement No. 333-90944 on Form S-4 filed June 21, 2002).

*10.11	MarketRing.com, Inc. 1999 Stock Option and Stock Appreciation Rights Plan, effective September 30, 1999, assumed by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.12	MarketRing.com, Inc. Amendment No. 1 to 1999 Stock Option and Stock Appreciation Rights Plan, dated July 14, 2000, assumed by the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.13	2005 Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on April 25, 2005).

*10.14	Long-Term Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on April 25, 2005).

*10.15	2005 Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed with the Commission on April 25, 2005).

*10.16	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Parker H. Petit, effective February 19, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.17	Employment Letter Agreement, dated August 5, 2002, between the Company and Stephen M. Mengert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.18	NewMarket Building Lease Agreement, dated September 4, 2002, between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.19	One Parkway Center Lease Agreement, dated November 8, 2002, between Matria Healthcare, Inc. and Atlanta Parkway Investment Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.20	Split Dollar Termination Agreement between the Company and Roberta L. McCaw, dated January 1, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.21	Split Dollar Termination Agreement between the Company and Thornton A. Kuntz, Jr., dated January 1, 2003 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.22	Split Dollar Termination Agreement between the Company and Parker H. Petit, dated January 1, 2003 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description
*10.23	Split Dollar Termination Agreement between the Company and Yvonne V. Scoggins, dated January 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.24	Supplemental Executive Retirement Plan between the Company and Roberta L. McCaw, dated January 1, 2003 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.25	Supplemental Executive Retirement Plan between the Company and Thornton A. Kuntz, Jr., dated January 1, 2003 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.26	Supplemental Executive Retirement Plan between the Company and Yvonne V. Scoggins, dated January 1, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.27	Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Stephen M. Mengert, dated March 17, 2003 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.28	Trust Under the Matria Healthcare, Inc. Supplemental Executive Retirement Plan, dated February 4, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.29	First Amendment to the Trust under the Matria Healthcare, Inc. Supplemental Retirement Plan effective February 4, 2003 (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

10.30	First Amendment of Lease, dated May 9, 2003, to the New Market Building Lease Agreement between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.31	First Amendment to Lease Agreement dated December 11, 2003, by and between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.32	Second Amendment to Lease Agreement dated December 11, 2003, between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.33	Matria’s Board of Directors Corporate Governance and Nominating Charter (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.34	Matria’s Corporate Governance Guidelines (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.35	Matria’s Charter of the Audit Committee of the Board of Directors (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.36	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of February 19, 2002 between the Company and Thornton A. Kuntz, Jr., (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
Number	Description
*10.37	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of February 19, 2002 between the Company and Roberta L. McCaw (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.38	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of February 19, 2002 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.39	Severance Compensation and Restrictive Covenant Agreement dated as of April 27, 2002 between the Company and Yvonne V. Scoggins (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.40	Second Amendment of Lease, dated February 3, 2004, to the New Market Building Lease between Matria Healthcare, Inc., and Trizec Realty, Inc., (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.41	Registration Rights Agreement, dated May 5, 2004, by and among the Company, the Company’s subsidiary guarantors named therein and UBS Securities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 6, 2004).

*10.42	Amendment to the Severance Compensation and Restrictive Covenant Agreement between the Company and Yvonne V. Scoggins, dated April 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.43	Amendment to Change in Control Severance Compensation and Restrictive Covenant Agreement between the Company and Yvonne V. Scoggins, dated April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.44	Amendment to the Matria Healthcare, Inc. 2000 Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.45	Third Amendment of Lease, dated March 30, 2004, to the New Market Building Lease between the Company and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.46	Matria Healthcare, Inc. Form of Stock Option Agreement (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.47	Consent and Waiver Agreement and Amendment No. 6, dated December 31, 2004, to the Loan and Security Agreement between Matria Healthcare, Inc. and HFG Healthco-04, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2005).

10.48	Guarantee, dated as of January 21, 2005, by Matria Healthcare, Inc. in favor of HFG Healthco-4 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2005).

10.49	Pledge Agreement, dated as of January 21, 2005, between Matria Healthcare, Inc., and HFG Healthco-4 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-k filed January 27, 2005).

Exhibit
Number	Description
*10.50	Letter Agreement dated as of November 7, 2005, by and between Matria Healthcare, Inc. and Richard M. Hassett, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2005).

*10.51	Change in Control Severance Compensation and Restrictive Covenant Agreement dated as of November 7, 2005 between Matria Healthcare, Inc. and Richard M. Hassett, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 10, 2005).

10.52	Credit Agreement, dated January 19, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as issuing bank swing lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25 2006).

10.53	Term Loan Agreement, dated January 19, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 25, 2006).

10.54	First Amendment to Credit Agreement, dated February 2, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A., as issuing bank, swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).

10.55	First Amendment to Term Loan Agreement, dated February 2, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2006).

*10.56	Letter Agreement dated as of March 8, 2006, by and between Matria Healthcare, Inc. and Jeffrey L. Hinton (incorporated by reference to Exhibit 10.1,to the Company’s Current Report on Form 8-K filed March 8, 2006 ).

14	Code of Conduct of Matria Healthcare, Inc., as amended October 19, 2004 (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed October 25, 2004).
The following exhibits are filed as part of this Report:

2.5	Agreement and Plan of Merger dated as of December 14, 2005, by and among CorSolutions
Medical, Inc, Matria Healthcare, Inc. and Coral Acquisition Corp.

11	Computation of Earnings (Loss) per Share

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included in signature page to this report)

31.1	Rule 13.a-15(e)/15d-15(e) Certification by Parker H. Petit

31.2	Rule 13.a-15(e)/15d-15(e) Certification by Stephen M. Mengert

32.1	Section 1350 Certification by Parker H. Petit

32.2	Section 1350 Certification by Stephen M. Mengert

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIA HEALTHCARE, INC.
March 15, 2006	By:	/s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen M. Mengert
Stephen M. Mengert, Senior Vice President
and Chief Financial Officer (Principal Financial Officer)

/s/ Joseph A. Blankenship
Joseph A. Blankenship
Vice President — Controller (Principal Accounting Officer)

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

Signature	Title	Date

/s/ Parker H. Petit Parker H. Petit	Chairman of the Board and Chief Executive Officer	March 15, 2006

/s/ Joseph G. Bleser Joseph G. Bleser	Director	March 14, 2006

Signature	Title	Date
/s/ Frederick E. Cooper Frederick E. Cooper	Director	March 14, 2006

Guy W. Millner	Director

/s/ Carl E. Sanders Carl E. Sanders	Director	March 14, 2006

/s/ Kaaren J. Street Kaaren J. Street	Director	March 15, 2006

/s/ Thomas S. Stribling Thomas S. Stribling	Director	March 14, 2006

/s/ Donald W. Weber Donald W. Weber	Director	March 14, 2006

/s/ Morris S. Weeden Morris S. Weeden	Director	March 14, 2006

/s/ Wayne P. Yetter Wayne P. Yetter	Director	March 14, 2006

/s/ Frederick P. Zuspan, M.D. Frederick P. Zuspan, M.D.	Director	March 14, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Matria Healthcare, Inc.:
Under date of March 15, 2006, we reported on the consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss) and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the 2005 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Atlanta, Georgia
March 15, 2006

Matria Healthcare, Inc. and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Allowance for doubtful accounts
Year ended December 31, 2003	$2,522	3,382	—	(2,964)	$2,940

Year ended December 31, 2004	$2,940	2,412	—	(3,060)	$2,292

Year ended December 31, 2005	$2,292	3,493	15 [1]	(1,914)	$3,886

[1]	Represents beginning balances in allowance for doubtful accounts of acquired companies.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Matria Healthcare, Inc.:
We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Matria Healthcare, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
March 15, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Matria Healthcare, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Matria Healthcare, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Matria Healthcare, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Matria Healthcare, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31 2005, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
March 15, 2006

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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.
     Based on our assessment management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page F-2 hereof.

By:	/s/ Parker H. Petit	/s/ Stephen M. Mengert

	Parker H. Petit	Stephen M. Mengert
	Chairman of the Board and	Senior Vice President and
	Chief Executive Officer	Chief Financial Officer

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$22,758	$35,317
Restricted cash	550	3,823
Trade accounts receivable, less allowances of $3,886 and $2,292 at December 31, 2005 and 2004, respectively	33,996	26,716
Assets held for sale	132,455	131,503
Prepaid expenses and other current assets	6,588	8,927
Deferred income taxes	8,629	9,675

Total current assets	204,976	215,961

Property and equipment, net	26,430	20,047
Goodwill, net	69,248	54,665
Other intangibles, net	6,935	—
Deferred income taxes	10,666	11,704
Other assets	4,952	5,015

	$323,207	$307,392

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, principally trade	$10,702	$9,467
Current installments of long-term debt	1,021	865
Liabilities related to assets held for sale and other discontinued operations	31,042	24,640
Accrued liabilities	20,617	21,692

Total current liabilities	63,382	56,664

Long-term debt, excluding current installments	2,099	85,751
Other long-term liabilities	5,788	5,317

Total liabilities	71,269	147,732

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000 shares; none outstanding at December 31, 2005 and 2004	—	—

Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 20,832 and 15,860 at December 31, 2005 and 2004, respectively	208	159
Additional paid-in capital	400,488	321,181
Accumulated deficit	(149,026)	(162,989)
Accumulated other comprehensive earnings	268	1,309

Total shareholders’ equity	251,938	159,660

Commitments and contingencies (Notes 3, 7, 8 and 9)

	$323,207	$307,392

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenues	$179,231	$145,087	$123,196

Cost of revenues	72,972	64,938	57,302
Selling and administrative expenses	94,656	79,309	64,297
Provision for doubtful accounts	3,493	2,412	3,382

Total costs and operating expenses	171,121	146,659	124,981

Operating earnings (loss) from continuing operations	8,110	(1,572)	(1,785)
Interest income	829	498	222
Interest expense	(2,418)	(10,127)	(13,730)
Other income , net	226	681	1,350
Loss on retirement of 11% Senior Notes	—	(22,886)	—

Earnings (loss) from continuing operations before income taxes	6,747	(33,406)	(13,943)
Income tax benefit (expense)	(2,733)	13,329	5,438

Earnings (loss) from continuing operations	4,014	(20,077)	(8,505)
Earnings from discontinued operations, net of income taxes	9,949	16,205	15,811
Earnings from disposal of discontinued operations, net of income taxes	—	30,938	—

Net earnings	$13,963	$27,066	$7,306

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.21	$(1.29)	$(0.56)
Discontinued operations	0.53	3.03	1.04

	$0.74	$1.74	$0.48

Diluted:
Continuing operations	$0.20	$(1.29)	$(0.56)
Discontinued operations	0.50	3.03	1.04

	$0.70	$1.74	$0.48

Weighted average shares outstanding:
Basic	18,795	15,520	15,198

Diluted	19,874	15,520	15,198

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings (Loss)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Earnings (Loss)	Equity

Balance, January 1, 2003	15,077	$151	$311,002	$(197,361)	$(12)	$113,780
Issuance of common stock:
Exercise of employee stock options	44	—	442	—	—	442
Employee stock purchase plan	62	1	373	—	—	374
Acquisition of businesses	101	1	1,220	—	—	1,221
Tax benefit from exercise of employee stock options	—	—	10	—	—	10
Net earnings	—	—	—	7,306	—	7,306
Change in foreign currency translation adjustment	—	—	—	—	440	440
Change in unrealized appreciation on available-for-sale securities, net of tax	—	—	—	—	(26)	(26)

Comprehensive earnings	—	—	—	7,306	414	7,720

Balance, December 31, 2003	15,284	153	313,047	(190,055)	402	123,547

Issuance of common stock:
Exercise of employee stock options	527	5	6,014	—	—	6,019
Employee stock purchase plan	49	1	588	—	—	589
Tax benefit from exercise of employee stock options	—	—	1,532	—	—	1,532
Net earnings	—	—	—	27,066	—	27,066
Change in foreign currency translation adjustment	—	—	—	—	907	907

Comprehensive earnings	—	—	—	27,066	907	27,973

Balance, December 31, 2004	15,860	159	321,181	(162,989)	1,309	159,660

Issuance of common stock:
Exercise of employee stock options	553	5	6,433	—	—	6,438
Employee stock purchase plan	31	—	814	—	—	814
Conversion of 4.875% notes	4,388	44	68,005	—	—	68,049
Exercise of warrant	—	—	3	—	—	3
Tax benefit from exercise of employee stock options	—	—	4,052	—	—	4,052
Net earnings	—	—	—	13,963	—	13,963
Change in foreign currency translation adjustment, net of tax	—	—	—	—	(1,041)	(1,041)

Comprehensive earnings	—	—	—	13,963	(1,041)	12,922

Balance, December 31, 2005	20,832	$208	$400,488	$(149,026)	$268	$251,938

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net earnings	$13,963	$27,066	$7,306
Less, earnings from discontinued operations, net of income taxes	(9,949)	(47,143)	(15,811)

Earnings (loss) from continuing operations	4,014	(20,077)	(8,505)

Adjustments to reconcile to net cash provided by operating activities:
Loss on retirement of 11% Senior Notes	—	22,886	—
Depreciation and amortization	6,359	4,606	5,014
Amortization of debt discount and expenses	298	939	1,092
Provision for doubtful accounts	3,493	2,412	3,382
Deferred tax expense (benefit)	1,925	(14,240)	(5,471)
Payment for termination of interest rate swap agreements	—	(993)	—
Gain on sale of investment	—	—	(56)
Other	294	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(8,083)	(4,251)	(4,131)
Inventories	126	(124)	139
Prepaid expenses	(718)	(1,273)	221
Other current assets	141	1,403	(929)
Intangible and other noncurrent assets	(971)	(1,919)	(1,333)
Accounts payable	766	6,219	614
Accrued and other liabilities	(2,644)	810	(84)

Net cash provided by (used in) continuing operations	5,000	(3,602)	(10,047)
Net cash provided by discontinued operations	19,954	13,735	20,870

Net cash provided by operating activities	24,954	10,133	10,823

Cash Flows from Investing Activities:
Purchases of property and equipment	(11,072)	(8,563)	(7,103)
Purchases of property and equipment related to discontinued operations	(1,452)	(1,602)	(4,409)
Proceeds from disposition of business, net of transaction costs	—	101,055	—
Payment of acquisition obligation	—	(20,480)	—
Decrease (increase) in restricted cash	3,273	(3,368)	(455)
Net proceeds from (purchases of) investments	—	927	(927)
Acquisition of businesses, net of cash acquired	(19,678)	(200)	(603)
Proceeds from sales of short-term investments	—	—	154

Net cash provided by (used in) investing activities	(28,929)	67,769	(13,343)

Cash Flows from Financing Activities:
Net payment for conversion of convertible senior notes and related transaction costs	(15,332)	—	—
Proceeds from issuance of convertible senior debt, net of issuance costs	—	83,210	—
Proceeds from issuance of debt	2,083	2,446	1,919
Net payment for the retirement of 11% Senior Notes	—	(136,518)	—
Principal repayments of long-term debt	(2,224)	(2,475)	(1,973)
Net borrowings (repayments) under credit agreement	—	(2,418)	2,418
Proceeds from issuance of common stock	7,252	6,608	816

Net cash provided by (used in) financing activities	(8,221)	(49,147)	3,180

Effect of exchange rate changes on cash and cash equivalents	(363)	907	1,073

Net increase (decrease) in cash and cash equivalents	(12,559)	29,662	1,733
Cash and cash equivalents at beginning of year	35,317	5,655	3,922

Cash and cash equivalents at end of year	$22,758	$35,317	$5,655

Supplemental disclosures of cash paid for:
Interest	$3,234	$11,642	$13,970

Income taxes	$4,047	$7,727	$1,155

Supplemental disclosure of noncash investing and financing activities:
Conversion of 4.875% convertible notes to equity	$83,381	—	—

Equipment acquired under capital lease obligations	$—	$—	$72

     See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Amounts in thousands, except share and per share amounts)
(1)	Summary of Significant Accounting Policies
(a)	Business

Matria Healthcare, Inc. (“Matria” or the “Company”) provides comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics. The Company calls this suite of services “Health Enhancement.” These services are designed to reduce health-related costs and enhance the health and quality of life of the individuals we serve. Matria provides services to self-insured employers, private and government sponsored health plans, pharmaceutical companies, administrative services only customers, and patients. The Company’s employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. The Company’s health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs. The Company’s service offerings include wellness programs, disease and condition management programs and informatics.

The Company’s wellness programs address issues such as: smoking cessation, weight loss, exercise, healthy diet, stress relief, healthy aging, and productivity enhancement. These programs help employees and health plan members live better and longer while reducing their healthcare costs and increasing their productivity.

The disease and condition management programs assist individuals to better manage their conditions by increasing their knowledge about their illnesses or condition, potential complications and the importance of medication and treatment plan compliance. Matria’s specialized nurses proactively contact patients to monitor their progress and ensure they are following the plan of care set by their physician. The chronic and episodic disease and condition management programs include programs for diabetes, cardiovascular diseases, respiratory disorders, end-stage renal disorder, depression, chronic pain, hepatitis C, cancer and high-risk pregnancies.

The Company’s informatics business involves the aggregation and analysis of data to enable Matria’s customers to better manage health related costs and further improve outcomes.

On April 1, 2005, we acquired the business and assets of Miavita LLC for a net cash payment of $4,765, with potential additional amounts to be paid under an earnout agreement. On October 1, 2005, we acquired of business of WinningHabits, Inc. for a net cash payment of $14,913, with additional potential amounts to be paid under an earnout agreement. Results of operations of these businesses have been included in our consolidated results of operations since their respective acquisition dates.

During the fourth quarter of 2005, the Company made the decision to divest Facet Technologies (“Facet”) and its foreign diabetes service operations in Germany (“Foreign Diabetes”). In the accompanying consolidated financial statements, their assets and liabilities have been reclassified as assets held for sale and liabilities related to assets held for sale and other discontinued operations, respectively, and their results of operations are included in discontinued operations for all periods presented.

On February 4, 2005, the Company effected a three-for-two stock split in the form of a stock dividend. All amounts reflected for common stock and additional paid-in capital, and all share and per share amounts have been restated to reflect the stock split in all periods presented (see Note 7). See Note 2 for a detailed discussion of our acquisitions and divestitures. See Note 11 for a discussion of our segment reporting.

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

(c)	Use of Estimates

In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could materially differ from estimated amounts under different assumptions or conditions. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included.

(d)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash and interest-bearing deposits. The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents, other than those amounts designated for other than current operations. Cash and cash equivalents include $3,730 and $3,139 as of December 31, 2005 and 2004, respectively, for MHI Insurance, Ltd., the Company’s wholly owned captive insurance company. Such amounts are available to settle claims for certain insured risks.

(e)	Restricted Cash

Restricted cash consists of funds designated for a particular use and not available for current operations. The Company had $550 and $3,823 of restricted funds at December 31, 2005 and 2004, respectively. In September 2004, the Company set aside $3,000 pledged as collateral in an agreement with one of its major suppliers. The agreement expired in May 2005 and the restriction was released. Other restricted funds are collateral for insurance policies and amounts held in escrow related to customer contracts. Funds are held in interest-bearing investment accounts or certificates of deposit that coincide with insurance policy termination dates.

(f)	Revenue Recognition and Allowances for Uncollectible Accounts

Matria’s services are provided telephonically and through home-based nursing services through care centers located throughout the United States. In addition, services are provided through access to the Company’s online wellness based tools. Revenues are recognized as the related services are rendered and are net of contractual allowances and related discounts.

Services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues, which is included in “accrued liabilities” in the consolidated balance sheets. Such amounts are subsequently recognized as revenue as services are performed.

Some contracts provide that a portion of fees are at-risk (i.e., refundable) if the Company’s programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements; or (ii) interim performance measurements indicate that the Company is not meeting performance targets. If either of these two conditions exists, the Company records the amounts as unearned revenues. If performance levels are not met by the end of the operations period under these contracts, the Company is contractually obligated to refund some or all of the at-risk fees. Historically, such adjustments have been immaterial to the Company’s financial condition and results of operations. In 2005, 5% of the Company’s revenues recognized were at-risk under these arrangements.

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

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable from third-party payors. The collectibility of accounts receivable from third-party payors is directly affected by conditions and changes in the insurance industry and governmental programs, which are taken into account by the Company in computing and evaluating its allowances for uncollectible accounts.

(h)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation for property and equipment is provided primarily on the straight-line method over the estimated useful lives ranging from three to ten years. Amortization of leasehold improvements and leased equipment is recorded over the shorter of the lives of the related assets or the lease terms.

Property and equipment includes amounts capitalized for the development of software for internal use. Capitalized costs include external costs of materials and services and payroll costs of employees devoted to the specific software development. These costs are capitalized based upon Statement of Position 98-1, Accounting for the Costs of Computer Software Development or Obtained for Internal Use. Internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal–use software development costs are amortized using on the straight-line basis over estimated useful lives ranging from three to ten years. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by the Company with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized software development costs of $3,117, $1,818 and $3,897, respectively. As of December 31, 2005 and 2004, net capitalized software costs totaled $8,650 and $6,433, respectively.

Depreciation and amortization expense for property and equipment was $5,312, $4,344 and $5,014 for the years ended December 31, 2005, 2004 and 2003, respectively.

Property and equipment are summarized as follows:

	December 31,
	2005	2004
Computer hardware and software	$30,138	$22,386
Medical equipment	7,887	9,490
Machinery, office equipment and fixtures	4,384	5,288
Leasehold improvements	2,157	2,175

	44,566	39,339
Less accumulated depreciation and amortization	18,136	19,292

	$26,430	$20,047

(i)	Intangible Assets
The balance of goodwill as of December 31, 2005 was $69,248, net of accumulated amortization of $3,988. The changes in the carrying values of goodwill for the year ended December 31, 2005 were as follows:

Goodwill
Carrying value at January 1, 2005	$54,665
Additional goodwill from acquisitions (Note 2)	14,583

Carrying value at December 31, 2005	$69,248

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) effective January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company evaluated the fair values of the reporting units identified under the provisions of SFAS 141, Business Combinations, and SFAS 142 as of December 31, 2005 and 2004 and concluded that no impairment of recorded goodwill exists. As a result, no impairment of goodwill was recorded in 2005 or 2004.

In connection with the adoption of SFAS 142, the Company also reassessed the useful lives, residual values and classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of identifiable intangible assets, which resulted from our 2005 acquisitions (See Note 2), were as follows:

December 31,
2005
Gross carrying amounts:
Customer relationships	$2,200
Current technology	2,800
Content	1,600
Covenants not-to-compete	700

Total	7,300
Accumulated amortization	(365)

$6,935

These costs are amortized on a straight-line basis over periods ranging from five to ten years. Amortization expense for the year ended December 31, 2005 was $365. Estimated amortization expense for the five succeeding years and thereafter is as follows:

Years ended December 31,
2006	$1,140
2007	1,140
2008	1,140
2009	1,140
2010	995
Thereafter	1,380

$6,935

(j)	Impairment of Long-Lived Assets
In accordance with SFAS No. 144, the Company reviews long-lived assets, such as property and equipment and intangibles subject to amortization, including contract acquisition costs and certain computer software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted operating cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheets.
(k)	Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

(l)	Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
Liabilities:	Amount	Value	Amount	Value

4.875% convertible senior subordinated notes (see Note 3)	—	—	$83,779	$133,041
11% Senior Notes (see Notes 3 and 4)	$1,953	$2,090	1,938	2,110
At December 31, 2004, the carrying amount of the convertible senior subordinated notes is net of the unamortized discount, and the estimated fair value is based upon the quoted market price. The carrying amount of the 11% Senior Notes is net of unamortized discount and unamortized net deferred gains on terminations of interest rate swaps. At December 31, 2005, the estimated fair value of the 11% Senior Notes is based upon the quoted market price, and at December 31, 2004, the estimated fair value is based upon the redemption price payable for the 11% Senior Notes on May 1, 2005, the first date upon which the remaining 11% Senior Notes were redeemable.
(m)	Accrued Liabilities
Accrued liabilities are summarized as follows:

	December 31,
	2005	2004
Accrued compensation and related liabilities	$10,293	$9,313
Unearned revenues	7,205	5,535
Other accrued expenses	3,119	6,843

	$20,617	$21,692

(n)	Stock Option Plans
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

	Years Ended December 31,
	2005	2004	2003
Earnings (loss) from continuing operations available to common shareholders	$4,014	$(20,077)	$(8,505)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,616)	(1,408)	(1,579)

Pro forma earnings (loss) from continuing operations available to common shareholders	$1,398	$(21,485)	$(10,084)

Earnings (loss) per common share from continuing operations:
Basic — as reported	$0.21	$(1.29)	$(0.56)

Basic — pro forma	$0.07	$(1.38)	$(0.66)

Diluted — as reported	$0.20	$(1.29)	$(0.56)

Diluted — pro forma	$0.07	$(1.38)	$(0.66)

(o)	Net Earnings (Loss) Per Share of Common Stock
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

The computations for basic and diluted net earnings (loss) per common share are as follows:

	Years ended December 31,
Basic	2005	2004	2003
Basic
Earnings (loss) from continuing operations	$4,014	$(20,077)	$(8,505)
Earnings from discontinued operations	9,949	47,143	15,811

Net earnings	$13,963	$27,066	$7,306

Weighted average number of common shares outstanding	18,795	15,520	15,198

Net earnings (loss) per common share:
Continuing operations	$0.21	$(1.29)	$(0.56)
Discontinued operations	0.53	3.03	1.04

	$0.74	$1.74	$0.48

	Years ended December 31,
Diluted	2005	2004	2003
Diluted
Earnings (loss) from continuing operations	$4,014	$(20,077)	$(8,505)
Earnings from discontinued operations	9,949	47,143	15,811

Net earnings	$13,963	$27,066	$7,306

Shares:
Weighted average number of common shares outstanding	18,795	15,520	15,198
Shares issuable from assumed exercise of options	1,079	—	—

	19,874	15,520	15,198

Net earnings (loss) per common share:
Continuing operations	$0.20	$(1.29)	$(0.56)
Discontinued operations	0.50	3.03	1.04

	$0.70	$1.74	$0.48

The calculation of diluted earnings (loss) per share excludes 482,500, 2,498,100 and 2,584,100 shares in the years ended December 31, 2005, 2004 and 2003, respectively, since the effect of assumed exercise of the related options would be antidilutive. In 2005 and 2004, the diluted earnings (loss) per share also excludes 1,755,100 and 4,388,000 shares, respectively, from the assumed conversion of the 4.875% convertible senior subordinated notes, since the effect would be antidilutive.
(p)	Comprehensive Earnings (Loss)
Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings (loss) consist of net earnings (loss), foreign currency translation adjustments (net of income taxes) and changes in unrealized appreciation on available-for-sale securities (net of income taxes).

(q)	Reclassifications
Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to presentations adopted in 2005.
(r)	Recently Issued Accounting Standards
Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, cancelled or vested after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. Upon issuance, SFAS 123(R) required public companies to apply the provisions of the Statement in the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delayed the effective date, requiring public companies to apply the Statement in the first annual period beginning after June 15, 2005. Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. The Company expects to adopt SFAS 123(R) in its first interim period of 2006 and has concluded that SFAS 123(R) will have a negative impact on its financial position and results of operations. The Company expects the impact of expensing stock options currently outstanding, as well as the impact of any anticipated stock option grants and restricted stock awards, to be approximately $0.25 to $0.30 per share in 2006. The Company does not expect the impact of SFAS 123(R) to have a material impact on its cash flow or liquidity. See Note 6 to the consolidated financial statements for assumptions used calculating the fair value of employee stock options.

Accounting Changes and Error Corrections. On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and Statement No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

The AJCA generally allowed the Company to take advantage of this special deduction from November 2004 through the end of calendar year 2005. The Company did not propose a qualifying plan of repatriation for 2004 or 2005.
(2)	Acquisitions and Divestitures
On April 1, 2005, the Company acquired the business and assets of Miavita LLC, a leading provider of on-line wellness programs, for total consideration including transaction costs of $4,765, net of cash received. Under the terms of the agreement, potential additional consideration will be payable under an earnout agreement. The Company’s December 31, 2005, balance sheet reflects the assets acquired and liabilities assumed in this transaction, including goodwill and intangible assets resulting from the purchase price allocation of $3,130 and $1,600, respectively. The intangible assets are being amortized on a straight-line basis over ten years.

On October 1, 2005, the Company acquired the business and assets of WinningHabits, Inc., a leading provider of corporate wellness programs, for total consideration including transaction costs of $14,913, net of cash received. Under the terms of the agreement, potential additional consideration will be payable under an earnout agreement. The transaction resulted in goodwill and intangible assets from the purchase price allocation of $11,453 and $5,700, respectively. The intangible assets are being amortized on a straight-line basis over five to seven years.

In 2003, the Company purchased the assets of a healthcare management firm specializing in case and utilization management for consideration, net of cash acquired, of $603. An additional $200 was paid in 2004 on the anniversary of the acquisition in accordance with the terms of the agreement.

The Company’s December 31, 2005, balance sheet reflects the assets acquired and liabilities assumed in these acquisitions, and the results of operations have been included in the Company’s consolidated statement of operations for the period subsequent to the acquisitions. The results of operations for periods prior to the acquisitions were not material to the Company’s consolidated statements of operations and, accordingly, pro forma results of operations have not been presented.

During the fourth quarter of 2005, the Company made the strategic decision to divest the operations of Facet, a leading designer, developer, assembler and distributor of products for the diabetes market, and Foreign Diabetes. As a result, the accompanying consolidated financial statements reflect the operations of these divisions as discontinued operations for all periods presented. In addition, the assets and liabilities of these businesses have been reclassified as “assets held for sale” and “liabilities related to assets held for sale and other discontinued operations” in the consolidated balance sheets at December 31, 2005 and 2004.

On June 30, 2004, the Company discontinued the operations of its direct-to-consumer laboratory business and completed the sale of substantially all of the assets of its direct-to-consumer diabetic and respiratory supplies business for total cash proceeds, net of transaction costs, of $101,055. The sale resulted in a gain of $51,812, or $30,938 net of income taxes. The assets sold consisted primarily of property and equipment and other assets. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. In December 2005, the Company recorded a liability of $10,000 for the settlement of the qui tam claim filed against the Company and this business (see Note 9). This settlement is reflected in “liabilities related to assets held for sale and other discontinued operations” on the consolidated balance sheet at December 31, 2005. The purchaser did not assume liability for any qui tam claim. The retained accounts and rebates receivable of $2,982, net, were reflected in “prepaid expenses and other current assets” on the consolidated balance sheets at December 31, 2004. In 2005, the Company recorded an additional charge of $1,976 to fully reserve for the remaining accounts receivable balance, therefore there was no balance for these accounts receivable at December 31, 2005.

At December 31, 2005, a liability of $10,550, primarily for the qui tam settlement costs noted above and remaining liabilities related to the sale, was included in “liabilities related to assets held for sale and other discontinued operations” on the consolidated balance sheets. A reconciliation of the accrued liability balance follows.

	Balance				Balance
	December 31,				December 31,
Type of Charge	2004	Additions	Payments	Adjustments	2005
Employee termination benefits	$330	$—	$(309)	$(21)	$—
Contractual obligations	330	304	(113)	(21)	500
Qui tam settlement costs	—	10,000	—	—	10,000
Other accruals	258	—	(16)	(192)	50

Total	$918	$10,304	$(438)	$(234)	$10,550

The additions and adjustments for contractual obligations and other accruals relate to revisions to estimates for future obligations. The Company estimates remaining payments on the above liabilities to be paid in 2006.

The operating results of discontinued operations are as follows:

	Years Ended December 31,
	2005	2004	2003
Revenues	$152,395	$190,476	$203,651

Earnings from discontinued operations, net of income tax expense of $7,221, $10,091 and $10,664 in 2005, 2004 and 2003, respectively	9,949	16,205	15,811

Gain on disposal of discontinued operations, net of income tax expense of $20,874	—	30,938	—

Earnings from discontinued operations	$9,949	$47,142	$15,811

The components of “assets held for sale” and “liabilities related to assets held for sale and other discontinued operations” are as follows:

	December 31,
	2005	2004
Cash and cash equivalents	$2,716	$2,067
Accounts receivable, net	22,575	21,889
Inventories	22,395	23,169
Property and equipment, net	3,259	2,834
Goodwill and intangible assets, net	80,248	80,644
Other	1,262	900

Assets held for sale	132,455	131,503

Accounts payable	17,013	21,792
Qui tam settlement costs	10,000	—
Accrued and other liabilities	4,029	2,848

Liabilities related to assets held for sale and other discontinued operations	$31,042	$24,640

(3)	Long-Term Debt
Long-term debt is summarized as follows:

	December 31,
	2005	2004
Unsecured 11% senior notes, net of unamortized discount of $57 and $77 at December 31, 2005 and 2004, respectively, plus unamortized deferred gains resulting from termination of interest rate swaps of $10 and $15 at December 31, 2005 and 2004, respectively; interest payable semi-annually on May 1 and November 1, maturing May 2008	$1,953	$1,938

Unsecured 4.875% convertible senior subordinated notes, net of unamortized discount of $2,471 at December 31, 2004, interest payable semi-annually on May 1 and November 1, converted May 2005	—	83,779

Capital lease obligations; interest ranging from approximately 6% to 18.1% with various monthly payments and maturing at various dates through July 2008 (Note 8)	395	107

Other debt; interest rate 5.15%; payable in monthly installments through May 2006	772	792

Total long-term debt	3,120	86,616
Less current installments	(1,021)	(865)

Long-term debt, excluding current installments	$2,099	$85,751

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

The 4.875% convertible senior subordinated notes, issued during the second quarter of 2004, were unsecured and guaranteed by certain of the Company’s domestic subsidiaries. Interest was payable on May 1 and November 1 of each year. The Company used the proceeds, net of discount, of $83,705 from the issuance of the convertible senior subordinated notes to partially fund the repurchase of $120,000 in aggregate principal amount of its 11% Senior Notes tendered in the tender offer as described below. Under the original terms of the 4.875% convertible senior subordinated notes, if, among other things, the closing price of the Company’s common stock exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30 trading day period, the Company could redeem the notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole payment.” Upon notice of redemption, the noteholders could elect to receive cash in the redemption or convert the 4.875% convertible senior subordinated notes into shares of the Company’s common stock at the conversion rate of approximately 50.873 shares per $1 principal amount of the notes (equal to a conversion price of approximately $19.66 per share).

In June 30, 2004, the Company completed the repurchase of $120,000 in aggregate principal amount of its 11% Senior Notes tendered in a tender offer. This repurchase was funded with proceeds from the issuance of the 4.875% convertible senior subordinated notes (as described above) and from the sale of certain assets of the direct-to-consumer diabetic and respiratory supplies business (see Note 2). The retirement of substantially all of the outstanding 11% Senior Notes resulted in a loss of $22,886, or $14,143 after taxes, in the second quarter of 2004. Additionally, in connection with the tender offer, the holders of the 11% Senior Notes consented to amend the indenture governing the 11% Senior Notes to eliminate substantially all of the restrictive covenants, certain related events of default and certain other terms applicable to the $2,000 of 11% Senior Notes not purchased in the tender offer.

At December 31, 2005, the Company had an available revolving credit facility with a borrowing capacity of the lesser of $35,000 or 80% of eligible accounts receivable. The facility was collateralized by cash, accounts receivable, inventories, intellectual property and certain other of the Company’s assets. Borrowings under this facility bear interest at LIBOR plus 2.9% (7.20% at December 31, 2005), and the facility required a non-utilization fee of 0.5% of the unused borrowing capacity. Interest and the non-utilization fee were payable monthly. In October 2005, the Company amended the terms of the agreement to extend the term of the credit facility until October 2006. Additionally, under the terms of the amended agreement, the Company had the right to terminate the agreement at any time prior to the maturity date upon one day’s written notice to the lender, and the Company was not subject to an early termination fee. As of December 31, 2005, no amounts were outstanding, and approximately $29,000 was available for borrowing under this credit facility.

The revolving credit facility agreement set forth a number of covenants binding on the Company. These covenants limited the Company’s ability to, among other things, incur indebtedness and liens, pay dividends, repurchase shares, enter into merger agreements, make investments, engage in new business activities unrelated to the Company’s current business or sell assets. In addition, the Company was required to maintain certain financial ratios. As of December 31, 2005, the Company was in compliance with the financial covenants in its credit facility.

Approximate aggregate minimum annual payments due on long-term debt, excluding the unamortized discount and deferred gains on interest rate swaps, for the five years subsequent to December 31, 2005 and thereafter are as follows:

2006	$1,021
2007	128
2008	1,971

$3,120

On January 13, 2006 the Company terminated the revolving credit facility. Subsequently, the Company entered into new credit facilities in conjunction with the acquisition of CorSolutions, which was completed on January 19, 2006. The new credit facilities provide for borrowings of up to an aggregate of $485,000, structured to include both term loans and a revolving credit facility (See Note 12).
(4)	Derivative Financial Instruments
During 2003 and 2004, the Company periodically used interest rate swap agreements to hedge against changes in the fair value of the 11% Senior Notes and to lower overall borrowing rates. The notional amounts of these swap agreements ranged from $25,000 to $100,000. Under these agreements, the bank was obligated to pay the Company an 11% fixed rate of interest semi-annually in arrears, and the Company was obligated to pay the bank semi-annually in arrears a variable rate of interest. During 2004, the Company terminated its interest rate swap agreements and paid a total of $993 to the bank upon termination.

Due to the retirement of a portion of the 11% Senior Notes in June 2004, a proportionate share of the net unamortized deferred gains resulting from the termination of the interest rate swaps was included in the loss on retirement of the 11% Senior Notes. The remaining balance of deferred gain of $10 at December 31, 2005, is being amortized as a decrease to interest expense over the remaining term of the 11% Senior Notes (May 2008).

The Company reflected interest rate swap agreements on the consolidated balance sheet at fair value, which was based upon the estimated amount required to settle the agreement. The carrying value of the related portion of fixed-rate debt being hedged was adjusted by the change in fair value of the portion of the debt hedged by the interest rate swap attributable to the interest rate risk. In addition, the change during the period in the fair value of the interest rate swap agreements, as well as the change in the adjusted carrying value of the related portion of the fixed-rate debt that was being hedged, had offsetting effects on net interest expense in the consolidated statements of operations, since the interest rate swaps were fully effective. Interest expense was reduced by $685 and $1,104 in 2004 and 2003, respectively, as a result of the lower variable interest rates on the swaps. There were no swap agreements in effect as of December 31, 2005 and 2004.

(5)	Income Taxes

The components of the income tax expense (benefit) from continuing operations consisted of:

	Years ended December 31,
	2005	2004	2003
Current tax expense:
U.S. federal	$—	$788	$(2)
State and local	808	123	35

Total current tax expense	808	911	33

Deferred tax expense (benefit):
U.S. federal	2,518	(11,475)	(4,609)
State and local	(593)	(2,765)	(862)

Total deferred tax expense (benefit)	1,925	(14,240)	(5,471)

Total income tax expense (benefit)	$2,733	$(13,329)	$(5,438)

Below is a reconciliation of the expected income tax expense (benefit) from continuing operations (based on the U.S. federal statutory income tax rate of 35%) to the actual income tax expense (benefit):

	Years ended December 31,
	2005	2004	2003
Computed expected income tax expense (benefit)	$2,361	$(11,692)	$(4,880)
Effect of:
State and local income taxes, net of federal effect	140	(1,717)	(538)
Nondeductible expenses Nondeductible expenses	273	425	277
Nontaxable income of captive insurance subsidiary	(142)	(270)	(272)
Other, net	101	(75)	(25)

Income tax expense (benefit)	$2,733	$(13,329)	$(5,438)

At December 31, 2005 and 2004, the deferred income tax assets consist of future tax benefits attributable to:

	December 31,
	2005	2004
Deferred income tax assets (liabilities):
Current:
Allowance for doubtful accounts and other receivables	$1,284	$6,029
Accruals and reserves not deducted for tax purposes	6,240	2,512
Deferred revenue	1,110	1,132
Other	(5)	2

	8,629	9,675

Non-current:
Depreciation and amortization	(16,043)	(8,523)
Supplemental executive retirement plan	1,645	1,510
Net operating loss carryforwards	21,436	15,564
Credit carryforwards	3,064	3,174
Other	564	(21)

	10,666	11,704

Total deferred income tax assets	$19,295	$21,379

Based on projections of taxable income in 2006 and future years, management believes that it is more likely than not that the Company will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2005, the Company had the following estimated operating loss carryforwards available for federal income tax reporting purposes to be applied against future taxable income with the corresponding tax year of expiration:

2010	$4,525
2011	4,496
2012	1,824
2018	873
2019	2,561
2020	2,070
2021	1,245
2022	8,969
2023	15,901
2024	555
2025	9,702

$52,721

The Company also has available alternative minimum tax (“AMT”) credit carryforwards of approximately $2,795 available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $39,347.

Due to the Company’s decision in the fourth quarter of 2005 to divest its Foreign Diabetes operations, the Company provided for deferred income taxes on the unremitted earnings of those foreign operations.

The Company undergoes audits of its various tax returns from time to time. The Company records refunds from audits when receipt is assured and assessments when the loss is probable.
(6)	Shareholders’ Equity

Stock Option Plans

During 2005, the Board of Directors of the Company adopted the 2005 Directors’ Non-Qualified Stock Option Plan, which provides for the issuance of non-qualified stock options to the Company’s non-

employee directors. Under the terms of this plan, a total of 165,000 shares of common stock were reserved for issuance. The options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest monthly over 12 months from the date of grant. The term of each option is ten years from the date of grant.
During 2005, the Board of Directors of the Company amended and restated the 2004 Stock Incentive Plan to increase the number of shares available for issuance to 1,610,000. The plan was also renamed the Long-Term Stock Incentive Plan and is available for employees, officers, independent contractors and consultants of the Company. The Long-Term Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. The Long-Term Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 150,000 shares. The term of each incentive stock option is ten years from the date of grant, and five years in the case of an incentive stock option granted to a person possessing more than ten percent of the combined voting power of the Company or an affiliate. The options are exercisable based on established performance goals and are fully vested at three years.
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
The weighted average fair value of the individual options granted during 2005, 2004 and 2003 is estimated at $18.03, $10.53, and $5.45, respectively, on the date of grant. The fair values for those years were determined using the Black-Scholes option-pricing model with the following assumptions.

	2005	2004	2003
Dividend yield	None	None	None
Volatility	68%	67%	72%
Risk-free interest rate	4.02%	3.43%	2.97%
Expected life	5 Years	5 Years	5 Years
A summary of stock option transactions under these plans is shown below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,498,153	$12.62	2,584,102	$10.81	2,062,338	$12.01
Granted	1,096,175	$31.81	677,857	$17.88	845,829	$8.85
Exercised	(553,091)	$11.64	(526,619)	$11.42	(44,106)	$10.03
Canceled	(251,206)	$14.89	(237,187)	$8.90	(279,959)	$13.76

Outstanding at end of year	2,790,031	$20.19	2,498,153	$12.62	2,584,102	$10.81

Exercisable at end of year	1,042,587	$12.53	885,134	$12.29	854,874	$13.30

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options outstanding			Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Price	Outstanding	Life (years)	Price	Exercisable	Price
$ 4.57 — $10.00	358,459	6.61	$6.88	211,362	$7.60
$10.00 — $20.00	1,262,847	6.75	$13.94	763,924	$12.73
$20.00 — $30.00	652,725	9.05	$28.34	67,301	$25.73
$30.00 — $39.00	516,000	9.75	$34.40	—	—

	2,790,031		$20.19	1,042,587	$12.53

The effect on earnings (loss) from continuing operations and earnings (loss) per share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is disclosed in Note 1(n). Also see Note 1(r) for the expected impact of the adoption of SFAS No. 123(R) on the Company’s 2006 results of operations.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”) to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 187,500 shares of the Company’s common stock by eligible employees of the Company and its subsidiaries. In 2005, the Company established the 2005 Employee Stock Purchase Plan to provide for an additional 150,000 shares of common stock to be available for purchase by employees. Under both plans, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the plans can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of either 10% of the employee’s compensation or 375 shares of common stock per quarter. A participant immediately ceases to be a participant in the plans upon termination of his or her employment for any reason. During 2005, 2004 and 2003, approximately 31,000, 49,000 and 62,000 shares of common stock, respectively, were issued under the Purchase Plan.

Shareholders’ Rights Plan

In connection with the 1996 merger of Tokos Medical Corporation (Delaware) and Healthdyne, Inc., the Company established a Shareholders’ Rights Agreement. The new holding company adopted a substantially identical Shareholders’ Rights Agreement in December 2004. If a person or group acquired beneficial ownership of 15% or more of the Company’s outstanding common stock or announced a tender offer or exchange that would result in the acquisition of a beneficial ownership of 20% or more of the Company’s outstanding common stock, the rights would detach from the common stock and would be distributed to shareholders as separate securities. Each right entitled its holder to purchase one one-hundredth of a share (a unit) of common stock, at a purchase price of $1.63 per unit. The rights, which did not have voting power, expired on January 30, 2006.

Stock Split

In December 2004, the Company’s Board of Directors approved a three-for-two stock split (in the form of a stock dividend) of the Company’s common stock. The additional shares were distributed on February 4, 2005 to shareholders of record as of the close of business on January 19, 2005. Accordingly, all amounts for common stock, additional paid-in capital, number of shares, except shares authorized, and per share information in the consolidated financial statements were adjusted to reflect the stock split on a retroactive basis.

(7)	Employee Benefit Plans

The Company maintains a 401(k) defined contribution plan for the benefit of its employees. The Company’s obligation for contributions under the 401(k) plan is limited to each participant’s contribution but not more than 3% of the participant’s compensation. Discretionary Company contributions are allowed under the plan. Contributions to the plan in the years ended December 31, 2005, 2004 and 2003 were approximately $1,284, $1,232 and $1,019, respectively.

The Company maintains a Supplemental Executive Retirement Plan (“SERP”) for certain executive employees. Benefits vest under the SERP based on age and years of service with 100% vesting obtained at age 55 and 15 years of service. Earlier vesting may occur upon a change in control or other events as defined in the agreement. During 2005, 2004 and 2003, $172, $162 and $170, respectively, were expensed related to the SERP and an additional $513 is expected to be expensed over the next five years of expected service by the respective current employees. During 2004, the Company paid benefits of $1,200 in accordance with the plan. The liability under the SERP plan as of December 31, 2005 and 2004 was $4,229 and $3,882, respectively, and is recorded in “other long-term liabilities” on the consolidated balance sheets. The fair value of the assets in the SERP of $3,609 and $3,435 at December 31, 2005 and 2004, respectively, is recorded in “other assets” in the consolidated balance sheets.

(8)	Commitments

The Company is committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 2005 are as follows:

	Operating	Capital
Years ending December 31,	Leases	Leases
2006	$5,563	$267
2007	5,278	134
2008	4,609	17
2009	3,981	—
2010	1,683	—
Thereafter	575	—

	$21,689	418

Less interest		(23)

Present value of future minimum capital lease payments		$395

Amortization of capital leased assets is included in depreciation expense. Rental expense for cancelable and noncancelable leases was approximately $5,029, $4,508, and $4,400 for the years ended December 31, 2005, 2004 and 2003, respectively.

(9)	Contingencies and Concentrations

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or liquidity.

The Federal False Claims Act allows actions to be brought on the government’s behalf by individuals under the Federal False Claims Act’s qui tam provision. Two qui tam claims were filed against the Company and its former subsidiary, Diabetes Self Care, Inc., alleging possible improper claims for Medicare payments in the pharmacy and supplies business that the Company divested in 2004. The purchaser did not assume liability for any qui tam claim. On March 7, 2006, the Company agreed to settle those actions for a total of $10,000, payable on April 3, 2006 (see Note 2 and Note 12).

The Company’s subsidiary, Facet, currently purchases approximately 80% of the components for its products from one supplier, who has been a supplier to Facet for more than 15 years. Facet is under contract with this supplier through December 31, 2006, with some terms, such as pricing, negotiated on an annual basis. Inability to extend the agreement or to negotiate a new agreement with similar terms could cause an interruption in supply and a possible loss of sales, which would affect operating results adversely.

(10)	Quarterly Financial Information — Unaudited

Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 2005 and 2004.

	Quarter
	Fourth	Third	Second	First
2005:
Revenues	$48,580	$46,266	$44,762	$39,623

Net earnings (loss)
Continuing operations	$1,510	$1,602	$756	$146
Discontinued operations	(2,864)	4,835	4,318	3,660

Total	$(1,354)	$6,437	$5,074	$3,806

Net earnings (loss) per diluted common share
Continuing operations	$0.07	$0.07	$0.04	$0.01
Discontinued operations	(0.13)	0.23	0.23	0.21

Total	$(0.06)	$0.30	$0.27	$0.22

2004:

Revenues	$38,462	$37,998	$36,271	$32,356

Net earnings (loss)
Continuing operations	$(534)	$(350)	$(15,650)	$(3,543)
Discontinued operations	2,100	3,643	36,927	4,473

Total	$1,566	$3,293	$21,277	$930

Net earnings (loss) per diluted common share
Continuing operations	$(0.03)	$(0.02)	$(1.01)	$(0.23)
Discontinued operations	0.13	0.23	2.39	0.29

Total	$0.10	$0.21	$1.38	$0.06

The sum of the four quarterly net earnings (loss) per diluted common share amounts may not equal the annual amount reflected on the consolidated statements of operations due to the timing of quarterly net earnings (loss) and rounding.

(11)	Business Segment Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in accessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single segment if the businesses have similar economic characteristics and are considered similar under the criteria established by SFAS No. 131.

During the fourth quarter of 2005, the Company made the strategic decisions to (i) discontinue the operations of Facet, the Company’s diabetes product design, development, assembly business, and Foreign Diabetes, the Company’s diabetes service operation in Germany (see Note 2), and (ii) acquire CorSolutions Medical, Inc. (“CorSolutions”), a disease management, health and wellness and productivity enhancement organization (see Note 12). As a result of these decisions, the Company re-evaluated its reportable segments and combined its operating segments into one reportable segment. The operating segments have similar characteristics, have similar types of customers, operate in a consistent manner and have similar economic and regulatory characteristics.

The Company’s continuing operations provides services to self-insured employers, private and government sponsored health plans, pharmaceutical companies, administrative services only customers and patients. The Company’s health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs. The services provided include wellness programs that address issues such as smoking cessation, weight loss, exercise, healthier diet, stress relief, healthy aging, and productivity enhancement; disease and condition management programs that include programs for diabetes, cardiovascular diseases, respiratory disorders, end-stage renal disorder, depression, chronic pain, hepatitis C, cancer and high-risk pregnancies; and an informatics business that involves the aggregation and analysis of data to enable our customers to better manage health related costs and further improve outcomes.

During the year ended December 31, 2003, revenues from a single health plan client represented approximately 10% of consolidated net revenues. No single customer accounted for more than 10% of consolidated net revenues in 2005 or 2004.

(12)	Subsequent Events

Acquisition. On January 19, 2006, the Company completed its acquisition of CorSolutions pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 14, 2005, by and among Matria, Coral Acquisition Corp. (“Merger Sub”), an indirect wholly owned subsidiary of Matria, and CorSolutions. CorSolutions is a leading provider of disease management services to employers, health plans and government-sponsored healthcare programs. The acquisition is a part of the Company’s strategic decision to expand its services and technology to create a comprehensive integrated suite of services offerings.

In the Merger, all outstanding capital stock and options and warrants to purchase capital stock of CorSolutions were converted into the right to receive a pro rata portion of the initial merger consideration, which was approximately $445,000, excluding acquired cash. Of this amount, $20,300 will be held in escrow (the “Escrow Amount”) for a period of up to 24 months to satisfy any potential indemnification claims which may be made by Matria under the terms of the Merger Agreement. Except as to certain specified matters, Matria will only be permitted to recover damages from the Escrow Amount if such damages exceed $4,500.

The Company funded the Merger with the proceeds of term loans and revolving credit loans as described below under “Long-Term Debt.”

The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the effective date of acquisition. The Company will determine the estimated fair values based on independent valuations, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill. It was not practicable for the Company to complete this purchase price allocation prior to the filing of this Form 10-K.

Long Term Debt. On January 19, 2006, in conjunction with the acquisition of CorSolutions, the Company closed a new credit facility (the “New Credit Facilities”) with a bank, as administrative agent and collateral agent, and the lenders from time to time party thereto. The New Credit Facilities provide for borrowings of up to an aggregate of $485,000, which includes both term loans and a revolving credit facility and is comprised of a First Lien Credit Facility and a Second Lien Credit Facility. The New Credit Facilities replaced the Company’s existing revolving credit facility.

The First Lien Credit Facility consists of a $245,000 Term Loan B facility (the “Term B Facility”), a $125,000 Term Loan C facility (the “Term C Facility”), and a $30,000 revolving credit facility (the “Revolving Credit Facility”). The maturity date for the Term B Facility is January 19, 2012; the maturity date for the Term C Facility is January 19, 2007, and the maturity date for the Revolving Credit Facility is January 19, 2011. Amounts borrowed under the Term B Facility and the Term C Facility accrue interest at a fixed spread over the Eurodollar Rate or the prime rate, at the Company’s option. Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over the Eurodollar Rate or the prime rate, at the Company’s option, with the applicable spread determined by reference to Matria’s consolidated leverage ratio, as described in the Credit Agreement.

The Second Lien Credit Facility consists of an $85,000 second lien term loan facility. The maturity date for the Second Lien Credit Facility is July 19, 2012. Amounts borrowed under the Second Lien Credit Facility accrue interest at a fixed spread over the Eurodollar Rate or the prime rate, at the Company’s option.

The Credit Agreement and the Term Loan Agreement are collectively referred to herein as the “Facility Agreements.” Amounts borrowed under the New Credit Facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of the subsidiaries of the Company. Amounts borrowed under the First Lien Credit Facility are secured by a first priority lien on substantially all of the assets of the Company and the subsidiary guarantors, and amounts borrowed under the Second Lien Credit Facility are secured by a second priority lien on such assets.
The Facility Agreements contain various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in both of the Facility Agreements include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. The Credit Agreement also contains a consolidated first lien leverage ratio.
The Facility Agreements also contain customary events of default, including, without limitation, events of default arising out of nonpayment of principal, interest, or fees; material misrepresentations; default in the performance of any negative or financial covenant; default in the performance of any other term or covenant if uncured for 30 days; bankruptcy or insolvency; unstayed judgments; or cross-defaults to monetary default of other indebtedness. If an event of default occurs, the lenders may terminate the commitment to make revolving credit loans under the Credit Agreement and declare the amounts outstanding under the New Credit Facilities, including all principal, accrued interest and unpaid fees, payable immediately.
On February 2, 2006, the Company entered into a First Amendment to the Credit Agreement and a First Amendment to the Term Loan Agreement. Among other things, these amendments provided for an additional $20,000 of Term B Loans under the Credit Agreement, the proceeds of which were used to in their entirety to repay loans outstanding under the Second Lien Credit Facility. After giving effect to these additional Term B Loans and repayment of amounts outstanding under the Second Lien Credit Facility, the total amount of Term B Loans then outstanding was $265,000, and the total amount of term loans outstanding under the Second Lien Credit Facility was $65,000. The First Amendment to the Credit Agreement also provided for a modification of the interest rate applicable to the Term B Loans and the Term C Loans. The fixed spread over the Eurodollar Interest Rate applicable to amounts borrowed under the Term B Facility and Term C Facility was replaced with a variable spread over such Eurodollar Rate, with the applicable spread determined by the Company’s consolidated leverage ratio.
As of February 28, 2006, the outstanding balance under the new credit facilities was $455,000. The Company will use the proceeds from the sales of Facet and Foreign Diabetes to repay a portion of this debt, as required by certain terms of the new credit facilities.
Derivative Financial Instruments. Effective February 22, 2006, the Company entered into an interest rate swap agreement with a bank involving $100,000 of the New Credit Facilities noted above. Under this arrangement, the bank is obligated to pay the Company quarterly beginning on May 22, 2006, a variable rate of interest based on the three-month LIBOR rate. The Company is obligated to pay the bank quarterly beginning on May 22, 2006, a 5.065% fixed rate of interest. The agreement terminates on February 22, 2008.
Contingences and Concentrations. We previously disclosed that two qui tam actions had been filed against the Company and its former subsidiary, Diabetes Self Care, Inc., alleging improper claims for Medicare payments by the pharmacy and supplies business that the Company divested in 2004. On March 7, 2006, the Company agreed to settle those actions for a total of $10,000 payable on April 3, 2006. This charge was included in earnings from discontinued operations for the year ended December 31, 2005.