Form 10-Q
period 2006-03-31
MATRIA HEALTHCARE INC
filed 2006-05-10
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 0-20619
MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2091331
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Parkway Place
Marietta, Georgia 30067	(770) 767-4500
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑            No ☐
The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, as of May 1, 2006, was 20,971,799.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$19,505	$22,758
Restricted cash	1,820	550
Trade accounts receivable, less allowances of $3,570 and $3,886 at March 31, 2006 and December 31, 2005, respectively	52,013	33,996
Assets held for sale	136,148	132,455
Prepaid expenses and other current assets	8,933	6,588
Deferred income taxes	13,030	8,629

Total current assets	231,449	204,976

Property and equipment, net	37,348	26,430
Goodwill, net	456,008	69,248
Other intangibles, net	61,249	6,935
Deferred income taxes	17,406	10,666
Other assets	15,517	4,952

	$818,977	$323,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, principally trade	$9,706	$10,702
Current installments of long-term debt	175,437	1,021
Liabilities related to assets held for sale and other discontinued operations	34,170	31,042
Unearned revenues	13,950	7,205
Accrued liabilities	30,676	13,412

Total current liabilities	263,939	63,382
Long-term debt, excluding current installments	281,257	2,099
Other long-term liabilities	13,959	5,788

Total liabilities	559,155	71,269

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000 shares; none outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 20,901 and 20,832 at March 31, 2006 and December 31, 2005, respectively	209	208
Additional paid-in capital	403,054	400,488
Accumulated deficit	(144,103)	(149,026)
Accumulated other comprehensive earnings	662	268

Total shareholders’ equity	259,822	251,938

	$818,977	$323,207

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$80,906	$39,623

Cost of revenues	26,271	15,771
Selling and administrative expenses	39,960	21,723
Provision for doubtful accounts	852	831
Amortization of intangible assets	1,786	—

Total costs and operating expenses	68,869	38,325

Operating earnings from continuing operations	12,037	1,298

Interest income	378	232
Interest expense	(6,572)	(1,239)
Other income (expense), net	105	(46)

Earnings from continuing operations before income taxes	5,948	245

Income tax expense	(2,532)	(99)

Earnings from continuing operations	3,416	146
Earnings from discontinued operations, net of income taxes	1,507	3,660

Net earnings	$4,923	$3,806

Net earnings per common share:
Basic:
Continuing operations	$0.16	$0.01
Discontinued operations	0.08	0.23

	$0.24	$0.24

Diluted:
Continuing operations	$0.16	$0.01
Discontinued operations	0.07	0.21

	$0.23	$0.22

Weighted average shares outstanding:
Basic	20,869	15,943

Diluted	21,661	17,021

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$4,923	$3,806
Less earnings from discontinued operations, net of income taxes	(1,507)	(3,660)

Earnings from continuing operations	3,416	146
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization (including debt discount and expenses)	5,018	1,487
Provision for doubtful accounts	852	831
Deferred income taxes	2,532	1,058
Share-based compensation	1,451	—
Imputed interest on acquisition consideration	1,747	—
Other	—	143
Changes in assets and liabilities:
Trade accounts receivable	(4,664)	(2,817)
Prepaid expenses and other current assets	2,191	(13)
Noncurrent assets	(94)	(213)
Accounts payable	(4,445)	(674)
Accrued and other liabilities	(18,748)	197

Net cash provided by (used in) continuing operations	(10,744)	145
Net cash provided by discontinued operations	1,597	1,291

Net cash provided by (used in) operating activities	(9,147)	1,436

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,886)	(2,582)
Purchases of property and equipment related to discontinued operations	(159)	(635)
Acquisition of business, net of cash acquired	(434,727)	—
Increase in restricted cash	(216)	—

Net cash used in investing activities	(437,988)	(3,217)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt, net of transaction costs	443,977	—
Principal repayments of long-term debt	(1,304)	(619)
Proceeds from issuance of common stock	1,115	2,368

Net cash provided by financing activities	443,788	1,749

Effect of exchange rate changes on cash and cash equivalents	94	(129)

Net decrease in cash and cash equivalents	(3,253)	(161)
Cash and cash equivalents at beginning of year	22,758	35,317

Cash and cash equivalents at end of period	$19,505	$35,156

Supplemental disclosure of cash paid for:
Interest	$5,246	$134

Income taxes	$1,015	$706

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)
1. General
     The consolidated condensed financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 are unaudited. The consolidated condensed balance sheet as of December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The results for the three months ended March 31, 2006, are not necessarily indicative of the results for the full year ending December 31, 2006.
     The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. (“Matria” or the “Company”) for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.
2. Restricted Cash
     Restricted cash consists of funds designated for a particular use and not available for current operations. The Company had $1,820 and $550 of restricted funds at March 31, 2006 and December 31, 2005, respectively, for amounts held in escrow related to customer contracts and as collateral for insurance policies. Funds are held in interest-bearing investment accounts or certificates of deposit that coincide with insurance policy termination dates.
3. Recently Adopted Accounting Standards
     Share-Based Payment. On January 1, 2006, we adopted Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated condensed statement of operations.
     We adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated condensed financial statements as of March 31, 2006, and for the first quarter of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated condensed financial statements for the prior period presented has not been restated to reflect, and does not include, the impact of SFAS 123(R).
     Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated condensed statement of operations during the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of

December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Since share-based compensation expense recognized in the consolidated condensed statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.
4. Acquisitions
     CorSolutions Medical, Inc. On January 19, 2006, Matria completed its acquisition of CorSolutions Medical, Inc., a Delaware corporation (“CorSolutions”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 14, 2005, by and among Matria, Coral Acquisition Corp. (“Merger Sub”), an indirect wholly owned subsidiary of Matria, and CorSolutions. CorSolutions is a leading provider of disease management services to employers, health plans and government-sponsored healthcare programs.
     Pursuant to the Merger Agreement, Merger Sub merged with and into CorSolutions (the “Merger”), with CorSolutions continuing as the surviving corporation and an indirect wholly owned subsidiary of Matria. In the Merger, all outstanding capital stock, together with options and warrants to purchase capital stock of CorSolutions, were converted into the right to receive a pro rata portion of the initial merger consideration, which approximated $470,758. Of this amount, $20,300 will be held in escrow for a period of up to 24 months to satisfy any potential indemnification claims, subject to certain limitations, which may be made by Matria under the terms of the Merger Agreement.
     Matria funded the Merger with the proceeds of term loans and revolving credit loans pursuant to a credit agreement with Bank of America, N.A., as administrative agent and collateral agent, as amended, (the “First Lien Credit Facility”), and with the proceeds of a second lien term loan facility pursuant to a term loan agreement, with Bank of America, N.A., as administrative agent and collateral agent, as amended, (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “New Credit Facilities”). See Note 7.
     The effective date of the acquisition for accounting purposes was January 1, 2006. Accordingly, the results of CorSolutions are included in the consolidated condensed financial statements from January 1, 2006.
     The total preliminary purchase price, excluding cash acquired, was $432,980, which was determined as follows:

Purchase price consideration, excluding cash acquired	$429,473
Acquisition-related transaction costs	5,254
Imputed interest from January 1, 2006 through January 19, 2006	(1,747)

Total preliminary purchase price	$432,980

     In accordance with SFAS No. 141, Business Combinations, the Company increased interest expense and reduced the cost of CorSolutions by approximately $1,747. As the operations of CorSolutions are included in the consolidated condensed statements of operations effective January 1, 2006, and the consideration was not delivered until January 19, 2006, this adjustment represents the amount of interest on the debt imputed during the interim period.

     Under business combination accounting, the total preliminary purchase price is allocated to CorSolutions’ net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets is recorded as goodwill. The preliminary allocation of the purchase price used in the consolidated condensed financial statements is based upon a preliminary valuation. The estimated fair values of certain assets and liabilities have been determined with the assistance of an independent third-party valuation firm and such firm’s preliminary work. The Company’s estimates and assumptions are subject to change upon the finalization of the valuation. The primary areas of the purchase price allocation, which are not yet finalized, relate to identifiable intangible assets and goodwill, the fair value of unearned revenues, the fair value of consulting contract obligations assumed and the deferred tax assets and liabilities. The allocation of purchase price is subject to revision. The Company expects to complete the purchase price allocation by December 31, 2006.
     The following table summarizes the preliminary fair value of the assets and liabilities assumed at the date of acquisition.
Preliminary purchase price allocation (excluding cash acquired):

Accounts receivable, net	$14,205
Other current assets	5,591
Property and equipment	10,400
Other long-term assets	198
Net deferred tax asset	14,044
Amortizable intangible assets	56,100
Goodwill	374,724
Accounts payable	(3,449)
Other accrued expenses	(34,684)
Unearned revenue	(4,149)

Total preliminary purchase price allocation	$432,980

     The components of the amortizable intangible assets are as follows:

	Preliminary	Useful
	Fair	Life
	Value	(Years)
Customer contracts	$46,900	10
Developed technology	7,700	7
Tradename	1,500	7

	$56,100

     Anticipated amortization expense will approximate $6,004 for each of the next five years.

     The following unaudited pro forma results of operations for the three-month period ended March 31, 2005, have been prepared as if the acquisition of CorSolutions had occurred at January 1, 2005.

	Three Months
	Ended
	March 31,
	2005
Revenues	$65,908
Operating earnings from continuing operations	$4,806	(a)(b)
Loss from continuing operations	$(4,299	)(a)(b)(c)
Net earnings from continuing operations per share:
Basic	$(0.27)

Diluted	$(0.27)

(a)	Adjusted to decrease the depreciation expense resulting from the difference between the preliminary estimate of the fair value and the historical amount of CorSolutions’ property and equipment.

(b)	Adjusted to reflect the increase in amortization expense resulting from the preliminary estimate of the fair value of amortizable intangible assets.

(c)	Adjusted to reflect the interest and amortization expense resulting from the issuance of debt and related underwriting fees.
     Other Acquisitions. In connection with Matria’s acquisitions of WinningHabits, Inc. (“WinningHabits”) on October 1, 2005, and Miavita LLC (“Miavita”) on April 1, 2005, the Company is required to pay additional consideration in future periods, based upon the financial performance of these businesses.
     Management currently estimates that the additional consideration pursuant to the terms of the earnout agreement for the WinningHabits acquisition could be between $20 million and $40 million, although the amount could be more or less depending on the 2006 performance of WinningHabits. The additional consideration payable, based on the financial performance of WinningHabits for the three months ended March 31, 2006, was $10,046, which is included in “accrued liabilities” on the consolidated condensed balance sheets. The final amount for WinningHabits will be payable in 2007. Also included in accrued liabilities is $1,990 for additional consideration for the first earnout period pursuant to the terms of the earnout agreement for the Miavita acquisition. This amount will be paid in the second quarter of 2006. Additional consideration for the Miavita acquisition is not currently determinable.
     Goodwill was increased by $12,036 at March 31, 2006, for the additional consideration payable under the earnout agreements noted above.
5. Comprehensive Earnings
     Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and net unrealized gains on derivative instruments. Comprehensive earnings for the three-month periods ended March 31, 2006 and 2005, were $5,317 and $3,225, respectively.
6. Share -Based Compensation
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
     During 2005, the Board of Directors of the Company amended and restated the 2004 Stock Incentive Plan to increase the number of shares available for issuance to 1,610,000. The plan was also renamed the Long-Term Stock Incentive Plan and is available for employees, officers, independent contractors and consultants of the Company. The Long-Term Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. The Long-Term Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 150 shares. The term of each incentive stock option is ten years from the date of grant, and five years in the case of an incentive stock option granted to a person possessing more than ten percent of the combined voting power of the Company or an affiliate. The options are exercisable based on established performance goals and are fully vested at three years.
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
Implementation of SFAS 123(R)
     Prior to January 1, 2006, the Company accounted for its stock compensation arrangements using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations.

     The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the estimated grant date fair value method required for pro forma disclosure under SFAS 123 (the Black-Scholes option-pricing model) were in effect for expense recognition purposes, as adjusted for estimated forfeitures. For share-based awards granted after December 31, 2005, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option-pricing model. The Company has recognized compensation expense using a straight-line amortization method. The impact on our results of operations of recording share-based compensation for the three-month period ended March 31, 2006, was $1,451, which is included in “selling and administrative expenses” on the consolidated condensed statements of operations.
     Cash received from option exercises under all share-based payment arrangements for the three-month periods ended March 31, 2006 and 2005, was $1,115 and $2,368, respectively. The total income tax benefit recognized in the consolidated condensed statement of operations for share-based compensation costs was $410 for the three-month period ended March 31, 2006.
     Valuation Assumptions. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for each respective period:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rates	4.67%	4.13%
Expective lives (in years)	4	5
Dividend yield	0%	0%
Expected volatility	58%	72%
     The Company’s computation of expected volatility for the first quarter of 2006 is based on historical daily volatility. Prior to 2006, the Company’s computation of expected volatility was based on historical monthly volatility. The Company’s computations of expected lives in 2006 and 2005 were determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
     Summarized information about stock options outstanding and exercisable at March 31, 2006, is as follows:

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2006	2,790,000	$20.19
Granted	85,000	40.33
Exercised	(75,000)	15.25
Forfeited/expired/cancelled	(164,000)	23.16

Outstanding at March 31, 2006	2,636,000	$20.80	7.6	$45,456

Options exercisable at March 31, 2006	1,097,000	$12.62	5.9	$27,803

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R). Share-based compensation for the three months ended March 31, 2005, was determined using the intrinsic value method under APB Opinion No. 25. The following table provides supplemental information for the three months ended March 31, 2005 as if share-based compensation had been computed under SFAS 123. Previously reported amounts have not been restated.

Three Months
Ended
March 31,
2005
Income from continuing operations, as reported	$146
Deduct: Share-based compensation, net of tax effects	(322)

Pro forma income from continuing operations	$(176)

Earnings per share from continuing operations:
Basic — as reported	$0.01

Basic — pro forma	$(0.01)

Diluted — as reported	$0.01

Diluted — pro forma	$(0.01)

7. Long-Term Debt
     On January 19, 2006, in conjunction with the acquisition of CorSolutions, the Company entered into the New Credit Facilities with a bank, as administrative agent and collateral agent. The New Credit Facilities, as amended, provide for borrowings of up to an aggregate of $485,000 and are structured to include both term loans and a revolving credit facility. The New Credit Facilities are divided between a First Lien Credit Facility and a Second Lien Credit Facility and replaced the Company’s previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination.
     The New Credit Facilities consist of the following:

			Interest
			Rate at
			March 31,
Loan	Amount	Interest	2006	Maturity Date
First Lien Credit Facility
Term Loan B Facility	$265,000	LIBOR plus 2.25% (a)	6.92%	January 19, 2012
Term Loan C Facility	$125,000	LIBOR plus 2.25% (a)	7.02%	January 19, 2007
Revolving Credit Facility	$30,000	(b )	(b )	January 19, 2011
Second Lien Credit Facility
Term Loan Facility	$65,000	LIBOR plus 6.75%	11.52%	January 19, 2012

(a)	Amounts borrowed under the Term Loan B Facility and the Term Loan C Facility accrue interest at a variable spread over the Eurodollar Rate, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the credit agreement.

(b)	Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over the Eurodollar Rate or the prime rate, at the Company’s option, with the applicable spread determined by reference to Matria’s consolidated leverage ratio, as described in the credit agreement. There were no amounts outstanding under the Revolving Credit Facility at March 31, 2006.
     Amounts borrowed under the New Credit Facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of the domestic subsidiaries of the Company. Amounts borrowed under the First Lien Credit Facility are secured by a first priority lien on substantially all of the assets of the Company and the subsidiary guarantors, and amounts borrowed under the Second Lien Credit Facility are secured by a second priority lien on such assets.
     The New Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in both of the facility agreements include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. The New Credit Facilities also contain a consolidated first lien leverage ratio. At March 31, 2006, the Company was in compliance with covenants of the New Credit Facilities.
     The Company’s proceeds from the New Credit Facilities to fund the CorSolutions acquisition were $443,977, net of debt issuance costs of $11,023. As of March 31, 2006, the outstanding balance under the New Credit Facilities was $454,338. The Company will use the proceeds from the anticipated sales of Facet and Foreign Diabetes to repay a portion of this debt, as required by certain terms of the New Credit Facilities.
8. Derivative Financial Instruments
     In February 2006, the Company entered into an interest rate swap agreement to hedge exposure to fluctuations in interest rates related to the New Credit Facilities. The agreement has the economic effect of converting $100,000 of floating rate debt under the New Credit Facilities to fixed rate debt. Under the terms of the agreement, the Company will pay a bank a fixed rate of 5.065% and the bank will pay the Company a floating rate based on three-month LIBOR (4.77% at March 31, 2006).
     On the date the derivative contract was entered into, the Company designated the derivative as a hedge of the variability of cash flow to be paid (“cash flow” hedge). Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows. The Company reflected interest rate swap agreement on the consolidated condensed balance sheet at fair value ($126 at March 31, 2006), which was based upon the estimated amount required to settle the agreement taking into account interest rates at March 31, 2006. For the three month period ended March 31, 2006, the Company recognized a net loss of $29 from the cash flow hedge, which is included in “interest expense” in the consolidated condensed statements of operations. Because the hedge is considered to be highly effective, this loss is attributable to the portion of the change in the fair value excluded from the assessment of the effectiveness of the hedge.
9. Discontinued Operations
     During the fourth quarter of 2005, the Company made the strategic decision to divest the operations of Facet Technologies, LLC (“Facet”) and our foreign diabetes services business in Germany (“Foreign Diabetes”). As a result, the accompanying consolidated condensed financial statements reflect the operations of these divisions as discontinued operations for all periods presented. In addition, the assets and liabilities of these businesses have been reclassified as “assets held for sale” and “liabilities related to assets held for sale and other discontinued operations” in the consolidated condensed balance sheets at March 31, 2006 and December 31, 2005.
     On June 30, 2004, the Company discontinued the operations of its direct-to-consumer laboratory business and completed the sale of substantially all of the assets of its direct-to-consumer diabetic and respiratory supplies business. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. In December 2005, the Company recorded a liability of $10,000 for the settlement of the qui tam claim filed against the Company and this business. The purchaser did not assume liability for the qui tam claim. This settlement, along with other remaining liabilities related to the sale, is reflected in “liabilities related to assets held for sale and other discontinued operations” on the consolidated condensed balance sheets at March 31, 2006, and December 31, 2005. A reconciliation of the accrued liability balance follows.

	Balance			Balance
	December 31,			March 31,
Type of Charge	2005	Additions	Payments	2006
Contractual obligations	$500	$—	$(37)	$463
Qui tam settlement cost	10,000	—	—	10,000
Other accruals	50	—	(5)	45

Total	$10,550	$—	$(43)	$10,508

     The qui tam settlement was paid on April 3, 2006 (see Note 10). The Company estimates remaining payments on the above liabilities to be paid in 2006.
     The operating results of discontinued operations are as follows:

	Three Months Ended
	March 31,
	2006	2005
Revenues	$34,564	$38,027

Earnings from discontinued operations before income tax expense	$2,582	$6,133
Income tax expense	(1,075)	(2,473)

Earnings from discontinued operations	$1,507	$3,660

     Earnings from discontinued operations before income tax expense for the three months ended March 31, 2006, include a charge of $3,522 for interest expense and deferred financing fees related to the New Credit Facilities. This amount was allocated in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. EITF Issue 87-24 states that interest on debt that must be repaid when the disposal of discontinued operations occurs be allocated to discontinued operations. Under the terms of the New Credit Facilities, the Company must use proceeds from the sales of Facet and Foreign Diabetes to repay a portion of the debt.
     The components of “assets held for sale” and “liabilities related to assets held for sale and other discontinued operations” are as follows:

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$5,834	$2,716
Accounts receivable, net	19,672	22,575
Inventories	25,786	22,395
Property and equipment, net	3,424	3,259
Goodwill and intangible assets, net	80,400	80,248
Other	1,032	1,262

Assets held for sale	136,148	132,455

Accounts payable	20,207	17,013
Qui tam settlement cost and other contractual obligations	10,508	10,550
Accrued and other liabilities	3,455	3,479

Liabilities related to assets held for sale and other discontinued operations	$34,170	$31,042

10. Subsequent Event
      Payment of Settlement. On April 3, 2006, the Company paid a total of $10,000 as settlement of the qui tam claims filed against the Company and its former subsidiary, Diabetes Self Care, Inc., which the Company divested in 2004. The purchaser did not assume liability for the qui tam claim.
      Derivative Financial Instrument. Effective May 5, 2006, the Company entered into an interest rate swap agreement with a bank involving $100,000 under the New Credit Facilities. Under this arrangement, the bank is obligated to pay the Company quarterly beginning June 30, 2006, a variable rate of interest based on the three-month LIBOR rate. The Company is obligated to pay the bank quarterly beginning June 30, 2006, a 5.35% fixed rate of interest. The agreement terminates on May 8, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the other financial information in this Report and the consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Commission” or “SEC”). The discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in the Annual Report. The historical results of operations are not necessarily indicative of future results.
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
     Our disease and condition management programs focus on the most costly medical conditions including, without limitation, diabetes, cardiovascular diseases, respiratory disorders, depression, chronic pain, hepatitis C, cancer and high-risk pregnancies. We assist individuals to better manage their conditions by increasing their knowledge about their illnesses or conditions, potential complications and the importance of medication and treatment plan compliance. Depending on acuity, our specialized nurses proactively contact patients to monitor their progress and ensure they are following the plan of care set by their physician.
     Our informatics business involves the aggregation and analysis of data to enable our customers to better manage health-related costs and further improve outcomes.
Acquisitions and Dispositions
     On January 19, 2006, we completed the acquisition of CorSolutions Medical, Inc. (“CorSolutions”), a disease management, health and wellness and productivity enhancement organization. The results of CorSolutions are included in our results of operations effective January 1, 2006.
     On October 1, 2005, we completed the acquisition of WinningHabits, Inc., a premier provider of corporate wellness programs. The results of operations of WinningHabits are included in our results effective October 1, 2005.
     On April 1, 2005, we completed the acquisition of the business and assets of Miavita LLC, a leading provider of on-line health and wellness programs. Results of operations of this business have been included in our results effective April 1, 2005.

     During the fourth quarter of 2005, we made the strategic decision to divest Facet Technologies LLC (“Facet”) and our foreign diabetes service operations in Germany (“Foreign Diabetes”). In the accompanying consolidated condensed financial statements, the assets and liabilities of these business units are reclassified as assets held for sale and liabilities related to assets held for sale and other discontinued operations, respectively, and their results of operations are included in discontinued operations for all periods presented.
Results of Operations
     The following table summarizes key components in our financial statements for continuing operations expressed as a percentage of revenues.

	Three Months Ended
	March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	32.5%	39.8%
Gross margin	67.5%	60.2%
Selling and administrative expenses	49.4%	54.8%
Provision for doubtful accounts	1.1%	2.1%
Amortization of intangible assets	2.2%	—
Interest expense, net	7.7%	2.5%
Other income (expense), net	0.1%	(0.1%)
Earnings from continuing operations before income taxes	7.4%	0.6%
Income tax expense	3.1%	0.2%
Earnings from continuing operations	4.2%	0.4%
     Revenues from continuing operations increased by $41.3 million, or 104.2%, to $80.9 million for the three months ended March 31, 2006, from $39.6 million in the same period in 2005. Excluding maternity management program revenues, disease and condition management program revenues including wellness program revenues, increased $40.0 million, or 258.7%, to $55.5 million for the three months ended March 31, 2006. This increase was due primarily to the acquisitions of CorSolutions effective January 1, 2006, Miavita on April 1, 2005, and Winning Habits on October 1, 2005. Wellness program revenues were $4.5 million for the first three months ending March 31, 2006. The increase in revenues is also due to new and expanded accounts implemented in 2005 and 2006. Maternity management program revenues increased $1.2 million, or 5.1%, to $25.4 million for the three months ended March 31, 2006. This increase was due to an increase in the days of service, continued revenue growth for programs added to our service offerings in 2004, as well as an increase in the disease management portion of our maternity management programs.
     Cost of revenues as a percentage of revenues decreased to 32.5% for the three months ended March 31, 2006, from 39.8% for the same period in 2005. This decrease was primarily due to the growth in the disease and condition management and wellness program revenues and improved margins from these programs resulting from the leveraging impact of higher revenues.
     Selling and administrative expenses increased $18.2 million to $40.0 million in the first three months of 2006, compared to $21.7 million in the same period of 2005. We incurred increased costs as a result of our 2005 and 2006 acquisitions, primarily for salaries and other personnel related expenses and increased depreciation and amortization expenses related to our technology investments. Also included in our 2006 expense is approximately $1.5 million of share- based compensation we recorded pursuant to the adoption of Statement of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). As a percentage of revenues, selling and administrative expenses decreased to 49.4% in 2006, compared to 54.8% in 2005, primarily due to the leveraging impact of higher revenues in 2006.

     The provision for doubtful accounts as a percentage of revenues was 1.1% for the three months ended March 31, 2006, compared to 2.1% for the same period in 2005. The percentage decrease is a result of the leveraging impact of higher revenues from our acquisitions, which have had relatively low bad debt experience. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.
     We recorded $1.8 million of expense in 2006 from the amortization of intangible assets we acquired in our 2006 and 2005 acquisitions.
     Interest expense, net, increased $5.2 million to $6.2 million in 2006, from $1.0 million in 2005. This increase was primarily the result of the new credit facilities we entered into in January 2006 in conjunction with our acquisition of CorSolutions (discussed below in “Financing Activities” under “Liquidity and Capital Resources”). In the first quarter of 2006, we allocated $3.5 million of interest expense and amortization expense of deferred financing fees related to the new credit facilities to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. EITF Issue 87-24 states that interest on debt that must be repaid when the disposal of discontinued operations occurs be allocated to discontinued operations. Under the terms of the new credit facilities, we must use proceeds from the sales of Facet and Foreign Diabetes to repay a portion of the debt. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 9.30% and 5.91% for the three months ended March 31, 2006 and 2005, respectively.
     Income tax expense for the three months ended March 31, 2006, reflected a higher effective tax rate than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for continuing and discontinued operations in 2006 and 2005, were $1.0 million and $706,000, respectively, comprised of foreign, federal alternative minimum taxes and state income taxes. As of December 31, 2005, our remaining net operating losses of $52.7 million, the tax effect of which are reflected on the balance sheet as a deferred tax asset, will be available to offset future taxable income.
     Earnings from discontinued operations include the operations of Facet and Foreign Diabetes (which we made the decision to divest in 2005), our domestic direct to consumer pharmacy and supplies business (sold on June 30, 2004), and our lab business (discontinued in June 2004). Earnings from discontinued operations of $1.5 million, net of tax, in 2006 compared to $3.7 million for the same period in 2005. Earnings from discontinued operations in 2006 include a pre-tax charge of $3.5 million for the allocation of interest expense and deferred financing fees related to the new credit facilities as described above.
Liquidity and Capital Resources
Operating Activities
     As of March 31, 2006, we had cash and cash equivalents of $19.5 million. Net cash used in continuing operations was $10.7 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of $145,000 in the comparable three-month period of 2005. This decrease was due primarily to decreases in accrued and other liabilities related primarily to the payment of transaction- related expenses incurred in the CorSolutions acquisition, a decrease in accounts payable and an increase in accounts receivable due to the revenue growth of the Company. Cash flows from discontinued operations were $1.6 million and $1.3 million for the three month periods ended March 31, 2006 and 2005, respectively. Our accounts receivable days’ sales outstanding, or DSO, were 58 days and 63 days at March 31, 2006, and December 31, 2005, respectively.

Investing Activities
      Net cash used in investing activities totaled $438.0 million for the three months ended March 31, 2006, compared to net cash used of $3.2 million for the same period in 2005.
      On January 19, 2006, we completed the acquisition of CorSolutions for a cash payment of $434.7 million, net of cash acquired, with potential additional amounts to be paid under an earnout agreement. Results of operations of this business have been included in our consolidated results of operations effective January 1, 2005.
      The Company had an increase in restricted cash during the three-months ended March 31, 2006, due to increased amounts held in escrow for customer contracts.
      Capital expenditures for continuing operations for the three-month periods ended March 31, 2006 and 2005, totaled $2.9 million and $2.6 million, respectively, related primarily to the replacement and enhancement of computer information systems and to the replacement of medical devices used in our maternity management programs. We expect to expend a total of approximately $10 million to $15 million for capital items in 2006, including capital expenditures made in the first quarter.
Financing Activities
      Net cash provided by financing activities was $443.8 million for the three months ended March 31, 2006, compared to $1.7 million for the same period in 2005.
      On January 19, 2006, we funded the acquisition of CorSolutions with the proceeds from term loans and revolving credit loans pursuant to a credit agreement and a second lien term loan facility with a bank, as administrative agent and collateral agent, as amended (the “New Credit Facilities”). The New Credit Facilities, as amended, provide for borrowings of up to an aggregate of $485 million and are divided between a First Lien Credit Facility and a Second Lien Credit Facility. The New Credit Facilities replaced our previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination.
      The New Credit Facilities consisted the following:

			Interest
			Rate at
			March 31,
Loan	Amount	Interest	2006	Maturity Date
First Lien Credit Facility
Term Loan B Facility	$265 million	LIBOR plus 2.25% (a)	6.92%	January 19, 2012
Term Loan C Facility	$125 million	LIBOR plus 2.25% (a)	7.02%	January 19, 2007
Revolving Credit Facility	$30 million	(b)	(b )	January 19, 2011
Second Lien Credit Facility
Term Loan Facility	$65 million	LIBOR plus 6.75%	11.52%	January 19, 2012

(a)	Amounts borrowed under the Term Loan B Facility and the Term Loan C Facility accrue interest at a variable spread over the Eurodollar Rate, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the credit agreement.

(b)	Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over the Eurodollar Rate or the prime rate, at the Company’s option, with the applicable spread determined by reference to Matria’s consolidated leverage ratio, as described in the credit agreement. There were no amounts outstanding under the Revolving Credit Facility at March 31, 2006.

     Amounts borrowed under the New Credit Facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of our domestic subsidiaries. Amounts borrowed under the First Lien Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiary guarantors, and amounts borrowed under the Second Lien Credit Facility are secured by a second priority lien on such assets.
     The New Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in both of the facility agreements include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. The New Credit Facilities also contain a consolidated first lien leverage ratio. At March 31, 2006, we were in compliance with covenants of the New Credit Facilities.
     Our proceeds from the New Credit Facilities to fund the CorSolutions acquisition were $444 million, net of debt issuance costs of $11.0 million. As of March 31, 2006, the outstanding balance under the New Credit Facilities was $454.3 million. We will use the proceeds from the anticipated sales of Facet and Foreign Diabetes to repay a portion of this debt, as required by certain terms of the New Credit Facilities.
     In February 2006, we entered into an interest rate swap agreement to hedge our exposure to fluctuations in interest rates related to the New Credit Facilities. The swap agreement had the economic effect of converting $100 million of our floating rate debt under the New Credit Facilities to fixed rate debt. Under the terms of the agreement, we will pay a bank a fixed rate of 5.065% and the bank will pay us a floating rate based on three-month LIBOR (4.77% at March 31, 2006). We the reflected interest rate swap agreement on the consolidated condensed balance sheet at fair value ($126,000 at March 31, 2006), which was based upon the estimated amount required to settle the agreement taking into account interest rates at March 31, 2006. For the three- month period ended March 31, 2006, we recognized a net loss of $29,000 from the cash flow hedge, which is included in “interest expense” in the consolidated condensed statements of operations.
     Proceeds were received from participants under our stock purchase and stock option plans totaled $1.1 million and $2.4 million in the first quarter of 2006 and 2005, respectively.
     We believe that our cash, other liquid assets, operating cash flows and new credit facilities, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least the next twelve months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
     We have various contractual obligations that are appropriately recorded as liabilities in our consolidated condensed financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following sets forth our future minimum payments required under contractual obligations as of March 31, 2006:

	Payments Due by Year
	(Amounts in thousands)
	Total	4/06 - 3/07	4/07 - 3/09	4/09 - 3/11	Thereafter

Long-term debt obligations (1)	$456,530	$175,193	$7,300	$67,575	$206,462
Capital lease obligations	332	244	88	—	—
Operating lease obligations	37,334	8,598	15,820	8,293	4,623
Other long-term obligations	5,322	470	2,728	1,131	993
Acquisition obligations	12,036	12,036	—	—	—

Total	$511,554	$196,541	$25,936	$76,999	$212,078

(1)	Does not include interest expense associated with the long-term debt obligations.
     Principal and interest payments of $2.0 million and $27.4 million, respectively, under the New Credit Facilities are payable in the remaining nine months 2006. Interest payments are based upon interest rates in effect at March 31, 2006. Capital expenditures of approximately $10 million to $15 million are estimated in 2006 as we continue to enhance our computer information systems, including capital expenditures made in the first quarter.
     We have restricted funds of $1.8 million as of March 31, 2006, that are used as amounts held in escrow related to customer contracts and as collateral for insurance policies. Funds are held in interest-bearing investment accounts or certificates of deposit.
     As of March 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Other Factors Affecting Liquidity
     In connection with our acquisitions of WinningHabits and Miavita, we are required to pay additional consideration in future periods, based upon the attainment of defined operating objectives of these businesses. In accordance with SFAS No. 141, Business Combinations, we do not accrue contingent consideration obligations prior to the attainment of the objectives. Additionally, any such payments would result in increases in goodwill.
     We currently estimate that the additional consideration pursuant to the terms of our earnout agreement for the WinningHabits acquisition could be between $20 million and $40 million, although the amount could be more or less depending on the 2006 performance of WinningHabits. The additional consideration payable, based on the attainment of the operating objectives for the three months ended March 31, 2006, was $10 million, which is included in “accrued liabilities” on the consolidated condensed balance sheets. The final amount for WinningHabits will be payable in 2007. Also included in accrued liabilities is $2 million for additional consideration for the first earnout period pursuant to the terms of the earnout agreement for the Miavita acquisition. This amount will be paid in the second quarter of 2006 .

Goodwill was increased by $12 million at March 31, 2006, for the additional consideration payable under our earnout agreements with WinningHabits and MiaVita.
     We previously disclosed that two qui tam actions had been filed against the Company and its former subsidiary, Diabetes Self Care, Inc., alleging improper claims for Medicare payments by the pharmacy and supplies business that the Company divested in 2004. On March 7, 2006, the Company agreed to settle those actions for a total of $10 million, which was paid on April 3, 2006. This charge was included in earnings from discontinued operations for the year ended December 31, 2005.
Uncertainties
     We are subject to various legal claims and actions incidental to our business and the businesses of our predecessors, including product liability claims and professional liability claims. We maintain insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) additional suits will not be filed against us in the future, (ii) our prior experience with respect to the disposition of litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices, if at all, for incidents arising or claims made in the future. There are no pending legal or governmental proceedings to which we are a party that we believe would, if adversely resolved, have a material adverse effect on us. For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Our services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service, or (v) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as unearned revenues, which is included in “accrued liabilities” in the consolidated balance sheets. Such amounts are subsequently recognized as revenue as services are performed.
     Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements, or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as unearned revenue, which is included in “accrued liabilities,” in the consolidated balance sheets. If we do not meet performance levels by the end of the operations period under the contract, we are contractually obligated to refund some or all of the at-risk fees. Historically, such adjustments have been immaterial to our financial condition and results of operations.

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
     Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provision of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of March 31, 2006, we reported goodwill and identifiable intangible assets at net carrying amounts of $456.0 million and $61.3 million, respectively. The total of $517.3 million represents approximately 63% of our total assets as of March 31, 2006.
     We review goodwill and identifiable intangibles for impairment annually as of December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we compare the book value of net assets to the fair value of the related reporting units that have goodwill and indefinite life intangibles assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. We estimate the fair values of the reporting units based on the present value of estimated future free cash flows. Based on the evaluation, management concluded that no impairment of recorded goodwill and intangibles existed at December 31, 2005. The approach utilized is dependent on a number of factors, including estimates of future revenues and operating costs, appropriate discount rates and other variables. We based our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates. As of March 31, 2006, there were no changes in circumstances that indicated the goodwill and intangibles carrying values were impaired or may not be recoverable, and, as a result, impairment testing was not required.
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
     The income tax expense for continuing operations was $2.5 million the three-month period ended March 31, 2006, compared to $99,000 for the same period in 2005. Reflected in 2006 and 2005 were various non-deductible permanent differences between tax and financial reporting. As of December 31, 2005, our remaining net operating losses of $52.7 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income liabilities. Based on projections of taxable income in 2006 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.
     Share-Based Payment. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income.
     We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of March 31, 2006, and for the first quarter of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated condensed financial statements for the prior period presented has not been restated to reflect, and does not include, the impact of SFAS 123(R).
     Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated condensed statement of operations during the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As share-based compensation expense recognized in the statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, which contain additional accounting policies and other disclosures required by generally accepted accounting principles.
     Our senior management has discussed the development and selection of our critical accounting estimates, and this disclosure, with the Audit Committee of our Board of Directors.
Recently Issued Accounting Standards
     Our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission, contains a discussion of other recently issued accounting standards and the expected impact on our financial statements.

Forward-Looking Information
     This Form 10-Q, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions, when used in this Form 10-Q and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers; (iii) termination of Facet’s Tri-Party supply agreement with Nipro Corporation and Asahi Polyslider or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s wellness and disease and condition management programs and the Company’s ability to sign and implement new wellness and disease and condition management contracts; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for failure to meet the clinical or cost savings performance criteria under the Company’s disease management contracts or inability to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates; (xix) changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment; (xx) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures; (xxi) higher than anticipated costs of doing business that cannot be passed on to customers; (xxii) pricing pressures; (xxiii) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxiv) inventory obsolescence; (xxv) the outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment; (xxvi) competition for staff; and (xxvii) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk from changes in interest rates on long-term debt and foreign currency exchange rate risk.
     Our primary interest rate risk relates to the New Credit Facilities and our interest rate swap facilities. In February 2006, we entered into an interest rate swap agreement with a $100 million notional amount with the bank under which we will pay the bank a 5.065% fixed rate of interest, and the bank will pay us a floating rate based on three-month LIBOR (4.77% at March 31, 2006). In May 2006, we entered into an additional interest rate swap agreement with the same bank with a $100 million notional amount. Under this second arrangement, we will pay the bank a 5.35% fixed rate of interest, and the bank will pay us a floating rate. The agreements have the economic effect of converting a portion of our floating rate debt to a fixed rate. Based upon agreements and interest rates in effect at March 31, 2006, a hypothetical two percentage point increase in the interest rates for a duration of one year would result in additional interest expense of approximately $4 million.
     In the three months ended March 31, 2006, our operations outside the United States with sales denominated in currencies other than the U.S. dollar (primarily in Germany) are exposed to fluctuations in currency values in the normal course of business. Our operations with such exposure are presented “discontinued operations” in the consolidated condensed statement of operations for all periods presented. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. These receivables and payables are included in “assets held for sale” and “liabilities related to assets held for sale and other discontinued operations” on the consolidated condensed balance sheets. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on our results for 2006 and balances as of March 31, 2006, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $801,000.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.
     Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2006, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.
(b) Changes in Internal Control Over Financial Reporting
     On January 19, 2006, the Company completed the acquisition of CorSolutions Medical, Inc. The Company is now in the process of integrating the CorSolutions operations. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include CorSolutions. See Note 4 to the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the acquisition and related financial data.
     Except for the CorSolutions acquisition, Messrs. Petit and Hinton have concluded that there have been no significant changes in the Company’s internal control over financial reporting during the period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     We previously disclosed that two qui tam actions had been filed against the Company and its former subsidiary, Diabetes Self Care, Inc., alleging improper claims for Medicare payments by the pharmacy and supplies business that the Company divested in 2004. On March 7, 2006, the Company agreed to settle those actions for a total of $10 million, which was paid on April 3, 2006.
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
Item 1A. Risk Factors
     As of the date of the report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on form 10-K for the year ended December 31, 2005.
Item 6. Exhibits

Exhibit
Number
11	Computation of Earnings (Loss) per Share.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton.

32.1	Section 1350 Certification by Parker H. Petit.

32.2	Section 1350 Certification by Jeffrey L. Hinton

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

May 10, 2006	By:	/s/ Parker H. Petit

Parker H. Petit
Chairman of the Board and
Chief Executive Officer

/s/ Jeffrey L. Hinton

Jeffrey L. Hinton
Senior Vice President and
Chief Financial Officer