Form 10-Q
period 2006-06-30
MATRIA HEALTHCARE INC
filed 2006-08-09
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

Commission file number 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2091331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Parkway Place Marietta, Georgia 30067	(770) 767-4500
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, as of August 1, 2006, was 21,230,156.

1

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2006

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$23,259	$22,758
Restricted cash	1,594	550
Trade accounts receivable, less allowances of $4,118 and
$3,886 at June 30, 2006 and December 31, 2005, respectively	52,587	33,996
Assets held for sale	135,649	132,455
Prepaid expenses and other current assets	11,233	6,588
Deferred income taxes	13,720	8,629
Total current assets	238,042	204,976

Property and equipment, net	37,508	26,430
Goodwill, net	456,450	69,248
Other intangibles, net	59,463	6,935
Deferred income taxes	12,787	10,666
Other assets	14,631	4,952
	$818,881	$323,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, principally trade	$9,501	$10,702
Current portion of long-term debt	177,342	1,021
Liabilities related to assets held for sale and other
discontinued operations	22,257	31,042
Unearned revenues	16,307	7,205
Accrued liabilities	32,078	13,412
Total current liabilities	257,485	63,382
Long-term debt, excluding current portion	279,709	2,099
Other long-term liabilities	10,382	5,788
Total liabilities	547,576	71,269

Shareholders' equity:
Preferred stock, $.01 par value. Authorized 50,000 shares;
none outstanding at June 30, 2006 and December 31, 2005	-	-
Common stock, $.01 par value. Authorized 50,000 shares;
issued and outstanding 20,978 and 20,832 at June 30, 2006
and December 31, 2005, respectively	210	208
Additional paid-in capital	405,873	400,488
Accumulated deficit	(136,878)	(149,026)
Accumulated other comprehensive earnings	2,100	268
Total shareholders' equity	271,305	251,938

	$818,881	$323,207

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$82,627	$44,762	$163,533	$84,385

Cost of revenues	26,590	18,165	52,861	33,936
Selling and administrative expenses	38,857	23,760	78,818	45,483
Provision for doubtful accounts	912	912	1,764	1,743
Amortization of intangible assets	1,786	40	3,572	40
Total costs and operating expenses	68,145	42,877	137,015	81,202

Operating earnings from continuing operations	14,482	1,885	26,518	3,183

Interest income	353	186	731	418
Interest expense	(6,992)	(827)	(13,563)	(2,066)
Other income (expense), net	464	27	569	(19)
Earnings from continuing operations before income taxes	8,307	1,271	14,255	1,516

Income tax expense	(3,473)	(515)	(6,005)	(614)
Earnings from continuing operations	4,834	756	8,250	902
Earnings from discontinued operations, net of income taxes	2,391	4,318	3,898	7,978
Net earnings	$7,225	$5,074	$12,148	$8,880

Net earnings per common share:
Basic:
Continuing operations	$0.23	$0.04	$0.39	$0.05
Discontinued operations	0.11	0.25	0.19	0.48
	$0.34	$0.29	$0.58	$0.53

Diluted:
Continuing operations	$0.22	$0.04	$0.38	$0.05
Discontinued operations	0.11	0.23	0.18	0.45
	$0.33	$0.27	$0.56	$0.50

Weighted average shares outstanding:
Basic	20,970	17,775	20,916	16,867
Diluted	21,574	18,776	21,660	17,907

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$12,148	$8,880
Less earnings from discontinued operations, net of income taxes	(3,898)	(7,978)
Earnings from continuing operations	8,250	902
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization (including debt discount and expenses)	10,167	3,111
Provision for doubtful accounts	1,764	1,743
Deferred income taxes	6,005	2,711
Share-based compensation	3,248	-
Imputed interest on acquisition consideration	1,747	-
Other	-	294
Changes in assets and liabilities:
Trade accounts receivable	(6,150)	(8,132)
Prepaid expenses and other current assets	(56)	(1,592)
Noncurrent assets	(222)	(373)
Accounts payable	(4,631)	(1,552)
Accrued and other liabilities	(18,003)	(3,065)
Net cash provided by (used in) continuing operations	2,119	(5,953)
Net cash provided by (used in) discontinued operations	(5,732)	9,499
Net cash provided by (used in) operating activities	(3,613)	3,546
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,526)	(3,908)
Purchases of property and equipment related to discontinued operations	(327)	(1,207)
Acquisition of businesses, net of cash received	(434,727)	(4,751)
Payment of acquisition obligation	(1,677)	-
Decrease in restricted cash	11	3,273
Net cash used in investing activities	(442,246)	(6,593)
Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt, net of transaction costs	443,977	-
Proceeds from short-term borrowings	2,556	2,083
Principal repayments of debt	(2,648)	(1,018)
Proceeds from issuance of common stock	2,139	3,286
Net payment for conversion of 4.875% convertible senior notes and related transaction costs	-	(15,249)
Net cash provided by (used in) financing activities	446,024	(10,898)
Effect of exchange rate changes on cash and cash equivalents	336	(296)
Net increase (decrease) in cash and cash equivalents	501	(14,241)
Cash and cash equivalents at beginning of year	22,758	35,317
Cash and cash equivalents at end of period	$23,259	$21,076

Supplemental disclosure of cash paid for:
Interest	$15,939	$2,813
Income taxes	$1,345	$1,770
Supplemental disclosure of non-cash transactions:
Conversion of debt to equity	$-	$83,384

See accompanying notes to consolidated condensed financial statements.

1

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General

The consolidated condensed financial statements as of June 30, 2006, and for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, are unaudited. The consolidated condensed balance sheet as of December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The results for the three months and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of Matria Healthcare, Inc. (“Matria” or the “Company”) for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recently Issued and Recently Adopted Accounting Standards

Share-Based Compensation. On January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated condensed statement of operations.

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. The consolidated condensed financial statements as of June 30, 2006, and for the three and six months ended June 30, 2006, reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated condensed financial statements for the prior periods presented have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated condensed statements of operations during the three and six months ended June 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Since share-based compensation expense recognized in the consolidated condensed statements of operations for the three and six months ended June 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, the Company estimated forfeitures at the time of grant and, if necessary, revised the estimates in subsequent periods if actual forfeitures differed from those estimates.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of this interpretation is January 1, 2007, the first fiscal year beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its results of operations and financial position.

3. Acquisitions

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

Matria funded the Merger with the proceeds of term loans and revolving credit loans pursuant to a credit agreement with Bank of America, N.A., as administrative and collateral agent, as amended, (the “First Lien Credit Facility”), and with the proceeds of a second lien term loan facility pursuant to a term loan agreement, with Bank of America, N.A., as administrative agent and collateral agent, as amended, (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “New Credit Facilities”). See Note 6.

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

Under business combination accounting, the total preliminary purchase price is allocated to CorSolutions’ net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets is recorded as goodwill. The preliminary allocation of the purchase price used in the consolidated condensed financial statements is based upon a preliminary valuation. The estimated fair values of certain assets and liabilities have been determined with the assistance of an independent third-party valuation firm and such firm’s preliminary work. The primary areas of the purchase price allocation, which are not yet finalized, relate to identifiable intangible assets and goodwill, the fair value of unearned revenues, the fair value of consulting contract obligations assumed and the deferred tax assets and liabilities. Accordingly, the allocation of purchase price is subject to revision. The Company expects to finalize the purchase price allocation by December 31, 2006.

The following table summarizes the preliminary fair value of the assets and liabilities assumed at the date of acquisition.

Preliminary purchase price allocation (excluding cash acquired):
Accounts receivable, net	$14,205
Other current assets	5,591
Property and equipment	10,400
Other long-term assets	198
Net deferred tax asset	14,735
Amortizable intangible assets	56,100
Goodwill	375,807
Accounts payable	(3,449)
Other accrued expenses	(36,134)
Unearned revenue	(4,473)

Total preliminary purchase price allocation	$432,980

The components of the amortizable intangible assets are as follows:

	Preliminary	Useful
	Fair	Life
	Value	(Years)
Customer contracts	$46,900	10
Developed technology	7,700	7
Tradename	1,500	7
	$56,100

Anticipated amortization expense will approximate $6,004 for each of the next five years.

The following unaudited pro forma results of operations for the three-month and six-month periods ended June 30, 2005, have been prepared as if the acquisition of CorSolutions had occurred at January 1, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Revenues	$75,464	$141,372
Operating earnings from continuing operations	$7,172	$11,978	(a)(b	)
Net loss from continuing operations	$(136)	$(1,935)	(a)(b)(c)(d	)

Net loss from continuing operations per share:
Basic	$(0.01)	$(0.11)
Diluted	$(0.01)	$(0.11)

(a)	Adjusted to decrease the depreciation expense resulting from the difference between the preliminary estimate of the fair value and the historical amount of CorSolutions’ property and equipment.
(b)	Adjusted to reflect the increase in amortization expense resulting from the preliminary estimate of the fair value of amortizable intangible assets.
(c)	Adjusted to reflect the interest and amortization expense resulting from the issuance of debt and related underwriting fees.
(d)	Adjusted to include the tax benefit on proforma adjustments noted above.

Other Acquisitions. In connection with Matria’s acquisitions of WinningHabits, Inc. (“WinningHabits”) on October 1, 2005, and Miavita LLC (“Miavita”) on April 1, 2005, the Company is required to pay additional consideration in future periods, based upon the financial performance of these businesses.

Management currently estimates that the additional consideration pursuant to the terms of the earnout agreement for the WinningHabits acquisition could be between $20,000 and $30,000, although the amount could be more or less depending on the 2006 performance of WinningHabits. The additional consideration payable, based on the financial performance of WinningHabits for the six months ended June 30, 2006, was $6,329, which is included in “Accrued liabilities” on the consolidated condensed balance sheets. The final amount for WinningHabits will be payable in 2007. Also included in accrued liabilities is $3,389 for additional consideration for the second earnout period pursuant to the terms of the Miavita acquisition agreement. Management currently estimates that the additional consideration for the second earnout period for Miavita could range between $15,000 to $20,000. During the second quarter of 2006, the Company paid $1,677 for the additional consideration earned for the first earnout period for the Miavita acquisition.  The sellers have noticed their objection to certain aspects of the calculation of the payment for the first earnout period.  The Company believes the objections to be without merit.

Goodwill was increased by $11,395 at June 30, 2006, relative to the amounts determined at the acquisition dates for the additional consideration payable under the earnout agreements noted above.

4. Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and net unrealized gains on derivative instruments. Comprehensive earnings for the three-month and six-month periods ended June 30, 2006, were $8,661 and $13,980, respectively, and for the corresponding periods in 2005 were $4,320 and $7,545, respectively.

5. Share-Based Compensation

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

During 2005, the Board of Directors of the Company amended and restated the 2004 Stock Incentive Plan to increase the number of shares available for issuance to 1,610,000. The plan was also renamed the Long-Term Stock Incentive Plan and is available for employees, officers, independent contractors and consultants of the Company. The Long-Term Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. The Long-Term Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 150,000 shares. The term of each incentive stock option is ten years from the date of grant, and five years in the case of an incentive stock option granted to a person possessing more than ten percent of the combined voting power of the Company or an affiliate. The options are exercisable based on established performance goals and vest over a period of three years subject to satisfactory achievement of the performance goals.

During 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2002 Stock Incentive Plan also has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Options, stock bonuses and rights to purchase the Company’s common stock may be granted to exercise or purchase an aggregate of not more than 375,000 shares of the Company’s common stock (subject to adjustment to reflect certain acquisitions). The 2002 Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares (subject to adjustment to reflect certain acquisitions). The term of each option is ten years from the date of grant. The options are exercisable based on established performance goals and vest over a period of four years subject to satisfactory achievement of the performance goals.

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

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, in 2006, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the estimated grant date fair value method required for pro forma disclosure under SFAS 123 (the Black-Scholes option-pricing model) were in effect for expense recognition purposes, as adjusted for estimated forfeitures. For share-based awards granted after December 31, 2005, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option-pricing model. The Company has recognized compensation expense using a straight-line amortization method. The impact on our results of operations of recording share-based compensation for the three and six months ended June 30, 2006, was $1,797 and $3,248, respectively, which is included in “selling and administrative expenses” on the consolidated condensed statements of operations. We did not capitalize any share-based compensation costs. The total income tax benefit recognized in the consolidated condensed statement of operations for share-based compensation costs was $543 and $953 for the three-month and six-month periods ended June 30, 2006, respectively. The impact on both basic and diluted earnings per share for the three months and six months ended June 30, 2006 was $0.06 and $0.11, respectively.

At June 30, 2006, the total compensation cost related to unvested share-based awards granted to employees under stock option plans but not yet recognized was approximately $23,100, after estimating forfeitures and before income taxes. Of this amount, approximately $6,473 relates to shares of unvested restricted stock that the Company issued in the second quarter of 2006 (discussed below). The cost of all unvested share-based awards is expected to be recognized over an estimated weighted average period of 3.4 years.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 and 2005, was $2,139 and $3,286, respectively. No excess income tax benefits were realized from stock options exercised during the six months ended June 30, 2006, since the Company had net operating losses. In accordance with SFAS 123 (R), tax benefits from the exercise of stock options, if any, are classified as financing cash flows rather than operating cash flows.

Valuation Assumptions. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rates	5.20%	3.77%	4.88%	3.89%
Expected lives (in years)	4	5	4	5
Dividend yield	0%	0%	0%	0%
Expected volatility	54%	70%	56%	71%

The Company’s computation of expected volatility for grants awarded in 2006 was based on historical daily volatility. Prior to 2006, the Company’s computation of expected volatility was based on historical monthly volatility. The Company’s computations of expected lives in 2006 and 2005 were determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The weighted average fair value of options at their grant date was $11.94.

Summarized information about stock options outstanding and exercisable at June 30, 2006, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2006	2,790,031	$20.19
Granted	193,500	$33.73
Exercised	(123,703)	$12.09
Forfeited/expired/cancelled	(175,065)	$23.92
Outstanding at June 30, 2006	2,684,763	$21.29	7.5	$12,988
Options exercisable at June 30, 2006	1,143,656	$14.16	5.9	$9,570

Restricted Stock
    During the second quarter of 2006, the Company issued 230,000 shares of unvested restricted stock. The weighted average grant date fair value, which is determined based on the closing price of the Company’s common stock on the grant date, was $28.14. All shares were outstanding and unvested at June 30, 2006. The shares will become vested based upon the achievement of established performance goals.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R). Share-based compensation for the three months and six months ended June 30, 2005, was determined using the intrinsic value method under APB Opinion No. 25. The following table provides supplemental information for the three months and six months ended June 30, 2005, as if share-based compensation had been computed under SFAS 123. Previously reported amounts have not been restated.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Income from continuing operations, as reported	$756	$902
Deduct: Share-based compensation, net of tax effects	(414)	(736)
Pro forma income from continuing operations	$342	$166

Earnings per share from continuing operations:
Basic - as reported	$0.04	$0.05
Basic - pro forma	$0.02	$0.01

Diluted - as reported	$0.04	$0.05
Diluted - pro forma	$0.02	$0.01

6. Long-Term Debt
On January 19, 2006, in conjunction with the acquisition of CorSolutions, the Company entered into the New Credit Facilities with Bank of America, N.A., as administrative and collateral agent. The New Credit Facilities, as amended, provide for borrowings of up to an aggregate of $485,000 and are structured to include both term loans and a revolving credit facility. The New Credit Facilities are divided between a First Lien Credit Facility and a Second Lien Credit Facility and replaced the Company’s previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination.

The New Credit Facilities consist of the following:

Loan	Outstanding Balance at June 30, 2006	Interest		Variable Interest Rate at June 30, 2006	Maturity Date
First Lien Credit Facility
Term Loan B Facility	$263,675	LIBOR plus 2.25% (a	)	7.23% to 7.44%	January 19, 2012
Term Loan C Facility	$125,000	LIBOR plus 2.25% (a	)	7.44%	January 19, 2007
Revolving Credit Facility	$-	(b	)	(b )	January 19, 2011
Second Lien Credit Facility
Term Loan Facility	$65,000	LIBOR plus 6.75%		11.94%	January 19, 2012

(a)  Amounts borrowed under the Term Loan B Facility and the Term Loan C Facility accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement. Interest rates for these Facilities, as well as for the Term Loan Facility, are reset quarterly.
(b) Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at the Company’s option, with the applicable spread determined by reference to Matria’s consolidated leverage ratio, as described in the applicable credit agreement. At June 30, 2006, the available balance under the Revolving Credit Facility was $29,200.

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

The New Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in both of the credit agreements include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. The First Lien Credit Facility also contains a consolidated first lien leverage ratio. At June 30, 2006, the Company was in compliance with all covenants of the New Credit Facilities.

The Company’s proceeds from the New Credit Facilities used to fund the CorSolutions acquisition were $443,977, net of debt issuance costs of $11,023. As of June 30, 2006, the outstanding balance under the New Credit Facilities was $453,675. The Company will use the proceeds from the anticipated sales of Facet Technologies, LLC (“Facet”) and its foreign diabetes services business in Germany (“Foreign Diabetes”) to repay a portion of this debt, as required by certain terms of the New Credit Facilities.

7. Derivative Financial Instruments

In February 2006, the Company entered into an interest rate swap agreement with a notional amount of $100,000 to hedge exposure to fluctuations in interest rates related to the New Credit Facilities. In May 2006, the Company entered into a second interest rate swap agreement for an additional $100,000 notional amount. The agreements have the economic effect of converting $200,000 of floating rate debt under the New Credit Facilities to fixed rate debt. Under the terms of the agreements, the Company will pay a bank fixed rates ranging from 5.065% to 5.350%, and the bank will pay the Company a floating rate based on three-month LIBOR (ranging from 5.189% to 5.499% at June 30, 2006). The variable rates are reset quarterly.

On the dates the derivative contracts were entered into, the Company designated the derivatives as hedges of the variability of cash flow to be paid (“cash flow” hedge). Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows. The Company reflected the interest rate swap agreements on the consolidated condensed balance sheet at fair value ($986 at June 30, 2006), which was based upon the estimated amount the Company would receive to settle the agreements taking into account interest rates at June 30, 2006. For the three-month and six-month periods ended June 30, 2006, the Company recognized net losses of $53 and $82, respectively, from the cash flow hedges, which are included in “interest expense” in the consolidated condensed statements of operations.

8. Discontinued Operations

During the fourth quarter of 2005, the Company made the strategic decision to divest the operations of Facet and Foreign Diabetes. As a result, the accompanying consolidated condensed financial statements reflect the operations of these divisions as discontinued operations for all periods presented. In addition, the assets and liabilities of these businesses have been reclassified as “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations” in the consolidated condensed balance sheets at June 30, 2006, and December 31, 2005.

On June 30, 2004, the Company discontinued the operations of its direct-to-consumer laboratory business and completed the sale of substantially all of the assets of its direct-to-consumer diabetic and respiratory supplies business. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. In December 2005, the Company recorded a liability of $10,000 for the settlement of the qui tam claim filed against the Company and this business. The purchaser did not assume liability for the qui tam claim. The settlement was paid in April 2006. Other remaining liabilities related to the sale are reflected in “Liabilities related to assets held for sale and other discontinued operations” on the consolidated condensed balance sheets at June 30, 2006, and December 31, 2005. A reconciliation of the accrued liability balance follows.

Type of Charge	Balance December 31, 2005	Additions	Payments	June 30, 2006
Contractual obligations	$500	$-	$(487)	$13
Qui tam settlement cost	10,000	-	(10,000)	-
Other accruals	50	0	(8)	42
Total	$10,550	$0	$(10,495)	$55

The operating results of discontinued operations are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$38,064	$39,262	$72,628	$77,290

Earnings from discontinued operations before income tax expense	$4,052	$7,263	$6,634	$13,396
Income tax expense	(1,661)	(2,945)	(2,736)	(5,418)
Earnings from discontinued operations	$2,391	$4,318	$3,898	$7,978

Earnings from discontinued operations before income tax expense for the three-month and six-month periods ended June 30, 2006, include charges of $2,840 and $6,363, respectively, for interest expense and deferred financing fees related to the New Credit Facilities. This amount was allocated in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. Under EITF Issue 87-24, interest on debt that must be repaid upon disposal of discontinued operations must be allocated to discontinued operations. Under the terms of the New Credit Facilities, the Company must use proceeds from the sales of Facet and Foreign Diabetes to repay a portion of the debt.

The components of “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations” are as follows:

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$3,955	$2,716
Accounts receivable, net	20,853	22,575
Inventories	25,731	22,395
Property and equipment, net	3,592	3,259
Goodwill and intangible assets, net	80,461	80,248
Other	1,057	1,262
Assets held for sale	$135,649	$132,455

Accounts payable	$18,909	$17,013
Qui tam settlement cost and other contractual obligations	55	10,550
Accrued and other liabilities	3,293	3,479
Liabilities related to assets held for sale and other discontinued operations	$22,257	$31,042

9. Subsequent Event

On July 26, 2006, the Company signed a definitive agreement to sell Facet, its subsidiary specializing in diabetes product design, development and assembly, to a private equity firm. The all-cash transaction is valued at approximately $122,000 and is expected to be completed on or about August 31, 2006. At June 30, 2006, Facet’s carrying value was approximately $92,000. The Company expects to record a gain on the sale upon completion of the transaction.

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

During the fourth quarter of 2005, we made the strategic decision to divest Facet Technologies, LLC (“Facet”) and our foreign diabetes service operations in Germany (“Foreign Diabetes”). On July 26, 2006, we signed a definitive agreement with a private equity firm to sell Facet in a cash transaction valued at approximately $122 million. The transaction is expected to be completed in August 2006. In the accompanying consolidated condensed financial statements, the assets and liabilities of these business units are reclassified as assets held for sale and liabilities related to assets held for sale and other discontinued operations, respectively, and their results of operations are included in discontinued operations for all periods presented.

Results of Operations
The following table summarizes key components in our financial statements for continuing operations expressed as a percentage of revenues. An explanation of the results follows the table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.2%	40.6%	32.3%	40.2%
Gross margin	67.8%	59.4%	67.7%	59.8%
Selling and administrative expenses	47.0%	53.1%	48.2%	53.9%
Provision for doubtful accounts	1.1%	2.0%	1.1%	2.1%
Amortization of intangible assets	2.2%	0.1%	2.2%	0.0%
Interest expense, net	8.0%	1.4%	7.8%	2.0%
Other income (expense), net	0.6%	0.1%	0.3%	0.0%
Earnings from continuing operations before income taxes	10.1%	2.8%	8.7%	1.8%
Income tax expense	4.2%	1.2%	3.7%	0.7%
Earnings from continuing operations	5.9%	1.7%	5.0%	1.1%

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Revenues from continuing operations increased by $37.9 million, or 84.6%, to $82.6 million for the three months ended June 30, 2006, from $44.8 million in the same period in 2005. This increase was due primarily to the acquisitions of CorSolutions effective January 1, 2006, and Winning Habits on October 1, 2005. Revenues from these acquired businesses, as well as Miavita, which we acquired on April 1, 2005, contributed $33.5 million, or 88.4%, to the second quarter 2006 increase. Also contributing to the revenue growth is the addition of new and expanded accounts that were implemented in 2005 and 2006. Excluding maternity management program revenues, disease and condition management program revenues including wellness program revenues, increased $37.1 million, or 200.4%, to $55.7 million for the three months ended June 30, 2006. Wellness program revenues were $4.5 million for the three months ended June 30, 2006, compared to $1.0 million for the same period in 2005. Maternity management program revenues increased $730,000, or 2.8%, to $27.0 million for the three months ended June 30, 2006. This increase was due to an increase in the days of service, continued revenue growth for programs added to our service offerings in 2004, as well as an increase in the disease management portion of our maternity management programs.

Cost of revenues as a percentage of revenues decreased to 32.2% for the three months ended June 30, 2006, from 40.6% for the same period in 2005. This decrease was primarily due to the growth in the disease and condition management and wellness program revenues and improved margins from these programs resulting from the leveraging impact of higher revenues.

Selling and administrative expenses increased $15.1 million to $38.9 million in the second quarter of 2006, compared to $23.8 million in the same period of 2005. We incurred increased costs as a result of our 2005 and 2006 acquisitions, primarily for salaries and other personnel related expenses and increased depreciation and amortization expenses related to our technology investments. Also included in our 2006 expense is approximately $1.8 million of share-based compensation we recorded pursuant to the adoption of Statement of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). As a percentage of revenues, selling and administrative expenses decreased to 47.0% in 2006, compared to 53.1% in 2005, primarily due to the leveraging impact of higher revenues and the synergies realized from the completion of our integration initiatives from the CorSolutions acquisition in 2006.

The provision for doubtful accounts as a percentage of revenues was 1.1% for the three months ended June 30, 2006, compared to 2.0% for the same period in 2005. The provision, which is recorded primarily for our maternity management program revenues, is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors. The percentage decrease results from an increase in the portion of revenues from our non-maternity management program sources.

We recorded $1.8 million and $40,000 of expense in 2006 and 2005, respectively, from the amortization of intangible assets. The increase in amortization expense resulted primarily from our 2006 acquisition of  CorSolutions.

Interest expense, net, increased $6.0 million to $6.6 million in 2006, from $641,000 in 2005. This increase was primarily the result of the new credit facilities we entered into in January 2006 in conjunction with our acquisition of CorSolutions (discussed below in “Financing Activities” under “Liquidity and Capital Resources”). In the second quarter of 2006, we allocated $2.8 million of interest expense and amortization expense of deferred financing fees related to the new credit facilities to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. Under EITF Issue 87-24, interest on debt that must be repaid upon the disposal of discontinued operations must be allocated to discontinued operations. Under the terms of the new credit facilities, we must use the proceeds from the sales of Facet and Foreign Diabetes to repay a portion of the debt. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 9.00% and 6.23% for the three-month periods ended June 30, 2006 and 2005, respectively.

Income tax expense for the three months ended June 30, 2006, reflected a higher effective tax rate than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for continuing and discontinued operations in 2006 and 2005 were $330,000 and $1.1 million, respectively, comprised of foreign, federal alternative minimum taxes and state income taxes. As of December 31, 2005, our remaining net operating loss carryforwards of $52.7 million, the tax effect of which is reflected on the balance sheet as a deferred tax asset, will be available to offset future taxable income. In addition, as a result of the acquisition of CorSolutions, we expect to have an additional $65 million to $75 million in net operating loss carryforwards to offset future taxable income.

Earnings from discontinued operations include the operations of Facet and Foreign Diabetes (which we made the decision to divest in 2005), our domestic direct to consumer pharmacy and supplies business (sold on June 30, 2004), and our lab business (discontinued in June 2004). Earnings from discontinued operations were $2.4 million, net of tax, in 2006 compared to $4.3 million for the same period in 2005. Earnings from discontinued operations in 2006 include a pre-tax expense of $2.8 million for the allocation of interest and deferred financing fees related to the new credit facilities as described above.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Revenues from continuing operations increased by $79.1 million, or 93.8%, to $163.5 million for the six months ended June 30, 2006, from $84.4 million in the same period in 2005. Of this increase, $70.0 million, or 87.2%, resulted from our acquisitions of CorSolutions (effective January 1, 2006), Winning Habits (October 1, 2005) and Miavita (April 1, 2005). Also contributing to the increase in revenues was the addition of new and expanded accounts as noted above in the second quarter explanation. Excluding maternity management program revenues, disease and condition management program revenues including wellness program revenues, increased $77.2 million, or 226.9%, to $111.2 million for the six months ended June 30, 2006. Wellness program revenues were $9.0 million for the six months ended June 30, 2006 compared to $1.0 million for the six months ended June 30, 2005. Maternity management program revenues increased $2.0 million, or 3.9%, to $52.4 million for the six months ended June 30, 2006.

Cost of revenues as a percentage of revenues decreased to 32.3% for the six months ended June 30, 2006, from 40.2% for the same period in 2005. This decrease was primarily due to the growth in the disease and condition management and wellness program revenues and improved margins from these programs resulting from the leveraging impact of higher revenues.

Selling and administrative expenses increased $33.3 million to $78.8 million in the first six months of 2006, compared to $45.5 million in the same period of 2005. As noted above, we incurred increased costs as a result of our acquisitions, primarily for salaries and other personnel related expenses and increased depreciation and amortization expenses. Also included in our 2006 expense is approximately $3.2 million of share-based compensation. Selling and administrative expenses as a percentage of revenues decreased to 48.2% in 2006, compared to 53.9% in 2005, due to the reasons noted above in the second quarter discussion.

The provision for doubtful accounts as a percentage of revenues was 1.1% for the six-month period ended June 30, 2006, compared to 2.1% for the same period in 2005. The provision is recorded primarily for our maternity management program revenues, and the percentage decrease results from an increase in the portion of our revenues from non-maternity management program souces.

Amortization of intangible assets for the six-month period was $3.6 million in 2006 compared to $40,000 in 2005. The expense increased due to our 2005 and 2006 acquisitions.

Interest expense, net, increased $11.2 million to $12.8 million in 2006, from $1.6 million in 2005. This increase was primarily the result of the new credit facilities we entered into in January 2006 in conjunction with our acquisition of CorSolutions. In the first six months of 2006, we allocated $6.4 million of interest expense and amortization expense of deferred financing fees related to the new credit facilities to discontinued operations. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 9.15% and 6.05% for the six months ended June 30, 2006 and 2005, respectively.

    Income tax expense for the six months ended June 30, 2006, reflected a higher effective tax rate than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for continuing and discontinued operations in 2006 and 2005, were $1.3 million and $1.8 million, respectively, comprised of foreign, federal alternative minimum taxes and state income taxes. As of December 31, 2005, our remaining net operating loss carryforwards of $52.7 million, the tax effect of which is reflected on the balance sheet as a deferred tax asset, will be available to offset future taxable income. In addition, as a result of the acquisition of CorSolutions, we expect to have an additional $65 million to $75 million in net operating loss carryforwards to offset future taxable income.

Earnings from discontinued operations were $3.9 million, net of tax, in 2006 compared to $8.0 million for the same period in 2005. Earnings from discontinued operations in 2006 include a pre-tax expense of $6.4 million for the allocation of interest and deferred financing fees related to the new credit facilities as described above.

Liquidity and Capital Resources

Operating Activities
As of June 30, 2006, we had cash and cash equivalents of $23.3 million. Net cash provided by continuing operations was $2.1 million for the six months ended June 30, 2006, compared to net cash used in operating activities of $6.0 million in the comparable six-month period of 2005. This increase was due primarily to an increase in earnings from continuing operations. This increase was partially offset by decreases in accrued and other liabilities related, primarily to the payment of transaction-related expenses incurred in the CorSolutions acquisition, and a decrease in accounts payable.

Cash flows from discontinued operations were $(5.7) million and $9.5 million for the six-month periods ended June 30, 2006 and 2005, respectively. In 2006, cash flows used in discontinued operations includes our $10 million settlement payment, net of $150,000 insurance reimbursement, for the two qui tam actions filed against he Company and its former subsidiary, Diabetes Self Care, Inc. This charge was included in earnings from discontinued operations for the year ended December 31, 2005.  The 2006 period also reflects the allocation of $6.4 million in interest expense (before taxes) referenced above.

Our accounts receivable days’ sales outstanding, or DSO, were 57 days and 63 days at June 30, 2006, and December 31, 2005, respectively.

Investing Activities
Net cash used in investing activities totaled $442.2 million and $6.6 million for the six months ended June 30, 2006 and 2005, respectively.

On January 19, 2006, we completed the acquisition of CorSolutions for a cash payment of $434.7 million, net of cash acquired. Results of operations of this business have been included in our consolidated results of operations effective January 1, 2006.

In April 2005, we completed the acquisition of Miavita for a net cash payment of $ 4.8 million. In May 2006, we paid $1.7 million of additional consideration for the first earnout period of this acquisition as a result of certain operating milestones being achieved. The payment was recorded as additional goodwill.

Capital expenditures for continuing operations for the six-month periods ended June 30, 2006 and 2005, totaled $5.5 million and $3.9 million, respectively, related primarily to the replacement and enhancement of computer information systems and to the replacement of medical devices used in our maternity management programs. We expect to expend a total of approximately $11 million to $14 million for capital items in 2006, including capital expenditures made in the first six months.

Financing Activities
Net cash provided by financing activities was $446.0 million for the six months ended June 30, 2006, compared to net cash used of $10.9 million for the same period in 2005.

On January 19, 2006, we funded the acquisition of CorSolutions with the proceeds from term loans and revolving credit loans pursuant to a credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent, as amended (the “New Credit Facilities”). The New Credit Facilities, as amended, provide for borrowings of up to an aggregate of $485 million and are divided between a First Lien Credit Facility and a Second Lien Credit Facility. The New Credit Facilities replaced our previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination.

The New Credit Facilities consisted of the following:

Loan	Outstanding Balance at June 30, 2006	Interest		Variable Interest Rate at June 30, 2006	Maturity Date
First Lien Credit Facility
Term Loan B Facility	$263.7 million	LIBOR plus 2.25% (a	)	7.23% to 7.44%	January 19, 2012
Term Loan C Facility	$125.0 million	LIBOR plus 2.25% (a	)	7.44%	January 19, 2007
Revolving Credit Facility	$-	(b	)	(b )	January 19, 2011
Second Lien Credit Facility
Term Loan Facility	$65.0 million	LIBOR plus 6.75%		11.94%	January 19, 2012

(a)  Amounts borrowed under the Term Loan B Facility and the Term Loan C Facility accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement. Interest rates for these Facilities, as well as for the Term Loan Facility, are reset quarterly.
(b) Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at the Company’s option, with the applicable spread determined by reference to Matria’s consolidated leverage ratio, as described in the applicable credit agreement. At June 30, 2006, the available balance under the Revolving Credit Facility was $29.2 million.

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

The New Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in both of the credit agreements include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. The First Lien Credit Facility also contains a consolidated first lien leverage ratio. At June 30, 2006, we were in compliance with all covenants of the New Credit Facilities.

Our proceeds from the New Credit Facilities used to fund the CorSolutions acquisition were $444 million, net of debt issuance costs of $11.0 million. As of June 30, 2006, the outstanding balance under the New Credit Facilities was $453.7 million. We will use the proceeds from the anticipated sales of Facet and Foreign Diabetes to repay a portion of this debt, as required by certain terms of the New Credit Facilities.

    In February 2006, we entered into an interest rate swap agreement for a $100 million notional amount to hedge our exposure to fluctuations in interest rates related to the New Credit Facilities. In May 2006, we entered into a second agreement for an additional $100 million notional amount. The swap agreements had the economic effect of converting $200 million of our floating rate debt under the New Credit Facilities to fixed rate debt. Under the terms of the agreements, we will pay a bank a fixed rate of 5.065% and 5.350%, respectively, and the bank will pay us a floating rate based on three-month LIBOR (ranging from 5.189% and 5.499% at June 30, 2006). We reflected the interest rate swap agreements on the consolidated condensed balance sheet at fair value ($986,000 at June 30, 2006), which was based upon the estimated amount we would receive to settle the agreements taking into account interest rates at June 30, 2006. For the three-month and six-month periods ended June 30, 2006, we recognized net losses of $53,000 and $82,000, respectively, from the cash flow hedges, which are included in “interest expense” in the consolidated condensed statements of operations.

During the second quarter of 2005, we paid $15.5 million (including $294,000 of accrued but unpaid interest) to the noteholders of our 4.875% convertible senior subordinated notes, which were redeemed in May 2005. This “make-whole payment” equaled the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009.

Proceeds received from participants under our stock purchase and stock option plans totaled $2.1 million and $3.3 million for the six months ended June 30, 2006 and 2005, respectively.

We believe that our cash, other liquid assets, operating cash flows and new credit facilities, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least the next twelve months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated condensed financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following sets forth our future minimum payments required under our contractual obligations as of June 30, 2006:
	Payments Due by Year
	(Amounts in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (1)	$457,805	$177,130	$7,300	$129,850	$143,525
Capital lease obligations	270	212	58	-	-
Operating lease obligations	36,166	8,538	16,584	6,943	4,101
Other long-term obligations	10,398	2,248	6,083	1,100	967
Acquisition obligations	9,715	9,715	-	-	-
Total	$514,354	$197,843	$30,025	$137,894	$148,593

(1) Does not include interest expense associated with our long-term debt obligations.

Principal and interest payments of $1.3 million and $19 million, respectively, under the New Credit Facilities are payable in the remaining six months 2006. Interest payments are based upon interest rates in effect at June 30, 2006, and do not reflect any anticipated future unscheduled debt pre-payments or net proceeds from the sales of Facet and Foreign Diabetes. Capital expenditures of approximately $11 million to $14 million are estimated in 2006 as we continue to enhance our computer information systems, including capital expenditures made in the first and second quarters.

We have restricted funds of $1.6 million as of June 30, 2006, that are used as amounts held in escrow related to customer contracts and as collateral for insurance policies. Funds are held in interest-bearing investment accounts or certificates of deposit.

As of June 30, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Other Factors Affecting Liquidity
In connection with our acquisitions of WinningHabits and Miavita, we will be required to pay additional consideration in future periods, based upon the attainment of defined operating objectives of these businesses. In accordance with SFAS No. 141, Business Combinations, we do not accrue contingent consideration obligations prior to the attainment of the objectives. Additionally, any such payments would result in increases in goodwill.

We currently estimate that the additional consideration pursuant to the terms of our earnout agreement for the WinningHabits acquisition could be between $20 million and $30 million, although the amount could be more or less depending on the 2006 performance of WinningHabits. The additional consideration payable, based on the attainment of the operating objectives for the six months ended June 30, 2006, was $6.3 million, which is included in “Accrued liabilities” on the consolidated condensed balance sheets. The final amount for WinningHabits will be payable in 2007. Also included in accrued liabilities is $3.4 million for additional consideration for the second earnout period pursuant to the terms of the Miavita acquisition agreement, which is also payable in 2007. We currently estimate that the additional consideration for the second earnout period for Miavita could range between $15 million to $20 million. During the second quarter of 2006, the Company paid $1.7 million for the additional consideration earned for the first earnout period for the Miavita acquisition. The sellers have notified their objection to certain aspects of the calculation of the payment for the first earnout period.  We believe the objections to be without merit.  Goodwill was increased by $11.4 million at June 30, 2006, relative to the amounts determined at the acquisition date for the additional consideration payable under our earnout agreements with WinningHabits and Miavita.
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

A significant portion of our revenues is billed to third-party reimbursement sources. Therefore, the collectibility of all of our accounts receivable varies based on payor mix, general economic conditions and other factors. A provision for doubtful accounts is made for revenues estimated to be uncollectible and is adjusted periodically based upon our evaluation of current industry conditions, historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors which, in the opinion of management, deserve recognition in estimating the allowance for uncollectible accounts. The evaluation is performed at each reporting period for each operating unit with an overall assessment at the consolidated level. The evaluation of the monthly estimates of revenues estimated to be uncollectible has not resulted in material adjustments in any recent period; however, special charges have resulted from certain specific circumstances affecting collectibility. While estimates and judgments are involved and factors impacting collectibility may change, management believes adequate provision has been made for any adjustments that may result from final determination of amounts to be collected.

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provision of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of June 30, 2006, we reported goodwill and identifiable intangible assets at net carrying amounts of $456.4 million and $59.5 million, respectively. The total of  $515.9 million represents approximately 63% of our total assets as of June 30, 2006.

We review goodwill and identifiable intangibles for impairment annually as of December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we compare the book value of net assets to the fair value of the related reporting units that have goodwill and indefinite life intangibles assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. We estimate the fair values of the reporting units based on the present value of estimated future free cash flows. Based on the evaluation, management concluded that no impairment of recorded goodwill and intangibles existed at December 31, 2005. The approach utilized is dependent on a number of factors, including estimates of future revenues and operating costs, appropriate discount rates and other variables. We based our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates. As of June 30, 2006, there were no changes in circumstances that indicated the goodwill and intangibles carrying values were impaired or may not be recoverable, and, as a result, impairment testing was not required.

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

The income tax expense for continuing operations was $3.5 million and $6.0 million for the three-month and six month periods ended June 30, 2006, respectively, compared to $515,000 and $614,000, respectively, for the same periods in 2005. Reflected in 2006 and 2005 were various non-deductible permanent differences between tax and financial reporting. As of December 31, 2005, our remaining net operating loss carryforwards of $52.7 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income liabilities. In addition, as a result of the acquisition of CorSolutions, we expect to have an additional $65 million to $75 million in net operating loss carryforwards to offset future taxable income.  Based on projections of taxable income in 2006 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

Share-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) establishes standards for the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income.

We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of June 30, 2006, and for the first six months of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated condensed financial statements for the prior period presented has not been restated to reflect, and does not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated condensed statements of operations during the three and six months ended June 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As share-based compensation expense recognized in the consolidated condensed statements of operations for the three months and six months ended June 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we estimated forfeitures at the time of grant and, if necessary, revised the estimates in subsequent periodsif actual forfeitures differed from those estimates.

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

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of this interpretation is January 1, 2007, the first fiscal year beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on our results of operations and financial position.

Our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission, contains a discussion of other recently issued accounting standards and the expected impact on our financial statements.

Forward-Looking Information

This Form 10-Q, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions, when used in this Form 10-Q and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation: (i) changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates; (ii) the loss of major payors or customers; (iii) termination of Facet’s Tri-Party supply agreement with Nipro Corporation and Asahi Polyslider or failure to continue the agreement on the terms currently in effect; (iv) impairment of the Company’s rights in intellectual property; (v) increased or more effective competition; (vi) new technologies that render obsolete or non-competitive products and services offered by the Company; (vii) changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations; (viii) increased exposure to professional negligence liability; (ix) difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses; (x) losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets; (xi) changes in company-wide or business unit strategies; (xii) the effectiveness of the Company’s advertising, marketing and promotional programs; (xiii) market acceptance of the Company’s wellness and disease and condition management programs and the Company’s ability to sign and implement new wellness and disease and condition management contracts; (xiv) inability to successfully manage the Company’s growth; (xv) acquisitions that strain the Company’s financial and operational resources; (xvi) inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for failure to meet the clinical or cost savings performance criteria under the Company’s disease management contracts or inability to reach agreement with the Company’s disease management customers with respect to the same; (xvii) inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts; (xviii) increases in interest rates; (xix) changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment; (xx) the availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures; (xxi) higher than anticipated costs of doing business that cannot be passed on to customers; (xxii) pricing pressures; (xxiii) information technology failures or obsolescence or the inability to effectively integrate new technologies; (xxiv) inventory obsolescence; (xxv) the outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment; (xxvi) competition for staff; (xxvii) failure to dispose of assets held for sale on terms currently anticipated; and (xxviii) the risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on long-term debt and foreign currency exchange rate risk.

Our primary interest rate risk relates to the New Credit Facilities and our interest rate swap facilities. In February 2006 and May 2006, we entered into interest rate swap agreements with notional amounts totaling $200 million with a bank under which we will pay the bank fixed rates of interest ranging from 5.065% to 5.350%, and the bank will pay us a floating rate based on three-month LIBOR (5.481% at June 30, 2006). The agreements have the economic effect of converting a portion of our floating rate debt to a fixed rate. Based upon the total amount outstanding at June 30, 2006, not covered by interest rate swaps and adjusted to include the expected proceeds from the sales of Facet Technologies and Foreign Diabetes, a hypothetical two percentage point increase in the interest rates for a duration of one year would result in additional interest expense of approximately $2 million.

In the six months ended June 30, 2006, our operations outside the United States with sales denominated in currencies other than the U.S. dollar (primarily in Germany) are exposed to fluctuations in currency values in the normal course of business. Our operations with such exposure are presented as “discontinued operations” in the consolidated condensed statement of operations for all periods presented. In addition, we have certain receivables and payables denominated in currencies other than the U.S. dollar, primarily the euro. These receivables and payables are included in “assets held for sale” and “liabilities related to assets held for sale and other discontinued operations” on the consolidated condensed balance sheets. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency exposure. Based on our results for 2006 and balances as of June 30, 2006, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $718,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

(b) Changes in Internal Control Over Financial Reporting

On January 19, 2006, the Company completed the acquisition of CorSolutions Medical, Inc. The Company is now in the process of integrating the CorSolutions operations. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include CorSolutions. See Note 3 to the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Form 10-Q for a discussion of the acquisition and related financial data.

Except for the CorSolutions acquisition, Messrs. Petit and Hinton have concluded that there have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

1

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

The directors of the Company are divided into three classes. The class composed of Parker H. Petit, Joseph G. Bleser and Donald W. Weber will continue to serve until the 2007 annual meeting of stockholders and until their successors are elected and qualified. The class composed of Guy W. Millner, Carl E. Sanders and Thomas S. Stribling will continue to serve until the 2008 annual meeting of stockholders and until their successors are elected and qualified.

At the annual meeting of stockholders held May 31, 2006, each of the following directors was elected, to serve until the annual meeting of stockholders in the year in which his or her term expires and until their successors are elected and qualified:

Nominee	Term Expiring	Affirmative Votes	Withheld Votes
J. Terry Dewberry	2009	17,358,165	1,134,913
Richard M. Hassett, M.D.	2009	17,370,065	1,123,013
Kaaren J. Street	2009	16,485,042	2,008,036
Wayne P. Yetter	2009	16,419,205	2,073,873
Donald J. Lothrop	2007	17,370,120	1,122,958

No other matters came before the meeting.

Item 6. Exhibits

Exhibit Number
3	Amended and Restated Bylaws of Matria Healthcare, Inc.

11	Computation of Earnings (Loss) per Share.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton.

32.1	Section 1350 Certification by Parker H. Petit.

32.2	Section 1350 Certification by Jeffrey L. Hinton

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

August 9, 2006	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer

/s/ Jeffrey L. Hinton
Jeffrey L. Hinton
Senior Vice President and
Chief Financial Officer