Form 10-Q
period 2006-09-30
MATRIA HEALTHCARE INC
filed 2006-11-08
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006
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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, as of November 1, 2006, was 21,442,346.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
ASSETS	2006	2005
Current assets:
	$28,178	$22,758
Restricted cash	1,344	550
Trade accounts receivable, less allowances of $4,086 and
$3,886 at September 30, 2006 and December 31, 2005, respectively	55,888	33,996
Assets held for sale	30,322	132,455
Prepaid expenses and other current assets	8,631	6,588
Deferred income taxes	10,447	8,629
Total current assets	134,810	204,976

Property and equipment, net	37,851	26,430
Goodwill, net	488,860	69,248
Other intangibles, net	57,677	6,935
Deferred income taxes	8,182	10,666
Other assets	13,841	4,952
	$741,221	$323,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, principally trade	$9,778	$10,702
Current installments of long-term debt	54,313	1,021
Liabilities related to assets held for sale and other
discontinued operations	10,980	31,042
Unearned revenues	14,518	7,205
Accrued liabilities	69,668	13,412
Total current liabilities	159,257	63,382
Long-term debt, excluding current installments	277,714	2,099
Other long-term liabilities	7,618	5,788
Total liabilities	444,589	71,269

Shareholders' equity:
Preferred stock, $.01 par value. Authorized 50,000 shares;
none outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock, $.01 par value. Authorized 50,000 shares;
issued and outstanding 21,311 and 20,832 at September 30, 2006
and December 31, 2005, respectively	213	208
Additional paid-in capital	409,633	400,488
Accumulated deficit	(114,160)	(149,026)
Accumulated other comprehensive earnings	946	268
Total shareholders' equity	296,632	251,938

	$741,221	$323,207

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$84,186	$46,266	$247,719	$130,651

Cost of revenues	27,243	19,089	80,104	53,025
Selling and administrative expenses	40,027	23,767	118,845	69,250
Provision for doubtful accounts	1,021	878	2,785	2,621
Amortization of intangible assets	1,786	40	5,358	80
Total costs and operating expenses	70,077	43,774	207,092	124,976

Operating earnings from continuing operations	14,109	2,492	40,627	5,675

Interest income	434	224	1,165	642
Interest expense	(7,136)	(179)	(20,699)	(2,245)
Other income, net	310	156	879	137
Earnings from continuing operations before income taxes	7,717	2,693	21,972	4,209

Income tax expense	(3,185)	(1,091)	(9,190)	(1,705)
Earnings from continuing operations	4,532	1,602	12,782	2,504

Discontinued Operations:
Earnings from discontinued operations, net of income taxes	1,261	4,835	5,159	12,813
Gain on disposal of discontinued operations, net of income taxes	16,925	-	16,925	-
Earnings from discontinued operations	18,186	4,835	22,084	12,813
Net earnings	$22,718	$6,437	$34,866	$15,317

Net earnings per common share:
Basic:
Continuing operations	$0.22	$0.08	$0.61	$0.14
Discontinued operations	0.86	0.23	1.05	0.70
	$1.08	$0.31	$1.66	$0.84

Diluted:
Continuing operations	$0.21	$0.07	$0.59	$0.13
Discontinued operations	0.84	0.23	1.02	0.67
	$1.05	$0.30	$1.61	$0.80

Weighted average shares outstanding:
Basic	21,041	20,632	20,957	18,136
Diluted	21,554	21,728	21,644	19,193

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings	$34,866	$15,317
Less earnings from discontinued operations, net of income taxes	(22,084)	(12,813)
Earnings from continuing operations	12,782	2,504
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization (including debt discount and expenses)	15,670	4,644
Provision for doubtful accounts	2,785	2,621
Deferred income taxes	9,190	5,113
Share based compensation	5,131	-
Imputed interest on acquisition consideration	1,747	-
Other	-	294
Changes in assets and liabilities:
Trade accounts receivable	(10,472)	(9,415)
Prepaid expenses and other current assets	2,331	(1,214)
Noncurrent assets	(421)	(577)
Accounts payable	(4,348)	(1,179)
Accrued and other liabilities	(23,230)	(5,432)
Net cash provided by (used in) continuing operations	11,165	(2,641)
Net cash provided by (used in) discontinued operations	(3,847)	11,977
Net cash provided by operating activities	7,318	9,336
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,478)	(6,382)
Purchases of property and equipment related to discontinued operations	(379)	(1,380)
Acquisition of businesses, net of cash received	(434,727)	(4,754)
Proceeds from the sale of business, net of transaction costs	121,598	-
Payment of acquisition obligation	(1,677)	-
Decrease in restricted cash	261	3,273
Net cash used in investing activities	(323,402)	(9,243)
Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt, net of transaction costs	443,977	-
Proceeds from the issuance of debt	2,556	2,083
Principal repayments of long-term debt	(129,012)	(1,581)
Proceeds from issuance of common stock	3,479	6,333
Net payment for conversion of 4.875% convertible senior notes and related transaction costs	-	(15,332)
Net cash provided by (used in) financing activities	321,000	(8,497)
Effect of exchange rate changes on cash and cash equivalents	504	(388)
Net increase (decrease) in cash and cash equivalents	5,420	(8,792)
Cash and cash equivalents at beginning of year	22,758	35,317
Cash and cash equivalents at end of period	$28,178	$26,525

Supplemental disclosure of cash paid for:
Interest	$23,933	$3,017
Income taxes	$4,665	$3,088
Supplemental disclosure of non-cash transactions:
Conversion of debt to equity	$-	$83,384

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share amounts)
(Unaudited)

1. General

The consolidated condensed financial statements as of September 30, 2006, and for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, are unaudited. The consolidated condensed balance sheet as of December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The results for the three months and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. The consolidated condensed financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006, reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated condensed financial statements for the prior periods presented have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated condensed statements of operations during the three and nine months ended September 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Since share-based compensation expense recognized in the consolidated condensed statements of operations for the three and nine months ended September 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, the Company estimated forfeitures at the time of grant and, if necessary, revised the estimates in subsequent periods if actual forfeitures differed from those estimates.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of this interpretation is January 1, 2007, the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN 48 to determine its impact, if any, on its financial statements.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this new standard and has not concluded its analysis on the impact, if any, to its results of operations and financial position.

Prior Year Misstatements. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financials. Under the provisions of SAB No. 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a reporting entity’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the requirements of SAB No. 108 and has not concluded its analysis on the impact, if any, to its results of operations and financial position.

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

Pursuant to the Merger Agreement, Merger Sub merged with and into CorSolutions (the “Merger”), with CorSolutions continuing as the surviving corporation and an indirect wholly owned subsidiary of Matria. In the Merger, all outstanding capital stock, together with options and warrants to purchase capital stock of CorSolutions, were converted into the right to receive a pro rata portion of the initial merger consideration, which approximated $470,758, subject to adjustment. Of this amount, $20,300 was placed in escrow, to be held for a period of up to 24 months to satisfy any purchase price adjustments or potential indemnification claims that may be made by Matria under the terms of the Merger Agreement. The escrow fund has been reduced by approximately $513 paid to a former CorSolutions’ shareholder that was inadvertently excluded from the original list of shareholders entitled to a portion of the merger consideration, and the parties are in the process of determining the amount of any purchase price adjustments. At September 30, 2006, the escrow fund balance was $19,787.

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

Under business combination accounting, the total preliminary purchase price is allocated to CorSolutions’ net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets is recorded as goodwill. The preliminary allocation of the purchase price used in the consolidated condensed financial statements is based upon a preliminary valuation. The estimated fair values of certain assets and liabilities have been determined with the assistance of an independent third-party valuation firm. The primary areas of the purchase price allocation, which are not yet finalized, relate to goodwill, the fair value of unearned revenues, the fair value of consulting contract obligations assumed and the deferred tax assets and liabilities. Accordingly, the allocation of purchase price is subject to revision. The Company expects to finalize the purchase price allocation by December 31, 2006.

The following table summarizes the preliminary fair value of the assets and liabilities assumed at the date of acquisition.

Preliminary purchase price allocation (excluding cash acquired):
Accounts receivable, net	$14,205
Other current assets	7,150
Property and equipment	10,400
Other long-term assets	198
Net deferred tax asset	14,073
Amortizable intangible assets	56,100
Goodwill	374,595
Accounts payable	(3,449)
Other accrued expenses	(36,673)
Unearned revenue	(3,619)

Total preliminary purchase price allocation	$432,980

The components of the amortizable intangible assets are as follows:

	Preliminary	Useful
	Fair	Life
	Value	(Years)
Customer contracts	$46,900	10
Developed technology	7,700	7
Tradename	1,500	7
	$56,100

Anticipated amortization expense will approximate $6,004 for each of the next five years.

The following unaudited pro forma results of operations for the three-month and nine-month periods ended September 30, 2005, have been prepared as if the acquisition of CorSolutions had occurred at January 1, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Revenues	$80,014	$221,386
Operating earnings from continuing operations	$11,563	$23,541	(a)(b	)
Net earnings from continuing operations	$3,085	$1,150	(a)(b)(c)(d	)

Net earnings from continuing operations per share:
Basic	$0.15	$0.06
Diluted	$0.14	$0.06

(a)	Adjusted to decrease the depreciation expense resulting from the difference between the preliminary estimate of the fair value and the historical amount of CorSolutions’ property and equipment.
(b)	Adjusted to reflect the increase in amortization expense resulting from the preliminary estimate of the fair value of amortizable intangible assets.
(c)	Adjusted to reflect the interest and amortization expense resulting from the issuance of debt and related underwriting fees.
(d)	Adjusted to include the tax benefit on pro forma adjustments noted above.

Other Acquisitions. In connection with Matria’s acquisitions of WinningHabits, Inc. (“WinningHabits”) on October 1, 2005, and Miavita LLC (“Miavita”) on April 1, 2005, the Company is required to pay additional consideration in future periods, based upon the financial performance of these businesses.

Management currently estimates that the additional consideration pursuant to the terms of the earn-out agreement for the WinningHabits acquisition could be between $35,000 and $40,000, although the amount could be more or less depending on the 2006 performance of WinningHabits. The additional consideration payable based on the financial performance of WinningHabits for the nine months ended September 30, 2006, was $23,340, which is included in “Accrued liabilities” on the consolidated condensed balance sheets. The final amount payable pursuant to the terms of the earn-out agreement for WinningHabits will be payable in 2007.

Also included in “Accrued liabilities" on the consolidated condensed balance sheets is $20,000 for earn-out consideration for the second earn-out period ending March 31, 2007, for the Miavita acquisition. On November 6, 2006, the Company and the seller entered into a Settlement Agreement and Release that effectively amends the terms of the original acquisition agreement to fix the amount payable for the second earn-out period at $20,000 plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment is payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, are at least $500. During the second quarter of 2006, the Company paid $1,677 for the additional consideration earned for the first earn-out period ended March 31, 2006, for the Miavita acquisition. Management currently estimates the potential additional consideration pursuant to the terms of the Settlement Agreement and Release could be between $20,000 and $24,000.

Goodwill was increased by $45,017 at September 30, 2006, relative to the amounts determined at the acquisition dates for the additional consideration payable under the earn-out agreements noted above.

4. Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and net unrealized gains on derivative instruments. Comprehensive earnings for the three-month and nine-month periods ended September 30, 2006, were $21,564 and $35,544, respectively, and for the corresponding periods in 2005 were $6,391 and $13,936, respectively.

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

During 2005, the Board of Directors of the Company amended and restated the 2004 Stock Incentive Plan to increase the number of shares available for issuance to 1,610,000. The plan was also renamed the Long-Term Stock Incentive Plan and is available for employees, officers, independent contractors and consultants of the Company. The Long-Term Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. The Long-Term Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 150,000 shares. The maximum term of each stock option is ten years from the date of grant, and five years in the case of an incentive stock option granted to a person owning more than ten percent of the combined voting power of the Company or an affiliate. Options are exercisable based on established performance goals and vest over a period of years (generally three to five), subject to satisfactory achievement of performance goals, in each case as specified in the individual option agreement. Restricted stock vests over a period of years (generally three), subject to satisfactory achievement of performance goals, in each case as specified in the individual restricted stock agreement.

During 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2002 Stock Incentive Plan also has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Options, stock bonuses and rights to purchase the Company’s common stock may be granted to exercise or purchase an aggregate of not more than 375,000 shares of the Company’s common stock. The 2002 Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares. The term of each option is ten years from the date of grant. Options are exercisable based on established performance goals and vest over a period of years (generally three to five), subject to satisfactory achievement of performance goals, in each case as specified in the individual stock option agreement.

The Company also has options and shares available for grant under the 2001 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Board of Directors Plan, the provisions of which are similar to the plans described above. Due to forfeitures of previously issued grants, at September 30, 2006, there were approximately 14,000 options and shares available for grant under these plans.

Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”) to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 187,500 shares of the Company’s common stock by eligible employees of the Company and its subsidiaries. In 2005, the Company established the 2005 Employee Stock Purchase Plan to provide for an additional 150,000 shares of common stock to be available for purchase by employees. Under both plans, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the plans can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of the lesser of 10% of the employee’s compensation or 375 shares of common stock per quarter. A participant immediately ceases to be a participant in the plans upon termination of his or her employment for any reason.

Implementation of SFAS 123(R)
Prior to January 1, 2006, the Company accounted for its stock compensation arrangements using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations.

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, in 2006, the Company recorded share-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the estimated grant date fair value method required for pro forma disclosure under SFAS 123 (the Black-Scholes option-pricing model) were in effect for expense recognition purposes, as adjusted for estimated forfeitures. For share-based awards granted after December 31, 2005, the Company has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option-pricing model. The Company has recognized compensation expense using a straight-line amortization method. The impact on our results of operations of recording share-based compensation for the three and nine months ended September 30, 2006, was $1,883 and $5,131, respectively, which is included in “selling and administrative expenses” on the consolidated condensed statements of operations. Included in share-based compensation expense for the three-month and nine-month periods of 2006 was $128 and $344, respectively, from the Employee Stock Purchase Plan. We did not capitalize any share-based compensation costs. The total income tax benefit recognized in the consolidated condensed statement of operations for share-based compensation costs was $630 and $1,583 for the three-month and nine-month periods ended September 30, 2006, respectively. The impact on both basic and diluted earnings per share for the three months ended September 30, 2006, was $0.06, and the impact on basic and diluted earnings per share for the nine-month period was $0.17 and $0.16, respectively.

At September 30, 2006, the total compensation cost related to unvested share-based awards granted to employees under stock option plans but not yet recognized was approximately $20,700, after estimating forfeitures and before income taxes. Of this amount, approximately $4,745 relates to shares of unvested restricted stock that the Company issued in 2006 (discussed below). The Company also recorded a charge of $541 to “Gain on disposal of discontinued operations” for unamortized share-based compensation expense related to the accelerated vesting of options outstanding for the Facet Technologies, LLC (“Facet”) employees. The Company completed the sale of Facet on September 1, 2006 (see Note 8). The cost of all unvested share-based awards is expected to be recognized over an estimated weighted average period of 3.4 years.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005, was $3,479 and $6,333, respectively. No excess income tax benefits were realized from stock options exercised during the nine months ended September 30, 2006, since the Company had net operating loss carryforwards. In accordance with SFAS 123 (R), tax benefits from the exercise of stock options, if any, are classified as financing cash flows rather than operating cash flows.

Valuation Assumptions. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rates	4.58%	4.01%	4.80%	3.93%
Expective lives (in years)	4	5	4	5
Dividend yield	0%	0%	0%	0%
Expected volatility	52%	69%	55%	70%

The Company’s computation of expected volatility for grants awarded in 2006 was based on historical daily volatility. Prior to 2006, the Company’s computation of expected volatility was based on historical monthly volatility. The Company’s computations of expected lives in 2006 and 2005 were determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. For options outstanding as of September 30, 2006, the weighted average fair value of the options at their grant date was $12.82 per share.

Stock option activity for the nine months ended September 30, 2006, is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at January 1, 2006	2,790,000	$20.19
Granted	202,000	$33.33
Exercised	(291,000)	$12.32
Forfeited/expired/cancelled	(227,000)	$24.70
Outstanding at September 30, 2006	2,474,000	$21.77	7.3	$19,841
Options exercisable at September 30, 2006	1,114,000	$15.12	5.8	$14,540

During the second quarter of 2006, the Company began issuing shares of unvested restricted stock. The shares will become vested based upon the achievement of established performance goals. A summary of the activity for unvested restricted stock for the nine months ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested at January 1, 2006	-	$-
Granted	233,000	28.10
Vested	-	-
Forfeited	(7,000)	28.16
Nonvested at September 30, 2006	226,000	$28.10

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R). Share-based compensation for the three months and nine months ended September 30, 2005, was determined using the intrinsic value method under APB Opinion No. 25. The following table provides supplemental information for the three months and nine months ended September 30, 2005, as if share-based compensation had been computed under SFAS 123. Previously reported amounts have not been restated.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Income from continuing operations, as reported	$1,602	$2,504
Deduct: Share-based compensation, net of tax effects	(951)	(1,687)
Pro forma income from continuing operations	$651	$817

Earnings per share from continuing operations:
Basic - as reported	$0.08	$0.14
Basic - pro forma	$0.03	$0.05

Diluted - as reported	$0.07	$0.13
Diluted - pro forma	$0.03	$0.04

6. Long-Term Debt
On January 19, 2006, in conjunction with the acquisition of CorSolutions, the Company entered into the New Credit Facilities with Bank of America, N.A., as administrative and collateral agent. The New Credit Facilities, as amended, provide for borrowings of up to an aggregate of $485,000 and are structured to include both term loans and a revolving credit facility. The New Credit Facilities were divided between a First Lien Credit Facility and a Second Lien Credit Facility and replaced the Company’s previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination.

The New Credit Facilities consisted of the following:

Loan	Outstanding Balance at September 30, 2006	Interest		Variable Interest Rate at September 30, 2006	Maturity Date
First Lien Credit Facility
Term Loan B Facility	$263,013	LIBOR plus 2.25% (a	)	7.62% to 7.65%	January 19, 2012
Term Loan C Facility (b)	$-	-		-	January 19, 2007
Revolving Credit Facility	$-	(c	)	(c )	January 19, 2011
Second Lien Credit Facility
Term Loan Facility	$65,000	LIBOR plus 6.75%		12.15%	January 19, 2012

(a)  Amounts borrowed under the Term Loan B Facility and the Term Loan C Facility accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement. Interest rates for these Facilities, as well as for the Term Loan Facility, are reset quarterly.
(b) The Company used net proceeds from the sale of Facet Technologies, LLC and operating cash flows to prepay the outstanding indebtedness under the Term Loan C Facility.
(c) Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at the Company’s option, with the applicable spread determined by reference to Matria’s consolidated leverage ratio, as described in the applicable credit agreement. At September 30, 2006, the available balance under the Revolving Credit Facility was $28,700.

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

The New Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in both of the credit agreements include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. The First Lien Credit Facility also contains a consolidated first lien leverage ratio. At September 30, 2006, the Company was in compliance with all covenants of the New Credit Facilities.

The Company’s proceeds from the New Credit Facilities used to fund the CorSolutions acquisition were $443,977, net of debt issuance costs of $11,105. During the third quarter of 2006, the Company made prepayments of $125,000 toward the reduction of the First Lien Credit Facility. Of this amount, $115,000 was paid from the net proceeds from the Facet divestiture (see Note 8), and $10,000 was paid from the Company’s operating cash flows. As of September 30, 2006, the outstanding balance under the New Credit Facilities was $328,013. See “Subsequent Events” at Note 9 for additional information regarding an amendment to the New Credit Facilities and additional prepayments of outstanding indebtedness.

7. Derivative Financial Instruments

In September 2006, the Company entered into a forward exchange agreement with a bank to eliminate the potential impact of foreign exchange fluctuations on the U.S. dollar equivalent of the expected euro proceeds from the sale of Dia Real, the Company’s German diabetes supply business (see Note 8). Under the terms of the agreement, the Company agreed to sell €26,000 at the forward rate (1.2837) and receive approximately $33,400 on the settlement date. The Company reported the forward exchange agreement at fair value ($347 at September 30, 2006), which is recorded in “Prepaid expenses and other current assets” in the consolidated condensed balance sheet and “Other income, net” in the consolidated condensed statement of operations.

In February 2006, the Company entered into an interest rate swap agreement with a notional amount of $100,000 to hedge exposure to fluctuations in interest rates related to the New Credit Facilities. In May 2006, the Company entered into a second interest rate swap agreement for an additional $100,000 notional amount. The agreements, which have two-year terms, have the economic effect of converting $200,000 of floating rate debt under the New Credit Facilities to fixed rate debt. Under the terms of the agreements, the Company will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay the Company floating rates based on three-month LIBOR (5.399% and 5.367%, respectively, at September 30, 2006). The variable rates are reset quarterly.

On the dates the interest rate swap derivative contracts were entered into, the Company designated the derivatives as hedges of the variability of cash flow to be paid (“cash flow” hedge). Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows. The Company reflected the interest rate swap agreements on the consolidated condensed balance sheet at fair value ($349 at September 30, 2006), which was based upon the estimated amount the Company would pay upon settlement of the agreements taking into account interest rates at September 30, 2006. For the three-month and nine-month periods ended September 30, 2006, the Company recognized net gain of $74 and net loss of $7, respectively, from the cash flow hedges, which are included in “Interest expense” in the consolidated condensed statements of operations.

8. Discontinued Operations

During the fourth quarter of 2005, the Company made the strategic decision to divest the operations of Facet and Dia Real. As a result, the accompanying consolidated condensed financial statements reflect the operations of these divisions as discontinued operations for all periods presented. In addition, the assets and liabilities of these businesses have been reclassified as “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations” in the consolidated condensed balance sheets at September 30, 2006, and December 31, 2005.

On September 1, 2006, the Company completed the sale of Facet pursuant to a definitive agreement signed on July 26, 2006, for total cash proceeds of $122,244. The sale resulted in a gain of $27,075, or $16,925, net of income taxes. The assets sold consisted primarily of inventories, property and equipment and other assets. The buyer also assumed certain accrued liabilities. Goodwill of $76,157 was charged against the gain. In connection with the sale, the Company recorded transaction-related costs of $4,015, of which $646 related to cash transactions during the third quarter of 2006, $541 related to unamortized share-based compensation expense for the accelerated vesting of options outstanding for the Facet employees, and $2,828 was accrued for other liabilities related to the sale. The accrued liability balance was included in “Liabilities related to assets held for sale and other discontinued operations” at September 30, 2006, and consisted of the following:

Type of Charge	September 30, 2006
Transaction costs	$1,750
Employee retention costs	290
Lease obligation	384
Other	404
Total	$2,828

On September 22, 2006, the Company signed a definitive agreement for the sale of Dia Real for approximately $33,000 in a transaction that was completed on October 17, 2006 (see Note 9).

On June 30, 2004, the Company discontinued the operations of its direct-to-consumer laboratory business and completed the sale of substantially all of the assets of its direct-to-consumer diabetic and respiratory supplies business. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by the Company. In December 2005, the Company recorded a liability of $10,000 for the settlement of the qui tam claim filed against the Company and this business. The purchaser did not assume liability for the qui tam claim. The settlement was paid in April 2006. Liabilities related to the sale are reflected in “Liabilities related to assets held for sale and other discontinued operations” on the consolidated condensed balance sheets at December 31, 2005. There were no remaining liabilities related to this sale as of September 30, 2006. A reconciliation of the accrued liability balance follows.

Type of Charge	Balance December 31, 2005	Additions	Payments	Adjustments	Balance September 30, 2006
Contractual obligations	$500	$-	$(487)	$(13)	$-
Qui tam settlement cost	10,000	-	(10,000)	-	-
Other accruals	50	-	(8)	(42)	-
Total	$10,550	$-	$(10,495)	$(55)	$-

The operating results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$29,982	$37,757	$102,610	$115,047

Earnings from discontinued operations	$2,221	$8,152	$8,855	$21,548
Gain on disposal of discontinued operation	27,075	-	27,075	-
Income tax expense	(11,110)	(3,317)	(13,846)	(8,735)
Earnings from discontinued operations, net of tax	$18,186	$4,835	$22,084	$12,813

Earnings from discontinued operations before income tax expense for the three-month and nine-month periods ended September 30, 2006, include charges of $2,231 and $8,594, respectively, for interest expense and deferred financing fees related to the New Credit Facilities. Gain on disposal of discontinued operation for the three-month and nine-month periods ended September 30, 2006, includes $273 for the pro rata share of deferred financing fees written off as a result of the prepayment of debt using the net proceeds from the Facet sale. These amounts were allocated in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. Under EITF Issue 87-24, interest on debt that must be repaid upon disposal of discontinued operations must be allocated to discontinued operations. In accordance with the terms of the New Credit Facilities, the Company used the net proceeds from the sale of Facet (during the third quarter of 2006) and Dia Real (during the fourth quarter of 2006) to repay a portion of the outstanding indebtedness.

The components of “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations” are as follows:

	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$3,087	$2,716
Accounts receivable, net	8,584	22,575
Inventories	12,941	22,395
Property and equipment, net	1,485	3,259
Goodwill and intangible assets, net	3,741	80,248
Other	484	1,262
Assets held for sale	$30,322	$132,455

Accounts payable	$5,610	$17,013
Qui tam settlement cost and other contractual obligations	2,828	10,550
Accrued and other liabilities	2,542	3,479
Liabilities related to assets held for sale and other discontinued operations	$10,980	$31,042

9. Subsequent Events

Acquisitions: On March 9, 2005, the Company and Miavita entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which Matria purchased substantially all of the business and assets of Miavita for initial consideration of $5,000. The Asset Purchase Agreement provided for additional, contingent consideration based on the financial performance of the acquired business in subsequent periods. On November 6, 2006, the Company and the seller entered into a Settlement Agreement and Release that effectively amends the terms of the original acquisition agreement to fix the amount payable for the second earn-out period ending March 31, 2007, at $20,000 plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment is payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, are at least $500. Management currently estimates the potential additional consideration pursuant to the terms of the Settlement Agreement and Release could be between $20,000 and $24,000.

Long-term Debt: Effective November 2, 2006, the Company entered into a Second Amendment to the Credit Agreement and Consent (the “Second Amendment”) by and among the Company, certain of its domestic subsidiaries, as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent. The Second Amendment increased the First Lien Credit Facility under the Credit Agreement dated January 19, 2006, (the “Credit Agreement”) by $65,000, the proceeds of which were used to prepay in full the Second Lien Credit Facility under the Term Loan Agreement, dated January 19, 2006, by and among the parties to the Credit Agreement. Based on the consolidated leverage ratio at the time of the amendment, borrowings under the First Lien Credit Facility bore interest at LIBOR plus 2.00%, a 475 basis point reduction from the Second Lien Credit Facility. All the other terms and conditions of the Credit Agreement (other than those relating to the increased amount of the First Lien Credit Facility and those that are no longer applicable because they relate solely to the Second Lien Credit Facility) remain unchanged. The Company incurred a two percent (2%) prepayment penalty in connection with the prepayment of the Second Lien Credit Facility and paid an arrangement fee of approximately $450 in connection with the Second Amendment.

Discontinued Operations: On October 17, 2006, the Company completed the sale of Dia Real to OPG Groep N.V. in a cash transaction valued at approximately $33,000. At September 30, 2006, Dia Real’s carrying value was approximately $22,000. The Company expects to record a gain on the sale in the fourth quarter of 2006. The Company used the net proceeds of $30,000 to repay a portion of the outstanding indebtedness under the First Lien Credit Facility.

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

Acquisitions and Dispositions

During the fourth quarter of 2005, we made the strategic decision to divest Facet Technologies, LLC (“Facet”) and our foreign diabetes service operations in Germany (“Dia Real”). On September 1, 2006, we completed the sale of Facet pursuant to a July 26, 2006, agreement with a private equity firm in a cash transaction valued at approximately $122 million. On September 22, 2006, we signed an agreement to sell Dia Real for approximately $33 million, and the transaction was completed on October 17, 2006. In the accompanying consolidated condensed financial statements, the assets and liabilities of these business units are reclassified as “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations,” respectively, and their results of operations are included in discontinued operations for all periods presented.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.4%	41.3%	32.3%	40.6%
Gross margin	67.6%	58.7%	67.7%	59.4%
Selling and administrative expenses	47.5%	51.4%	48.0%	53.0%
Provision for doubtful accounts	1.2%	1.9%	1.1%	2.0%
Amortization of intangible assets	2.1%	0.1%	2.2%	0.1%
Interest expense, net	8.0%	-0.1%	7.9%	1.2%
Other income (expense), net	0.4%	0.3%	0.4%	0.1%
Earnings from continuing operations before income taxes	9.2%	5.8%	8.9%	3.2%
Income tax expense	3.8%	2.4%	3.7%	1.3%
Earnings from continuing operations	5.4%	3.5%	5.2%	1.9%

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

Revenues from continuing operations increased by $37.9 million, or 82.0%, to $84.2 million for the three months ended September 30, 2006, from $46.3 million in the same period in 2005. This increase was due primarily to our acquisitions of CorSolutions effective January 1, 2006, and Winning Habits on October 1, 2005. Revenues from these acquired businesses contributed $32.1 million, or 84.7%, to the third quarter 2006 increase. Also contributing to the revenue growth was the addition of new and expanded accounts that were implemented in 2005 and 2006. Excluding maternity management program revenues, disease and condition management program revenues including wellness program revenues, increased $36.3 million, or 180.5%, to $56.4 million for the three months ended September 30, 2006. Wellness program revenues were $4.8 million for the three months ended September 30, 2006, compared to $803,000 for the same period in 2005. Maternity management program revenues increased $1.6 million, or 6.1%, to $27.7 million for the three months ended September 30, 2006. This increase was due to an increase in the days of service, continued revenue growth for programs added to our service offerings in 2004, as well as an increase in the disease management portion of our maternity management programs.

Cost of revenues as a percentage of revenues decreased to 32.4% for the three months ended September 30, 2006, from 41.3% for the same period in 2005. This decrease was primarily due to the growth in the disease and condition management and wellness program revenues and improved margins from these programs resulting from the leveraging impact of higher revenues.

Selling and administrative expenses increased $16.2 million to $40.0 million in the third quarter of 2006, compared to $23.8 million in the same period of 2005. We incurred increased costs as a result of our 2005 and 2006 acquisitions, primarily for salaries and other personnel related expenses and increased depreciation and amortization expenses related to our technology investments. Also included in our 2006 expense is approximately $1.9 million of share-based compensation we recorded pursuant to the adoption of Statement of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). As a percentage of revenues, selling and administrative expenses decreased to 47.5% in 2006, compared to 51.4% in 2005, primarily due to the leveraging impact of higher revenues and the synergies realized from the completion of our integration initiatives related to the CorSolutions acquisition in 2006.

The provision for doubtful accounts as a percentage of revenues was 1.2% for the three months ended September 30, 2006, compared to 1.9% for the same period in 2005. The provision, which is recorded primarily for our maternity management program revenues, is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. The percentage decrease results from an increase in the portion of revenues from our non-maternity management program sources.

We recorded $1.8 million and $40,000 of expense in 2006 and 2005, respectively, from the amortization of intangible assets. The increase in amortization expense resulted primarily from our 2006 acquisition of CorSolutions.

Interest expense, net, increased to $6.7 million in 2006 from net interest income of $45,000 in 2005. This increase was primarily the result of the new credit facilities we entered into in January 2006 in conjunction with our acquisition of CorSolutions (discussed below in “Financing Activities” under “Liquidity and Capital Resources”). In the third quarter of 2006, we allocated $2.5 million of interest expense and amortization expense of deferred financing fees related to the new credit facilities to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. EITF Issue 87-24 states that interest on debt that must be repaid when the disposal of discontinued operations occurs should be allocated to discontinued operations. In accordance with the terms of the new credit facilities, we used the net proceeds from the sales of Facet in the third quarter of 2006 and Dia Real in the fourth quarter of 2006 to repay a portion of the outstanding indebtedness. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 9.41% and 37.2% for the three-month periods ended September 30, 2006 and 2005, respectively. The higher weighted average interest rate in 2005 resulted from fees and expenses incurred related to the revolving credit facility, under which no amounts were outstanding in the three-month period of 2005.

Income tax expense for the three months ended September 30, 2006 and 2005, reflects a higher effective tax rate than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for continuing and discontinued operations in 2006 and 2005 were $3.3 million and $1.3 million, respectively, comprised of foreign, federal alternative minimum taxes and state income taxes. As of December 31, 2005, our remaining net operating loss carryforwards of $52.7 million, the tax effect of which is reflected on the balance sheet as a deferred tax asset, will be available to offset future taxable income. In addition, as a result of the acquisition of CorSolutions, we expect to have an additional $80 million to $85 million in net operating loss carryforwards, subject to certain limitations, to offset future taxable income.

On September 1, 2006, we completed the sale of Facet for total cash proceeds of $122.2 million and recorded a gain on the sale of $27.1 million, or $16.9 million, net of income taxes. The net proceeds were used to repay a portion of the outstanding indebtedness under our First Lien Credit Facility (see below). Goodwill of $76.2 million was charged against the gain. We also recorded a charge of $541,000 for unamortized share-based compensation expense due to the accelerated vesting of options outstanding for the Facet employees. Earnings from discontinued operations include the operations of Facet and Dia Real (sold on October 17, 2006), our domestic direct to consumer pharmacy and supplies business (sold on June 30, 2004), and our lab business (discontinued in June 2004). Earnings from discontinued operations were $1.3 million, net of tax, in 2006 compared to $4.8 million for the same period in 2005. Discontinued operations in 2006 include a pre-tax expense of $2.5 million for the allocation of interest and deferred financing fees related to the new credit facilities as described above.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

Revenues from continuing operations increased by $117.1 million, or 89.6%, to $247.7 million for the nine months ended September 30, 2006, from $130.7 million in the same period in 2005. Of this increase, $104.0 million, or 87.3%, resulted from our acquisitions of CorSolutions effective January 1, 2006, Winning Habits on October 1, 2005, and Miavita on April 1, 2005. Also contributing to the increase in revenues was the addition of new and expanded accounts as noted above in the third quarter explanation. Excluding maternity management program revenues, disease and condition management program revenues including wellness program revenues, increased $113.5 million, or 209.7%, to $167.6 million for the nine months ended September 30, 2006. Wellness program revenues were $13.8 million for the nine months ended September 30, 2006, compared to $1.8 million for the nine months ended September 30, 2005. Maternity management program revenues increased $3.6 million, or 4.7%, to $80.1 million for the nine months ended September 30, 2006.

Cost of revenues as a percentage of revenues decreased to 32.3% for the nine months ended September 30, 2006, from 40.6% for the same period in 2005. This decrease was primarily due to the growth in the disease and condition management and wellness program revenues and improved margins from these programs resulting from the leveraging impact of higher revenues.

Selling and administrative expenses increased $49.6 million to $118.8 million in the first nine months of 2006, compared to $69.3 million in the same period of 2005. As noted above, we incurred increased costs as a result of our acquisitions, primarily for salaries and other personnel related expenses and increased depreciation and amortization expenses. Also included in our 2006 expense is approximately $5.1 million of share-based compensation. Selling and administrative expenses as a percentage of revenues decreased to 48.0% in 2006, compared to 53.0% in 2005, due to the reasons noted above in the third quarter discussion.

The provision for doubtful accounts as a percentage of revenues was 1.1% for the nine-month period ended September 30, 2006, compared to 2.0% for the same period in 2005. The provision is recorded primarily for our maternity management program revenues, and the percentage decrease results from an increase in the portion of our revenues from non-maternity management program sources.

Amortization of intangible assets for the nine-month period was $5.4 million in 2006 compared to $80,000 in 2005. The expense increased due to our 2005 and 2006 acquisitions.

Interest expense, net, increased $17.9 million to $19.5 million in 2006, from $1.6 million in 2005. This increase was primarily the result of the new credit facilities we entered into in January 2006 in conjunction with our acquisition of CorSolutions. In the first nine months of 2006, we allocated $8.9 million of interest expense and amortization expense of deferred financing fees related to the new credit facilities to discontinued operations. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 9.24% and 9.76% for the nine months ended September 30, 2006 and 2005, respectively.

Income tax expense for the nine months ended September 30, 2006 and 2005, reflects a higher effective tax rate than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for continuing and discontinued operations in 2006 and 2005 were $4.7 million and $3.1 million, respectively, comprised of foreign, federal alternative minimum taxes and state income taxes. As of December 31, 2005, our remaining net operating loss carryforwards of $52.7 million, the tax effect of which is reflected on the balance sheet as a deferred tax asset, will be available to offset future taxable income. In addition, as a result of the acquisition of CorSolutions, we expect to have an additional $80 million to $85 million in net operating loss carryforwards, subject to certain limitations, to offset future taxable income.

As noted above in the third quarter discussion, on September 1, 2006, we completed the sale of Facet and recorded a gain on the sale of $27.0 million, or $16.9 million, net of income taxes. Goodwill of $76.2 million was charged against the gain, as well as a charge of $541,000 for unamortized share-based compensation expense as noted above in the third quarter discussion. Earnings from discontinued operations were $5.2 million, net of tax, in 2006 compared to $12.8 million for the same period in 2005. Discontinued operations in 2006 include a pre-tax expense of $8.9 million for the allocation of interest and deferred financing fees related to the new credit facilities as described above.

Liquidity and Capital Resources

Operating Activities
As of September 30, 2006, we had cash and cash equivalents of $28.2 million. Net cash provided by continuing operations was $11.2 million for the nine months ended September 30, 2006, compared to net cash used in continuing operations of $2.6 million in the comparable nine-month period of 2005. This increase was due primarily to an increase in earnings from continuing operations and an increase in non-cash charges for depreciation and amortization, deferred income taxes and share-based compensation. This increase was partially offset by decreases in accrued and other liabilities related primarily to the payment of transaction-related expenses incurred in the CorSolutions acquisition and a decrease in accounts payable.

Cash flows from discontinued operations were $(3.8) million and $12.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively. In 2006, cash flows used in discontinued operations included a $10.0 million settlement payment, net of $150,000 insurance reimbursement, for the two qui tam actions filed against the Company and its former subsidiary, Diabetes Self Care, Inc. This charge was included in earnings from discontinued operations for the year ended December 31, 2005. The 2006 period also reflects the allocation of $8.9 million in interest expense (before taxes) referenced above.

Our accounts receivable days’ sales outstanding, or DSO, were 60 days and 63 days at September 30, 2006, and December 31, 2005, respectively.

Investing Activities
Net cash used in investing activities totaled $323.4 million and $9.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase resulted from acquisition and divesture activity during 2006. On January 19, 2006, we completed the acquisition of CorSolutions for a cash payment of $434.7 million, net of cash acquired. Results of operations of this business have been included in our consolidated results of operations effective January 1, 2006. On September 1, 2006, we completed the sale of Facet for $121.6 million, net of $646,000 of cash transaction costs paid during the third quarter.

In April 2005, we completed the acquisition of Miavita for a net cash payment of $4.8 million. In May 2006, we paid $1.7 million of additional consideration for the first earn-out period of this acquisition as a result of certain operating milestones being achieved. The payment was recorded as additional goodwill.

Capital expenditures for continuing operations for the nine-month periods ended September 30, 2006 and 2005, totaled $8.5 million and $6.4 million, respectively, related primarily to the replacement and enhancement of computer information systems and to the replacement of medical devices used in our maternity management programs. We expect to expend a total of approximately $11 million to $13 million for capital items in 2006, including capital expenditures made in the first nine months.

Financing Activities
Net cash provided by financing activities was $321.0 million for the nine months ended September 30, 2006, compared to net cash used of $8.5 million for the same period in 2005.

On January 19, 2006, we funded the acquisition of CorSolutions with the proceeds from term loans and revolving credit loans pursuant to a credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent, as amended (the “New Credit Facilities”). The New Credit Facilities, as amended, provide for borrowings of up to an aggregate of $485 million and were divided between a First Lien Credit Facility and a Second Lien Credit Facility. The New Credit Facilities replaced our previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination.

The New Credit Facilities consisted of the following:

Loan	Outstanding Balance at September 30, 2006	Interest		Variable Interest Rate at September 30, 2006	Maturity Date
First Lien Credit Facility
Term Loan B Facility	$263.0 million	LIBOR plus 2.25% (a	)	7.62% to 7.65%	January 19, 2012
Term Loan C Facility (b)	$--	-		-	January 19, 2007
Revolving Credit Facility	$--	(c	)	(c )	January 19, 2011
Second Lien Credit Facility
Term Loan Facility	$65.0 million	LIBOR plus 6.75%		12.15%	January 19, 2012

(a)  Amounts borrowed under the Term Loan B Facility and the Term Loan C Facility accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement. Interest rates for these Facilities, as well as for the Term Loan Facility, are reset quarterly.
(b) We used the net proceeds from the sale of Facet and operating cash flows to prepay the outstanding indebtedness under the Term Loan C Facility.
(c) Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at the Company’s option, with the applicable spread determined by reference to Matria’s consolidated leverage ratio, as described in the applicable credit agreement. At September 30, 2006, the available balance under the Revolving Credit Facility was $28.7 million.

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

The New Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the New Credit Facilities include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. The First Lien Credit Facility also contains a consolidated first lien leverage ratio. At September 30, 2006, we were in compliance with all covenants of the New Credit Facilities.

During the third quarter of 2006, we made prepayments of $125.0 million toward the reduction of the First Lien Credit Facility. Of this amount, $115.0 million was paid from proceeds from the Facet divestiture and $10.0 million was paid from our operating cash flows. As of September 30, 2006, the outstanding balance under the New Credit Facilities was $328.0 million.

In November 2006, we amended the terms of the New Credit Facilities. Under the amended agreement, the First Lien Credit Facility was increased by $65.0 million, the proceeds of which were used to prepay the Second Lien Credit Facility. Based on the consolidated leverage ratio at the time of the amendment, borrowings under the First Lien Credit Facility bore interest at LIBOR plus 2.00%, a 475 basis point reduction from the Second Lien Credit Facility. We incurred a 2% prepayment penalty and the elimination of deferred financing costs on the Second Lien Credit Facility, both of which will be recorded in the fourth quarter of 2006 (see Note 9), Also, we made an additional $10.0 million prepayment on the First Lien Credit Facility during the fourth quarter, using funds from operating cash flows.

In February 2006, we entered into an interest rate swap agreement for a $100 million notional amount to hedge our exposure to fluctuations in interest rates related to the New Credit Facilities. In May 2006, we entered into a second interest rate swap agreement for an additional $100 million notional amount. The swap agreements had the economic effect of converting $200 million of our floating rate debt under the New Credit Facilities to fixed rate debt. Under the terms of the agreements, we will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.399% and 5.367%, respectively, at September 30, 2006). We reflected the interest rate swap agreements on the consolidated condensed balance sheet at a fair value of $349,000 at September 30, 2006, which was based upon the estimated amount we would pay upon settlement of the agreements, taking into account interest rates at September 30, 2006. For the three-month and nine-month periods ended September 30, 2006, we recognized a net gain of $74,000 and a net loss of $7,000, respectively, from the cash flow hedges, which are included in “interest expense” in the consolidated condensed statements of operations.

In September 2006, we entered into a forward exchange agreement with a bank to eliminate the potential impact of foreign exchange fluctuations on the U.S. dollar equivalent of the expected euro proceeds from the sale of Dia Real. Under the terms of the agreement, we agreed to sell €26.0 million at the forward rate (1.2837) and receive approximately $33.4 million on the settlement date. We reported the forward exchange agreement at fair value ($347,000 at September 30, 2006), which is recorded in “Prepaid expenses and other current assets” on the consolidated condensed balance sheet and “Other income, net” on the consolidated condensed statement of operations.

During the second quarter of 2005, we paid $15.5 million (including $294,000 of accrued but unpaid interest) to the noteholders of our 4.875% convertible senior subordinated notes, which were redeemed in May 2005. This “make-whole payment” equaled the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009.

Proceeds received from participants under our stock purchase and stock option plans totaled $3.5 million and $6.3 million for the nine months ended September 30, 2006 and 2005, respectively.

We believe that our cash, other liquid assets, operating cash flows and new credit facilities, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least the next twelve months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated condensed financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following sets forth our future minimum payments required under our contractual obligations as of September 30, 2006:
	Payments Due by Year
	(Amounts in thousands)
	Total	Less than 1 Year (2)	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (1)	$331,503	$54,141	$7,300	$192,125	$77,937
Capital lease obligations	208	172	36	-	-
Operating lease obligations	32,879	8,393	14,929	5,785	3,772
Other long-term obligations	7,932	2,600	3,204	1,133	995
Acquisition obligations	43,340	43,340	-	-	-
Total	$415,862	$108,646	$25,469	$199,043	$82,704

(1)	Does not include interest expense associated with our long-term debt obligations.
(2)
During the fourth quarter of 2006, we made additional prepayments on the New Credit Facilities to reduce the amounts due in less than one year to $14.1 million for long-term debt obligations and $68.8 million for "total" payments.  See the Subsequent Events footnote at Note 9.

Principal and interest payments of $662,500 and $6.4 million, respectively, under the New Credit Facilities are payable in the remaining three months of 2006. Interest payments are based upon interest rates in effect at September 30, 2006, and reflect debt pre-payment from operations and the proceeds from the sales of Facet and Dia Real. Capital expenditures of approximately $11 million to $13 million are estimated in 2006 as we continue to enhance our computer information systems, including capital expenditures made in the first nine months of 2006.

We have restricted funds of $1.3 million as of September 30, 2006, that represent amounts held in escrow related to customer contracts. Funds are held in interest-bearing investment accounts.

As of September 30, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, except for our indemnification obligations related to potential breaches of the representations and warranties contained in the definitive agreement to sell Facet, which obligations are capped at $12.5 million..

Other Factors Affecting Liquidity
In connection with our acquisitions of WinningHabits and Miavita, we will be required to pay additional consideration in future periods, based upon the attainment of defined operating objectives of these businesses. In accordance with SFAS No. 141, Business Combinations, we accrue contingent consideration obligations upon attainment of the objectives. Additionally, any such payments would result in increases in goodwill.

We currently estimate that the additional consideration pursuant to the terms of our earn-out agreement for the WinningHabits acquisition could be between $35 million and $40 million, although the amount could be more or less depending on the 2006 performance of WinningHabits. The additional consideration payable, based on the attainment of the operating objectives for the nine months ended September 30, 2006, was $23.3 million, which is included in “Accrued liabilities” on the consolidated condensed balance sheets. The final amount for WinningHabits will be payable in 2007.

Also included in “Accrued liabilities" is $20 million for additional consideration for the second earn-out period ending March 31, 2007, for the Miavita acquisition. On November 6, 2006, we entered into a Settlement Agreement and Release with the seller that effectively amends the terms of the original acquisition agreement to fix the amount payable for the second earn-out period at $20 million plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment is payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, are at least $500,000. We currently estimate the potential additional consideration pursuant to the terms of the Settlement Agreement and Release could be between $20 million and $24 million.

Goodwill was increased by $45 million at September 30, 2006, relative to the amounts determined at the acquisition date for the additional consideration payable under our earn-out agreements with WinningHabits and Miavita.

Uncertainties

We are subject to various legal claims and actions incidental to our business and the businesses of our predecessors, including product liability claims and professional liability claims. We maintain insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) lawsuits will not be filed against us in the future, (ii) our prior experience with respect to the disposition of litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices, if at all, for incidents arising or claims made in the future. There are no pending legal or governmental proceedings to which we are a party that we believe would, if adversely resolved, have a material adverse effect on us. For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service, or (v) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as “Unearned revenues” in the consolidated balance sheets. Such amounts are subsequently recognized as revenue as services are performed.

Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements, or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as “Unearned revenues” in the consolidated balance sheets. If we do not meet performance levels by the end of the operations period under the contract, we are contractually obligated to refund some or all of the at-risk fees. Historically, such adjustments have been immaterial to our financial condition and results of operations.

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

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provision of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of September 30, 2006, we reported goodwill and identifiable intangible assets at net carrying amounts of $488.9 million and $57.7 million, respectively. The total of $546.6 million represents approximately 74% of our total assets as of September 30, 2006.

We review goodwill and identifiable intangibles for impairment annually as of December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we compare the book value of net assets to the fair value of the related reporting units that have goodwill and indefinite life intangibles assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. We estimate the fair values of the reporting units based on the present value of estimated future free cash flows. Based on the evaluation, management concluded that no impairment of recorded goodwill and intangibles existed at December 31, 2005. The approach utilized is dependent on a number of factors, including estimates of future revenues and operating costs, appropriate discount rates and other variables. We based our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates. As of September 30, 2006, there were no changes in circumstances that indicated the goodwill and intangibles carrying values were impaired or may not be recoverable, and, as a result, impairment testing was not required.

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

The income tax expense for continuing operations was $3.2 million and $9.2 million for the three-month and nine-month periods ended September 30, 2006, respectively, compared to $1.1 million and $1.7 million, respectively, for the same periods in 2005. Reflected in 2006 and 2005 were various non-deductible permanent differences between tax and financial reporting. As of December 31, 2005, our remaining net operating loss carryforwards of $52.7 million, the tax effect of which is reflected on the balance sheet in the deferred tax asset, will be available to offset future taxable income liabilities. In addition, as a result of the acquisition of CorSolutions, we expect to have an additional $80 million to $85 million in net operating loss carryforwards, subject to certain limitations, to offset future taxable income. Based on projections of taxable income in 2006 and future years, management believes that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of September 30, 2006, and for the first nine months of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated condensed financial statements for the prior period presented has not been restated to reflect, and does not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated condensed statements of operations during the three and nine months ended September 30, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As share-based compensation expense recognized in the consolidated condensed statements of operations for the three months and nine months ended September 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we estimated forfeitures at the time of grant and, if necessary, revised the estimates in subsequent periods if actual forfeitures differed from those estimates.

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

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of this interpretation is January 1, 2007, the first fiscal year beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 to determine its impact, if any, on our financial statements but presently anticipate that its adoption will not have a material impact on our results of operations and financial position.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of this new standard and have not concluded our analysis on the impact, if any, to our results of operations and financial position.

Prior Year Misstatements. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financials. Under the provisions of SAB No. 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach. After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a reporting entity’s financial statements must be adjusted. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the requirements of SAB No. 108 and have not concluded our analysis on the impact, if any, to our results of operations and financial position.

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
(i)	Changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates;
(ii)	The loss of major payors or customers;
(iii)	Impairment of the Company’s rights in intellectual property;
(iv)	Increased or more effective competition;
(v)	New technologies that render obsolete or non-competitive products and services offered by the Company;
(vi)	Changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations;
(vii)	Increased exposure to professional negligence liability;
(viii)	Difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses;
(ix)	Losses due to foreign currency exchange rate fluctuations or deterioration of economic conditions in foreign markets;
(x)	Changes in company-wide or business unit strategies;
(xi)	The effectiveness of the Company’s advertising, marketing and promotional programs;
(xii)	Market acceptance of the Company’s wellness and disease and condition management programs and the Company’s ability to sign and implement new wellness and disease and condition management contracts;
(xiii)	Inability to successfully manage the Company’s growth;
(xiv)	Acquisitions that strain the Company’s financial and operational resources;
(xv)
Inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for failure to meet the clinical or cost savings performance criteria under the Company’s disease management contracts or inability to reach agreement with the Company’s disease management customers with respect to the same;

(xvi)
Inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts;

(xvii)	Increases in interest rates;
(xviii)	Changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment;
(xix)	The availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures;
(xx)	Higher than anticipated costs of doing business that cannot be passed on to customers;
(xxi)	Pricing pressures;
(xxii)	Information technology failures or obsolescence or the inability to effectively integrate new technologies;
(xxiii)	The outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment;
(xxiv)	Competition for staff; and
(xxv)
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

Our primary interest rate risk relates to the New Credit Facilities and our interest rate swap facilities. In February 2006 and May 2006, we entered into interest rate swap agreements with notional amounts totaling $200 million with a bank under which we will pay the bank fixed base rates of interest of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.399% and 5.367%, respectively, at September 30, 2006). The agreements, which have a two-year term, have the economic effect of converting a portion of our floating rate debt to fixed rate debt. Based upon the total amount outstanding at September 30, 2006, not covered by interest rate swaps and adjusted to include the expected proceeds from the sale of Dia Real and prepayments of indebtedness during the fourth quarter of 2006, a hypothetical two percentage point increase in the interest rates for a duration of one year would result in additional interest expense of approximately $2 million.

In September 2006, we entered into a forward exchange agreement with a bank to eliminate the potential impact of foreign exchange fluctuations on the U.S. dollar equivalent of the expected euro proceeds from the sale of Dia Real. Under the terms of the agreement, we agreed to sell €26.0 million at the forward rate (1.2837) and receive approximately $33.4 million on the settlement date. A hypothetical 10% change in the in the euro rate at September 30, 2006, would have impacted pre-tax earnings by approximately $35,000 for the change in fair value of the financial instrument.

In the nine months ended September 30, 2006, our operations outside the United States with sales denominated in currencies other than the U.S. dollar (Germany) are exposed to fluctuations in currency values in the normal course of business. Our operations with such exposure are presented as “discontinued operations” in the consolidated condensed statement of operations and as “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations” on the consolidated condensed balance sheets. We do not consider the impact of currency fluctuations to represent a significant risk and have chosen not to hedge our foreign currency net investment exposure. Based on our results for 2006 and balances as of September 30, 2006, a hypothetical 10% change in the currency exchange rates would impact annual pre-tax earnings by approximately $530,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

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

Except for the CorSolutions acquisition, Messrs. Petit and Hinton have concluded that there have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

As of the date of the report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on form 10-K for the year ended December 31, 2005.

Item 5. Other Information

Effective November 2, 2006, Matria Healthcare, Inc. (“Matria”) entered into a second amendment (the “Second Amendment”) to the Credit Agreement dated January 19, 2006 (the “Credit Agreement”), by and among Matria, certain of its domestic subsidiaries, as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and collateral agent, a copy of which is attached as Exhibit 10.2 to Matria’s Form 8-K filed on January 25, 2006. A copy of the Second Amendment is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The Second Amendment increased the First Lien Credit Facility under the Credit Agreement by $65 million, the proceeds of which were used to prepay in full the Second Lien Credit Facility under the Term Loan Agreement, dated January 19, 2006, by and among the parties to the Credit Agreement. All the other terms and conditions of the Credit Agreement (other than those relating to the increased amount of the First Lien Credit Facility and those that are no longer applicable because they relate solely to the Second Lien Credit Facility) remain unchanged. The Company incurred a two percent (2%) prepayment penalty in connection with the prepayment of the Second Lien Credit Facility and paid an arrangement fee of $450,000 in connection with the Second Amendment.

On March 9, 2005, Matria and Miavita LLC (“Miavita”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which Matria purchased substantially all of the business and assets of Miavita for initial consideration of $5 million. The Asset Purchase Agreement was attached as Exhibit 99.1 to Matria’s Form 10-Q filed on May 10, 2005. The Asset Purchase Agreement provided for additional, contingent consideration based on the financial performance of the acquired business in subsequent periods. The Seller noticed its objection to certain aspects of Matria’s calculation of the payment for the first earn-out period. In order to resolve the dispute and forestall disputes as to the second earn-out period, on November 6, 2006, the parties entered into a Settlement Agreement and Release that effectively amends the terms of the Asset Purchase Agreement to fix the amount payable for the second earn-out period at $20 million plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment is payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, are at least $500,000. A copy of the Settlement Agreement and Release is filed with this Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

On November 6, 2006, the Company entered into a Severance Compensation and Restrictive Covenant Agreement with Yvonne V. Scoggins (the “Severance Agreement”). The Severance Agreement provides for a lump sum severance payment to Ms. Scoggins in the event that her employment is involuntarily terminated prior to a change-in-control for reasons other than death, disability or “cause” (as defined in the Severance Agreement) or if she voluntarily terminates employment for “good reason” (as defined in the Severance Agreement). The severance payment is an amount equal to two times Ms. Scoggins’ annual base salary, targeted base bonus and car allowance at the time of termination of employment. In addition, in circumstances in which Ms. Scoggins is entitled to a severance payment, she is also entitled to receive, for a period of two years after the date of termination, life and health insurance coverage, and certain other fringe benefits equivalent to those in effect at the date of termination of employment. The Severance Agreement requires Ms. Scoggins to comply with certain covenants that preclude her from competing with the Company or soliciting customers or employees of the Company for a period of two years following termination of employment. The Severance Agreement replaced the agreement previously entered into with Ms. Scoggins on April 27, 2002, relative to non change-in-control severance and is in substitution of the non change-in-control severance agreement reported in the Form 8-K filed on April 26, 2006, which was never executed by Ms. Scoggins. A copy of the Severance Agreement is attached hereto as Exhibit 10.3 and is incorporated herein by reference. Also attached as Exhibits 10.4 through 10.12 are the other severance agreements referenced in the Form 8-K filed on April 26, 2006.

Item 6. Exhibits

Exhibit Number

10.1
Second Amendment to the Credit Agreement and Consent, effective November 2, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A., as administrative agent and collateral agent.

10.2	Settlement Agreement and Release dated November 6, 2006, between Matria and MAJ Industries LLC (fka Miavita LLC).

10.3*	Severance Compensation and Restrictive Covenant Agreement between Matria and Yvonne V. Scoggins dated November 6, 2006.

10.4*	Severance Compensation and Restrictive Covenant Agreement between Matria and Richard M. Hassett, M.D. dated April 26, 2006.

10.5*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Richard M. Hassett, M.D. dated April 26, 2006.

10.6*	Severance Compensation and Restrictive Covenant Agreement between Matria and Jeffrey L. Hinton dated April 26, 2006.

10.7*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Jeffrey L. Hinton dated April 26, 2006.

10.8*	Severance Compensation and Restrictive Covenant Agreement between Matria and Roberta L. McCaw dated April 26, 2006.

10.9*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Roberta L. McCaw dated April 26, 2006.

10.10*	Severance Compensation and Restrictive Covenant Agreement between Matria and Parker H. Petit dated April 26, 2006.

10.11*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Parker H. Petit dated April 26, 2006.

10.12*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Yvonne V. Scoggins dated April 26, 2006.

10.13	Matria Healthcare, Inc. Board of Directors’ Charter of Corporate Governance and Nominating Committee

11	Computation of Earnings (Loss) per Share.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton.

32.1	Section 1350 Certification by Parker H. Petit.

32.2	Section 1350 Certification by Jeffrey L. Hinton

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

November 8, 2006	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer

/s/ Jeffrey L. Hinton
Jeffrey L. Hinton
Senior Vice President and
Chief Financial Officer