Form 10-Q/A
period 2006-09-30
MATRIA HEALTHCARE INC
filed 2007-03-20
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Matria Healthcare, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2006 (the “Original Filing”), to amend and restate the Company’s consolidated financial statements (the “Restatement”) for the three and nine months ended September 30, 2006. The Company is amending and restating its consolidated financial statements to record income tax expense adjustments related to the quarterly period ended September 30, 2006.  In addition, the Company is restating its consolidated financial statements to record adjustments to its Accrued liabilities and Goodwill as of September 30, 2006.

In 1999, the Company acquired substantially all of the assets of Gainor Medical Management, LLC (“Gainor”), including its wholly owned subsidiary Facet Technologies, LLC ("Facet").   In connection with the purchase of Gainor, the Company incorrectly calculated the purchase price allocation made for tax purposes in 1999. As a result, when the Company disposed of Facet in September 2006, it incorrectly calculated the after-tax gain on the disposition of Facet because the original purchase price allocation made in 1999 was incorrect. For the three months and nine months ended September 30, 2006, the Company’s income tax expense on the gain on disposal of Facet was overstated by approximately $7.3 million. Accordingly, the effects of the adjustments on the Company’s financial statements for the three and nine months ended September 30, 2006 are an increase of $5.5 million to the long-term portion of deferred tax assets, a decrease of $1.8 million to income taxes payable, and a corresponding decrease of $7.3 million in income tax expense, which results in an increase to gain on disposal of Facet, net of income taxes, and an increase in diluted earnings per share from discontinued operations of $7.3 million and $0.34, respectively, for the three and nine months ended September 30, 2006. These adjustments do not affect the Company’s earnings from continuing operations for these periods as previously reported.

In addition, the Company recorded adjustments to eliminate the contingent consideration liability, included in Accrued liabilities on the consolidated condensed balance sheet, for the acquisition of WinningHabits, Inc. ("WinningHabits") as the contingency was not resolved and additional consdieration was not issuable as of September 30, 2006.  The effects of the adjustments on the Company's consolidated balance sheet as of September 30, 2006, were decreases in Goodwill and Accrued liabilities of $23.3 million.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. However, this Amendment amends and restates Items 1, 2 and 4 of Part I, in each case as a result of, and to reflect, the Restatement and related matters. For a description of the Restatement, see Note 2, “Restatement of Financial Statements,” to the accompanying interim consolidated financial statements contained in this Amendment. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the Original Filing have been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events. Except for the amended information related to the Restatement, the information in this Amendment is as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q/A
SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,178	$22,758
Restricted cash	1,344	550
Trade accounts receivable, less allowances of $4,086 and
$3,886 at September 30, 2006 and December 31, 2005, respectively	55,888	33,996
Assets held for sale	30,322	132,455
Prepaid expenses and other current assets	8,631	6,588
Deferred income taxes	10,447	8,629
Total current assets	134,810	204,976

Property and equipment, net	37,851	26,430
Goodwill, net	465,520	69,248
Other intangibles, net	57,677	6,935
Deferred income taxes	13,739	10,666
Other assets	13,841	4,952
	$723,438	$323,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, principally trade	$9,778	$10,702
Current installments of long-term debt	54,313	1,021
Liabilities related to assets held for sale and other
discontinued operations	10,980	31,042
Unearned revenues	14,518	7,205
Accrued liabilities	44,566	13,412
Total current liabilities	134,155	63,382
Long-term debt, excluding current installments	277,714	2,099
Other long-term liabilities	7,618	5,788
Total liabilities	419,487	71,269

Shareholders' equity:
Preferred stock, $.01 par value. Authorized 50,000 shares;
none outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock, $.01 par value. Authorized 50,000 shares;
issued and outstanding 21,311 and 20,832 at September 30, 2006
and December 31, 2005, respectively	211	208
Additional paid-in capital	409,635	400,488
Accumulated deficit	(106,841)	(149,026)
Accumulated other comprehensive earnings	946	268
Total shareholders' equity	303,951	251,938

	$723,438	$323,207

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Revenues	$84,186	$46,266	$247,719	$130,651

Cost of revenues	27,243	19,089	80,104	53,025
Selling and administrative expenses	40,027	23,767	118,845	69,250
Provision for doubtful accounts	1,021	878	2,785	2,621
Amortization of intangible assets	1,786	40	5,358	80
Total costs and operating expenses	70,077	43,774	207,092	124,976

Operating earnings from continuing operations	14,109	2,492	40,627	5,675

Interest income	434	224	1,165	642
Interest expense	(7,136)	(179)	(20,699)	(2,245)
Other income, net	310	156	879	137
Earnings from continuing operations before income taxes	7,717	2,693	21,972	4,209

Income tax expense	(3,185)	(1,091)	(9,190)	(1,705)
Earnings from continuing operations	4,532	1,602	12,782	2,504

Discontinued Operations:
Earnings from discontinued operations, net of income taxes	1,261	4,835	5,159	12,813
Gain on disposal of discontinued operations, net of income taxes	24,244	-	24,244	-
Earnings from discontinued operations	25,505	4,835	29,403	12,813
Net earnings	$30,037	$6,437	$42,185	$15,317

Net earnings per common share:
Basic:
Continuing operations	$0.22	$0.08	$0.61	$0.14
Discontinued operations	1.21	0.23	1.40	0.70
	$1.43	$0.31	$2.01	$0.84

Diluted:
Continuing operations	$0.21	$0.07	$0.59	$0.13
Discontinued operations	1.18	0.23	1.36	0.67
	$1.39	$0.30	$1.95	$0.80

Weighted average shares outstanding:
Basic	21,041	20,632	20,957	18,136
Diluted	21,554	21,728	21,644	19,193

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(as restated)
Cash Flows from Operating Activities:
Net earnings	$42,185	$15,317
Less earnings from discontinued operations, net of income taxes	(29,403)	(12,813)
Earnings from continuing operations	12,782	2,504
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization (including debt discount and expenses)	15,670	4,644
Provision for doubtful accounts	2,785	2,621
Deferred income taxes	9,190	5,113
Share based compensation	5,131	-
Imputed interest on acquisition consideration	1,747	-
Other	-	294
Changes in assets and liabilities:
Trade accounts receivable	(10,472)	(9,415)
Prepaid expenses and other current assets	2,331	(1,214)
Noncurrent assets	(421)	(577)
Accounts payable	(4,348)	(1,179)
Accrued and other liabilities	(23,230)	(5,432)
Net cash provided by (used in) continuing operations	11,165	(2,641)
Net cash provided by (used in) discontinued operations	(3,847)	11,977
Net cash provided by operating activities	7,318	9,336
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,478)	(6,382)
Purchases of property and equipment related to discontinued operations	(379)	(1,380)
Acquisition of businesses, net of cash received	(434,727)	(4,754)
Proceeds from the sale of business, net of transaction costs	121,598	-
Payment of acquisition obligation	(1,677)	-
Decrease in restricted cash	261	3,273
Net cash used in investing activities	(323,402)	(9,243)
Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt, net of transaction costs	443,977	-
Proceeds from the issuance of debt	2,556	2,083
Principal repayments of long-term debt	(129,012)	(1,581)
Proceeds from issuance of common stock	3,479	6,333
Net payment for conversion of 4.875% convertible senior notes and related transaction costs	-	(15,332)
Net cash provided by (used in) financing activities	321,000	(8,497)
Effect of exchange rate changes on cash and cash equivalents	504	(388)
Net increase (decrease) in cash and cash equivalents	5,420	(8,792)
Cash and cash equivalents at beginning of year	22,758	35,317
Cash and cash equivalents at end of period	$28,178	$26,525

Supplemental disclosure of cash paid for:
Interest	$23,933	$3,017
Income taxes	$4,665	$3,088
Supplemental disclosure of non-cash transactions:
Conversion of debt to equity	$-	$83,384

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

2. Restatement of Financial Statements

In connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2006, the Company determined that an error had been made in calculating its income tax expense for the disposition of Facet Technologies, LLC (“Facet”) (see note 9). Effective January 1, 1999, the Company acquired substantially all of the assets of Gainor Medical Management, LLC (“Gainor Medical”), which included Facet, for approximately $147,800. In 1999, the Company had incorrectly calculated the purchase price allocation for tax purposes related to the Gainor Medical acquisition. This resulted in the Company incorrectly determining its income tax expense for the sale of Facet in the third quarter of 2006. For the three months and nine months ended September 30, 2006, the Company’s income tax expense on the gain on disposal of Facet was overstated by approximately $7,300. The Company concluded that there was a material error in its income tax expense for the three and nine months ended September 30, 2006, requiring the restatement of the Company’s financial statements for the quarter ended September 30, 2006. The effect of the adjustments on the Company’s interim financial statements for the three and nine months ended September 30, 2006, was an increase of $5,557 to long-term portion of deferred tax assets, a decrease of $1,762 to income taxes payable, which is included in Accrued liabilities, and a decrease of $7,319 in income tax expense, which resulted in an increase to the after-tax gain on disposal of discontinued operations and a reduction in the accumulated deficit.

In addition, the Company recorded adjustments to eliminate the contingent consideration liability, included in Accrued liabilities on the consolidated condensed balance sheet, for the acquisition of WinningHabits, Inc. ("WinningHabits") as the contingency was not resolved and additional consideration was not issuable as of September 30, 2006.  The effects of the adjustments on the Company's consolidated balance sheet as of September 30, 2006, were decreases in Goodwill and Accrued liabilities of $23,340.

The following tables summarize the effect of the restatement adjustments on the financial statements as of and for the three and nine months ended September 30, 2006:

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands)

	September 30,		September 30,
	2006	Adjustments	2006
	(as reported)		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,178	$-	$28,178
Restricted cash	1,344	-	1,344
Trade accounts receivable, less allowances of $4,086 and
$3,886 at September 30, 2006 and December 31, 2005, respectively	55,888	-	55,888
Assets held for sale	30,322	-	30,322
Prepaid expenses and other current assets	8,631	-	8,631
Deferred income taxes	10,447	-	10,447
Total current assets	134,810	-	134,810

Property and equipment, net	37,851	-	37,851
Goodwill, net	488,860	(23,340)	465,520
Other intangibles, net	57,677	-	57,677
Deferred income taxes	8,182	5,557	13,739
Other assets	13,841	-	13,841
	$741,221	$(17,783)	$723,438

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, principally trade	$9,778	$-	$9,778
Current installments of long-term debt	54,313	-	54,313
Liabilities related to assets held for sale and other
discontinued operations	10,980	-	10,980
Unearned revenues	14,518	-	14,518
Accrued liabilities	69,668	(25,102)	44,566
Total current liabilities	159,257	(25,102)	134,155
Long-term debt, excluding current installments	277,714	-	277,714
Other long-term liabilities	7,618	-	7,618
Total liabilities	444,589	(25,102)	419,487

Shareholders' equity:
Preferred stock, $.01 par value. Authorized 50,000 shares;
none outstanding at September 30, 2006 and December 31, 2005	-	-	-
Common stock, $.01 par value. Authorized 50,000 shares;
issued and outstanding 21,311 and 20,832 at September 30, 2006
and December 31, 2005, respectively	211	-	211
Additional paid-in capital	409,635	-	409,635
Accumulated deficit	(114,160)	7,319	(106,841)
Accumulated other comprehensive earnings	946	-	946
Total shareholders' equity	296,632	7,319	303,951

	$741,221	$(17,783)	$723,438

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)

	Three Months ended September 30, 2006	Adjustments	Three Months ended September 30, 2006
	(as reported)		(as restated)
Revenues	$84,186	$-	$84,186

Cost of revenues	27,243	-	27,243
Selling and administrative expenses	40,027	-	40,027
Provision for doubtful accounts	1,021	-	1,021
Amortization of intangible assets	1,786	-	1,786
Total costs and operating expenses	70,077	-	70,077

Operating earnings from continuing operations	14,109	-	14,109

Interest income	434	-	434
Interest expense	(7,136)	-	(7,136)
Other income, net	310	-	310
Earnings from continuing operations before income taxes	7,717	-	7,717

Income tax expense	(3,185)	-	(3,185)
Earnings from continuing operations	4,532	-	4,532

Discontinued Operations:
Earnings from discontinued operations, net of income taxes	1,261	-	1,261
Gain on disposal of discontinued operations, net of income taxes	16,925	7,319	24,244
Earnings from discontinued operations	18,186	7,319	25,505
Net earnings	$22,718	$7,319	$30,037

Net earnings per common share:
Basic:
Continuing operations	$0.22	$-	$0.22
Discontinued operations	0.86	0.35	1.21
	$1.08	$0.35	$1.43

Diluted:
Continuing operations	$0.21	$-	$0.21
Discontinued operations	0.84	0.34	1.18
	$1.05	$0.34	$1.39

Weighted average shares outstanding:
Basic	21,041	21,041	21,041
Diluted	21,554	21,554	21,554

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(In thousands, except per share amounts)

	Nine Months ended September 30, 2006	Adjustments	Nine Months ended September 30, 2006
	(as reported)		(as restated)
Revenues	$247,719	$-	$247,719

Cost of revenues	80,104	-	80,104
Selling and administrative expenses	118,845	-	118,845
Provision for doubtful accounts	2,785	-	2,785
Amortization of intangible assets	5,358	-	5,358
Total costs and operating expenses	207,092	-	207,092

Operating earnings from continuing operations	40,627	-	40,627

Interest income	1,165	-	1,165
Interest expense	(20,699)	-	(20,699)
Other income, net	879	-	879
Earnings from continuing operations before income taxes	21,972	-	21,972

Income tax expense	(9,190)	-	(9,190)
Earnings from continuing operations	12,782	-	12,782

Discontinued Operations:
Earnings from discontinued operations, net of income taxes	5,159	-	5,159
Gain on disposal of discontinued operations, net of income taxes	16,925	7,319	24,244
Earnings from discontinued operations	22,084	7,319	29,403
Net earnings	$34,866	$7,319	$42,185

Net earnings per common share:
Basic:
Continuing operations	$0.61	$-	$0.61
Discontinued operations	1.05	0.35	1.40
	$1.66	$0.35	$2.01

Diluted:
Continuing operations	$0.59	$-	$0.59
Discontinued operations	1.02	0.34	1.36
	$1.61	$0.34	$1.95

Weighted average shares outstanding:
Basic	20,957	20,957	20,957
Diluted	21,644	21,644	21,644

The adjustments to the consolidated condensed balance sheet and consolidated condensed statements of operations as of and for the three and nine months ended September 30, 2006, had no impact on total cash flows from operating, investing and financing activities.

3. Recently Issued and Recently Adopted Accounting Standards

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

Other Acquisitions. In connection with Matria’s acquisitions of WinningHabits on October 1, 2005, and Miavita LLC (“Miavita”) on April 1, 2005, the Company is required to pay additional consideration in future periods, based upon the financial performance of these businesses.

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

Goodwill was increased by $21,677 at September 30, 2006, relative to the amounts for the additional consideration payable under the Miavita earn-out agreement noted above.

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

During 2005, the Board of Directors of the Company amended and restated the 2004 Stock Incentive Plan to increase the number of shares available for issuance to 1,610,000. The plan was also renamed the Long-Term Stock Incentive Plan and is available for employees, officers, independent contractors and consultants of the Company. The Long-Term Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. The Long-Term Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 150,000 shares. The maximum term of each stock option is ten years from the date of grant, and five years in the case of an incentive stock option granted to a person owning more than ten percent of the combined voting power of the Company or an affiliate. Options vest over a period of years (generally three to five), in each case as specified in the individual option agreement. Restricted stock vests over a period of years (generally three), subject to satisfactory achievement of performance goals, in each case as specified in the individual restricted stock agreement.

During 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2002 Stock Incentive Plan also has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Options, stock bonuses and rights to purchase the Company’s common stock may be granted to exercise or purchase an aggregate of not more than 375,000 shares of the Company’s common stock. The 2002 Stock Incentive Plan contains a $100 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares. The term of each option is ten years from the date of grant. Options vest over a period of years (generally three to five),  in each case as specified in the individual stock option agreement.

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

8. Derivative Financial Instruments

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

On September 1, 2006, the Company completed the sale of Facet pursuant to a definitive agreement signed on July 26, 2006, for total cash proceeds of $122,244. The sale resulted in a gain of $27,075, or $24,244 net of income taxes. The assets sold consisted primarily of inventories, property and equipment and other assets. The buyer also assumed certain accrued liabilities. Goodwill of $76,157 was charged against the gain. In connection with the sale, the Company recorded transaction-related costs of $4,015, of which $646 related to cash transactions during the third quarter of 2006, $541 related to unamortized share-based compensation expense for the accelerated vesting of options outstanding for the Facet employees, and $2,828 was accrued for other liabilities related to the sale. The accrued liability balance was included in “Liabilities related to assets held for sale and other discontinued operations” at September 30, 2006, and consisted of the following:

Type of Charge	September 30, 2006
Transaction costs	$1,750
Employee retention costs	290
Lease obligation	384
Other	404
Total	$2,828

On September 22, 2006, the Company signed a definitive agreement for the sale of Dia Real for approximately $33,000 in a transaction that was completed on October 17, 2006 (see Note 10).

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

Type of Charge	Balance December 31, 2005	Additions	Payments	Adjustments	Balance September 30, 2006
Contractual obligations	$500	$-	$(487)	$(13)	$-
Qui tam settlement cost	10,000	-	(10,000)	-	-
Other accruals	50	-	(8)	(42)	-
Total	$10,550	$-	$(10,495)	$(55)	$-

    The operating results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)

Revenues	$29,982	$37,757	$102,610	$115,047

Earnings from discontinued operations	$2,221	$8,152	$8,855	$21,548
Gain on disposal of discontinued operation	27,075	-	27,075	-
Income tax expense	(3,791)	(3,317)	(6,527)	(8,735)
Earnings from discontinued operations, net of tax	$25,505	$4,835	$29,403	$12,813

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

10. Subsequent Events

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

Restatement of Financial Statements

       As discussed in Note 2 of the notes to the consolidated condensed financial statements included elsewhere in this Amendment, the Company restated its consolidated unaudited financial statements for the three and nine months ended September 30, 2006, to correct its income tax expense for the three months and nine months ended September 30, 2006. The effect of the adjustments on the statements of income for the three and nine months ended September 30, 2006, was an increase in the after tax gain on disposal of discontinued operations of $7.3 million.

In addition, the Company recorded adjustments to eliminate the contingent consideration liability, included in Accrued liabilities on the consolidated condensed balance sheet, for the acquisiton of WinningHabits as the contingency was not resolved and additional consideration was not issuable as of September 30, 2006.  The effects of the adjustments on the Company's consolidated balance sheet as of September 30, 2006, were decreases in Goodwill and Accrued liabilities of $23.3 million.  The discussion below reflects the restatement adjustments.

Results of Operations

The following table summarizes key components in our financial statements for continuing operations expressed as a percentage of revenues. An explanation of the results follows the table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.4%	41.3%	32.3%	40.6%
Gross margin	67.6%	58.7%	67.7%	59.4%
Selling and administrative expenses	47.5%	51.4%	48.0%	53.0%
Provision for doubtful accounts	1.2%	1.9%	1.1%	2.0%
Amortization of intangible assets	2.1%	0.1%	2.2%	0.1%
Interest expense, net	8.0%	-0.1%	7.9%	1.2%
Other income (expense), net	0.4%	0.3%	0.4%	0.1%
Earnings from continuing operations before income taxes	9.2%	5.8%	8.9%	3.2%
Income tax expense	3.8%	2.4%	3.7%	1.3%
Earnings from continuing operations	5.4%	3.5%	5.2%	1.9%

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

On September 1, 2006, we completed the sale of Facet for total cash proceeds of $122.2 million and recorded a gain on the sale of $27.1 million, or $24.2 million, net of income taxes. The net proceeds were used to repay a portion of the outstanding indebtedness under our First Lien Credit Facility (see below). Goodwill of $76.2 million was charged against the gain. We also recorded a charge of $541,000 for unamortized share-based compensation expense due to the accelerated vesting of options outstanding for the Facet employees. Earnings from discontinued operations include the operations of Facet and Dia Real (sold on October 17, 2006), our domestic direct to consumer pharmacy and supplies business (sold on June 30, 2004), and our lab business (discontinued in June 2004). Earnings from discontinued operations excluding the gain on disposal were $1.3 million, net of tax, in 2006 compared to $4.8 million for the same period in 2005. Discontinued operations in 2006 include a pre-tax expense of $2.5 million for the allocation of interest and deferred financing fees related to the new credit facilities as described above.

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

As noted above in the third quarter discussion, on September 1, 2006, we completed the sale of Facet and recorded a gain on the sale of $27.0 million, or $24.2 million, net of income taxes. Goodwill of $76.2 million was charged against the gain, as well as a charge of $541,000 for unamortized share-based compensation expense as noted above in the third quarter discussion. Earnings from discontinued operations excluding the gain on disposal were $5.2 million, net of tax, in 2006 compared to $12.8 million for the same period in 2005. Discontinued operations in 2006 include a pre-tax expense of $8.9 million for the allocation of interest and deferred financing fees related to the new credit facilities as described above.

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
	Payments Due by Year (as restated)
	(Amounts in thousands)
	Total	Less than 1 Year (2)	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (1)	$331,503	$54,141	$7,300	$192,125	$77,937
Capital lease obligations	208	172	36	-	-
Operating lease obligations	32,879	8,393	14,929	5,785	3,772
Other long-term obligations	7,932	2,600	3,204	1,133	995
Acquisition obligations	20,000	20,000	-	-	-
Total	$392,522	$85,306	$25,469	$199,043	$82,704

(1)	Does not include interest expense associated with our long-term debt obligations.
(2)
During the fourth quarter of 2006, we made additional prepayments on the New Credit Facilities to reduce the amounts due in less than one year to $14.1 million for long-term debt obligations and $68.8 million for “total” payments. See the Subsequent Events footnote at Note 9.

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

As of September 30, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, except for our indemnification obligations related to potential breaches of the representations and warranties contained in the definitive agreement to sell Facet, which obligations are capped at $12.5 million.

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

We currently estimate that the additional consideration pursuant to the terms of our earn-out agreement for the WinningHabits acquisition could be between $35 million and $40 million, although the amount could be more or less depending on the 2006 performance of WinningHabits. The final amount for WinningHabits will be payable in 2007.

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

Goodwill was increased by $21.7 million at September 30, 2006, relative to the amounts for the additional consideration payable under our earn-out agreements with WinningHabits and Miavita.

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

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provision of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of September 30, 2006, we reported goodwill and identifiable intangible assets at net carrying amounts of $465.5 million and $57.7 million, respectively. The total of $523.2 million represents approximately 72% of our total assets as of September 30, 2006.

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

Forward-Looking Information

This Form 10-Q/A, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions, when used in this Form 10-Q/A and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation:
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

Such officers have reconsidered their evaluation and have concluded that our disclosure controls and procedures were effective as of September 20, 2006, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

(b) Changes in Internal Control Over Financial Reporting

On January 19, 2006, the Company completed the acquisition of CorSolutions Medical, Inc. The Company is now in the process of integrating the CorSolutions operations. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include CorSolutions. See Note 4 to the Notes to Consolidated Condensed Financial Statements included in Item 1 of this Form 10-Q/A for a discussion of the acquisition and related financial data.

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

10.2	Settlement Agreement and Release dated November 6, 2006, between Matria and MAJ Industries LLC (fka Miavita LLC).

10.3*	Severance Compensation and Restrictive Covenant Agreement between Matria and Yvonne V. Scoggins dated November 6, 2006.

10.4*	Severance Compensation and Restrictive Covenant Agreement between Matria and Richard M. Hassett, M.D. dated April 26, 2006.

10.5*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Richard M. Hassett, M.D. dated April 26, 2006.

10.6*	Severance Compensation and Restrictive Covenant Agreement between Matria and Jeffrey L. Hinton dated April 26, 2006.

10.7*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Jeffrey L. Hinton dated April 26, 2006.

10.8*	Severance Compensation and Restrictive Covenant Agreement between Matria and Roberta L. McCaw dated April 26, 2006.

10.9*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Roberta L. McCaw dated April 26, 2006.

10.10*	Severance Compensation and Restrictive Covenant Agreement between Matria and Parker H. Petit dated April 26, 2006.

10.11*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Parker H. Petit dated April 26, 2006.

10.12*	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Yvonne V. Scoggins dated April 26, 2006.

10.13	Matria Healthcare, Inc. Board of Directors’ Charter of Corporate Governance and Nominating Committee

11	Computation of Earnings (Loss) per Share.

31.1**	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton.

32.1**	Section 1350 Certification by Parker H. Petit.

32.2**	Section 1350 Certification by Jeffrey L. Hinton

*  Management contract or compensatory plan or arrangement.
**  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

March 20, 2007	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer

/s/ Jeffrey L. Hinton
Jeffrey L. Hinton
Senior Vice President and
Chief Financial Officer