Form 10-K
period 2006-12-31
MATRIA HEALTHCARE INC
filed 2007-03-20
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________

Commission File No. 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)
Delaware	20-2091331
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Parkway Place Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)

(770) 767-4500
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The Nasdaq Stock Market, LLC
(Title of each class)

Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☒

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

As of June 30, 2006, the aggregate market value of common stock held by nonaffiliates was approximately $434,488,057, based upon the closing sale price for such date as reported on the Nasdaq Global Select Market. As of March 1, 2007, there were 21,533,273 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

MATRIA HEALTHCARE, INC.
2006 FORM 10-K ANNUAL REPORT

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

Development of our Business. We were incorporated on December 28, 2004, in connection with our predecessor registrant’s reorganization into a holding company structure. The predecessor registrant was incorporated on October 4, 1995 in connection with the merger of Tokos Medical Corporation and Healthdyne Maternity Management, effective March 8, 1996. Through that merger, Matria emerged as the country’s premier provider of high-risk maternity management services. Subsequently, we decided to leverage the experience with patient assessment, education and patient monitoring we gained through our management of high-risk pregnancies by expanding our focus to include management of individuals with chronic diseases. In furtherance of that strategy, we launched our respiratory disease management program in 1998.

In 1999, we added diabetes disease management to our service offerings through an acquisition. At the same time, we acquired our former pharmacy and supplies business, as well as Facet Technologies, LLC (“Facet”), our diabetes product design, development and assembly business, and our foreign diabetes services business in Germany (“Dia Real”). In 2002, we continued to expand our disease management program offerings through internal development of programs for cardiac disease, depression and chronic pain and through the acquisition of Quality Oncology, Inc. (“Quality Oncology”), the nation’s leading provider of cancer disease management services. In 2003, we launched an initiative to offer disease management services through pharmaceutical companies in support of complex drug therapies and began to offer disease management services for hepatitis C. Through a strategic acquisition in 2004, we expanded our services to include case management. We also divested our domestic pharmacy and supplies business in 2004. In 2005, we furthered our goal of offering the broadest spectrum of services in the industry across the full continuum of care through the acquisitions of Miavita, LLC (“Miavita”), a leading provider of on-line health and wellness programs, and WinningHabits, Inc. (“WinningHabits”), a premier provider of corporate wellness programs. We also launched our commercialized informatics business in 2005, which involves the aggregation and analysis of data to enable our customers to better manage health-related costs and further improve outcomes.

In December 2005, we signed a definitive merger agreement to acquire CorSolutions Medical, Inc. (“CorSolutions”), another leading provider of disease management and related services to employers, health plans and government-sponsored healthcare programs. At the same time, we made the strategic decision to divest Facet and Dia Real. With these strategic initiatives in place, we combined our operations under one reportable segment: Health Enhancement. We completed the acquisition of CorSolutions on January 19, 2006. On September 1, 2006, we completed the sale of Facet. We divested Dia Real on October 17, 2006. In September 2006, we invested in and formed a strategic alliance with privately-held Secured Independence, Inc. to address the needs of the long-term care insurance industry.

Our Business Today

Health Enhancement. With the completion of the acquisition of CorSolutions in January 2006, we have combined two of the leaders in our industry, and we believe that we have created the industry’s most expansive health enhancement programs, services and capabilities across the full continuum of care. In the merger, we acquired an expanded product line, a significant presence in the health plan market, a talented group of employees, new expertise, valuable customer relationships and several new facilities. We expended substantial effort in 2006 to integrate CorSolutions, Miavita and WinningHabits with our legacy businesses.

Health enhancement involves multiple integrated programs and services that help participants change unhealthy lifestyles that lead to chronic diseases, improve self-care skills and compliance with plans of care and become better educated consumers of healthcare services. Our health enhancement business has 50 service centers that serve participants and patients throughout the United States.

Our on-line, interactive wellness programs address issues such as: smoking cessation, weight loss, exercise, healthier diet, stress relief, healthy aging and productivity enhancement. These programs are designed to help employees and health plan members live healthier and longer lives while reducing their healthcare costs and increasing their productivity.

Our disease and condition management programs focus on the most costly medical conditions, including, without limitation, diabetes, coronary artery disease, congestive heart failure, asthma, chronic obstructive pulmonary disease, depression, chronic pain, hepatitis C, cancer and high-risk pregnancies. With the acquisition of CorSolutions, we expanded our disease management offerings to include many less common chronic conditions. Also, with the acquisition of CorSolutions, we acquired greater expertise in the area of productivity enhancement, including an absence management program and the capability of integrating disease management programs with a customer’s disability carriers.

We emphasize a multidisciplinary approach to care that involves our clinicians working with the physicians that are treating the participants in our programs to oversee adherence to evidenced-based standards of care prescribed by the physician. We focus on the management of participants between visits to their physician, the improvement of participants’ compliance with their physicians’ care plans and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions. We believe that our programs, which were developed in accordance with national clinical standards, demonstrably reduce medical and healthcare-related costs and produce improved outcomes for our participants. Our disease and condition management services include, but are not limited to:
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

•	Development of risk-specific care plans based on national clinical standards;

•	Ongoing participant education, motivation and support;

•	Monitoring of the participant’s utilization of medication and supplies, the frequency of periodic laboratory testing and adherence to care plans;

•	For some participants, biometric monitoring of weight, blood glucose, blood pressure and/or uterine activity; and

•	Reporting of clinical and financial outcomes.

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

People with chronic diseases and high-cost conditions face a myriad of medications, treatments, directives and precautions that are part of a plan of care, and thus, they typically need extra support. Our clinicians ensure this support is readily available and proactively provided. To properly manage one’s chronic disease, the individual must follow clinical parameters defined for the disease. Our nurses, with the aid of the Company’s technology, educate the participant on the management of these critical parameters. By combining the human touch of experienced clinicians with the power of Matria’s technology, the Company’s disease and condition management processes have been demonstrated to improve the participant’s course of treatment.

All of our programs are built on proprietary, sophisticated and advanced technology that enables us to ingest and analyze data from multiple sources, manage participant care and report clinical and financial outcomes. Increasingly, the market is recognizing the power of data as a tool in managing health care and optimizing clinical and financial outcomes. In 2005, we began to capitalize on our information systems technology and data analysis expertise by offering our informatics services as an adjunct to our wellness and disease and condition management services. We will continue to make substantial investments in our information systems.

Customers and Third-Party Payors. We market our health enhancement services to self-insured employers, health plans (both commercial and governmental), pharmaceutical companies and physicians, through our employee sales force and channel partners. In 2006, revenues from continuing operations were derived from the following types of customers and third-party payors: approximately 57% from health plans, 34% from employers, 7% from government payors and 2% from administrative services only (“ASO”) self-insured employer clients.

Billing and Revenue Recognition. Our services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service or (iv) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as “Unearned revenues” in the consolidated balance sheets. Such amounts are subsequently recognized as revenue as services are performed.

Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements; or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as unearned revenue, which is included in “Unearned revenues” in the consolidated balance sheets. These amounts are recognized as revenue when we establish that we have met the performance criteria. Often, recognition of these revenues occurs in periods subsequent to the recognition of the associated costs. Therefore, upon recognition, these revenues increase our operating profits on a dollar-for-dollar basis. If we do not meet performance criteria, we are contractually obligated to refund some or all of the at-risk fees. Historically, such refunds have been immaterial to our financial condition and results of operations.

Seasonality. Our high-risk pregnancy management services revenues tend to be seasonal. Revenues tend to decrease with the onset of the holiday season starting with Thanksgiving. As a result, first and fourth quarter revenues of each year tend to be lower than second and third quarter revenues.

The other aspects of our health enhancement business currently do not reflect any significant degree of seasonality.

Competition. Our health enhancement business is highly competitive. Our competitors and potential competitors include disease management companies, pharmaceutical companies, pharmacy benefit management companies, case management companies, health plans, healthcare providers and other organizations that provide services to health plans and self-insured employers. Certain of our competitors and potential competitors have significantly greater financial and sales resources than we do. We believe that our ability to offer customers an integrated health enhancement solution across a full continuum of care, our demonstrated clinical and financial outcomes capabilities and our highly regarded technology platforms will enable us to compete effectively. However, there can be no assurance that we will not encounter increased or more effective competition in the future, which would limit our ability to maintain or increase our business.

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

Governmental Regulation. The healthcare business is subject to extensive and frequently changing federal, state and local regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects. We believe our current arrangements and practices are in material compliance with applicable laws and regulations. There can be no assurance that we are in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.

Certain of our clinicians, such as nurses, must comply with individual licensing requirements. All of our clinicians who are subject to licensing requirements are licensed in the state in which they are physically present, such as the location of the call center from which they operate. In the future, multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our clinicians in more than one state. New judicial decisions, agency interpretations or federal or state legislation or regulations could increase the requirement for multi-state licensing of a greater number of our clinical staff, which would increase our administrative costs.

Certain aspects of our health enhancement business are subject to unique licensing or permit requirements. For example, many states require our subsidiary providing high-risk pregnancy management services to be licensed as a home health agency and to have medical waste disposal permits. Also, many states require Quality Oncology, our cancer disease management subsidiary, to be licensed as a utilization review provider. We may also be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs. Some states have established Certificate of Need ("CON") programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect our business.

Some of the monitoring devices used by our subsidiary providing high-risk pregnancy management services in the provision of our services are classified as medical devices under the Federal Food, Drug and Cosmetic Act, or the FDC Act, and are subject to regulation by the Food and Drug Administration, or the FDA. In addition some of our services involve the use of drugs that are regulated by the FDA under the FDC Act. Although medical devices and drugs used by our subsidiary providing high-risk pregnancy management services are labeled for specific indications and cannot be promoted for any other indications, the FDA allows physicians to prescribe drugs and medical devices for “off-label” indications under the “practice of medicine” doctrine. Negative publicity concerning the off-label use of drugs and devices may adversely affect the high-risk pregnancy management services component of our business. Our failure to comply with FDA requirements could result in FDA enforcement actions, which could include, but are not limited to, recalls, warning letters, fines, injunctions and criminal prosecution. Any such enforcement actions could have a material adverse effect on our business, financial condition and results of operations.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs electronic healthcare transactions and the privacy and security of medical records and other individually identifiable patient data. Any failure to comply with HIPAA could result in criminal penalties and civil sanctions.

Although a small component of our business relies on reimbursement by government payors, such as state Medicaid, that business is subject to particularly pervasive regulation by those agencies. These regulations impose stringent requirements for provider participation in those programs and for reimbursement of products and services. Additionally, we are subject to periodic audits or investigations by the Centers for Medicare and Medicaid Services, or CMS and/or its intermediaries, of our compliance with those requirements, and any deficiencies found may be extrapolated to cover a larger number of reimbursement claims. Additionally, many applicable laws and regulations are aimed at curtailing fraudulent and abusive practices in relation to those programs. These rules include the illegal remuneration provisions of the Social Security Act (sometimes referred to as the “Anti-Kickback” statute), which impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient covered by a federal healthcare program to a particular provider of healthcare products or services. Related federal laws make it unlawful, in certain circumstances, for a physician to refer patients covered by federal healthcare programs to a healthcare entity with which the physician and/or the physician's family have a financial relationship. Additionally, a large number of states have laws similar to the federal laws aimed at curtailing fraud and abuse and physician “self-referrals.” These rules have been interpreted broadly such that any financial arrangement between a provider and potential referral source may be suspect. While we believe our business arrangements are in compliance with these laws and regulations, the government could take a contrary position or could investigate our practices.

In addition to the laws described above, the Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. HIPAA created two new federal crimes: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Federal False Claims Act allows actions to be brought on the government's behalf by individuals under the Federal False Claims Act’s “qui tam” provision. Violation of these and other applicable rules can result in substantial fines and penalties, required repayment of monies previously recognized as income, as well as exclusion from future participation in government-sponsored healthcare programs.

There can be no assurance that we will not become the subject of a regulatory or other investigation or proceeding or that our interpretations of applicable laws and regulations will not be challenged. The defense of any such challenge could result in adverse publicity, substantial cost to us and diversion of management's time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is sustained.

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

Employees. As of December 31, 2006, we employed a total of 1,704 regular full-time and 62 regular part-time employees in our continuing operations. Also, the health enhancement business employed an additional 836 part-time clinical employees to provide, among other things, patient training and back-up support on an “as needed” basis. None of these employees is represented by a union, and we consider our relationship with our employees to be good.

Discontinued Operations. On June 30, 2004, the Company completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our former domestic direct-to-consumer pharmacy and supplies business. As a result of the sale and the discontinuance of the related lab business, the accompanying consolidated financial statements reflect the operations of these divisions as discontinued operations for all periods presented. In December 2005, we announced our strategic plan to divest Facet and Dia Real. As of December 31, 2005, we reported the assets and liabilities of Facet and Dia Real as assets held for sale and liabilities related to assets held for sale and other discontinued operations, respectively, and accordingly, reported their results of operations in discontinued operations for all periods presented. We completed the sale of Facet on September 1, 2006, and closed the sale of Dia Real on October 17, 2006.

Available Information.

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be made available free of charge on or through our website at www.matria.com as soon as reasonably practicable after the reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”). Matria’s Corporate Governance Guidelines and Code of Conduct were filed as exhibits to previous Exchange Act reports filed with the SEC and are available on our website. Any waivers of the Guidelines or Code will be disclosed in an SEC filing on Form 8-K.

Item 1A. Risk Factors.

Our business is subject to certain risks, including the risks described under the headings “Customers and Third-Party Payors,” “Billing and Revenue Recognition,” “Seasonality,” “Competition,” “Research and Development” and “Governmental Regulation” in Item 1, “Legal Proceedings” in Item 3, and those described below. Readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving our common stock. This Item 1A does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations in the industries in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

The health enhancement business is an evolving component of the overall healthcare industry.
Health enhancement and wellness services are relatively new components of the overall healthcare industry. Accordingly, some of our potential customers have not had significant experience in purchasing, evaluating or monitoring such services, which can result in a lengthy sales cycle. The success of our business plan relative to our disease and condition management and wellness services depends on a number of factors. These factors include:

•	Our ability to differentiate our products and service offerings from those of our competitors;

•	The extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional managed care offerings;

•	The effectiveness of our sales and marketing efforts;

•	Our ability to implement new and additional services beneficial to health plans and employers;

•	Our ability to effect and sufficiently communicate cost savings for health plans and employers through the use of our programs; and

•	Our ability to improve patient compliance with the complex drug therapies offered by our pharmaceutical customers.

Since the disease and condition management and wellness businesses are continually evolving, we may not be able to anticipate and adapt to the developing market. Moreover, we cannot predict with certainty the future growth rate or the ultimate size of the market.

We are highly dependent on payments from our customers, which may implement cost reduction measures that adversely affect our business and operations.

Healthcare payors continue to face cost reduction pressures that may cause them to curtail their use of or reimbursement for health enhancement services, to negotiate reduced fees or other concessions or to delay payment. These financial pressures could have an adverse impact on our business.

Government regulations may adversely affect our business.
We are subject to extensive and frequently changing federal, state and local regulations. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and third-party payors. There can be no assurance that we are or have been in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects.

A portion of our disease management fees are contingent upon performance.
Some of our existing disease management agreements contain savings or other guarantees, which typically provide that we will repay all or some of our fees if the payor’s cost savings as a result of our disease management programs do not meet expectations or if other quality performance measures are not met. Some contracts also provide that we will receive bonus compensation by meeting certain performance criteria. There is no guarantee that we will accurately forecast cost savings and clinical outcome improvements under our disease management agreements or meet the performance criteria necessary to receive the designated bonus compensation or to avoid repayment of fees under the agreements. Additionally, untimely, incomplete or inaccurate data from our customers, or flawed analysis of such data, could have a material adverse impact on our ability to recognize revenues.

Our operating results have fluctuated in the past and could fluctuate in the future.

Our operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include, but are not limited to:

•	the impact of substantial divestitures and acquisitions;

•	the loss or addition of customers and referral sources;

•	investments required to support growth and expansion;

•	changes in the mix of our products and customers;

•	changes in healthcare reimbursement policies and amounts;

•	length of sales cycle and implementation process for new disease management customers;

•	increases in costs of revenues and operating expenses;

•	recognition of deferred revenues and performance bonuses;

•	incurrence of performance penalties;

•	increases in selling, general and administrative expenses;

•	increased or more effective competition; and

•	regulatory changes.

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

Our health enhancement services are dependent on the effective use of information technology. Although we believe that our systems provide us with a competitive advantage, we are exposed to technology failure or obsolescence. In addition, data acquisition, data quality control and data analysis, which are a cornerstone of our disease management programs, are intense and complex processes subject to error. Untimely, incomplete or inaccurate data, flawed analysis of such data or our inability to properly integrate, implement and update systems could have a material adverse impact on our business and results of operations.

We have recorded a significant amount of intangible assets, the value of which could become impaired.
Our acquisitions have resulted in the recognition of intangible assets, primarily goodwill. Goodwill, which represents the excess of cost over the fair value of net assets of businesses acquired, and other intangible assets was approximately $556.7 million, net of amortization, at December 31, 2006, representing approximately 78% of our total assets. On an ongoing basis, we will make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case a charge to earnings may be necessary. Any future determinations requiring an asset impairment of a significant portion of intangible assets could materially affect our results of operations for the period in which the adjustment occurs.

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

We derive a significant portion of our revenues from health plan customers.

Although no customer accounts for more than 10% of our revenues, the recent expansion of our large health plan customer base in our disease management business has created greater revenue concentration. Consolidation in the health plan industry may cause us to lose business if one of our health plan customers is acquired by another health plan that has its own health enhancement solution. Loss of one or more of these customers or their inability or refusal to pay for our services, whatever the reason, could materially and adversely affect our results of operations, cash flows and financial condition. Additionally, a reduction in the number of covered lives enrolled with our health plan customers or a reduction in the scope of their programs could adversely affect our results of operations.

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

Our substantial leverage could materially adversely impact our financial condition.

As of December 31, 2006, our total outstanding long-term debt, including current installments, was approximately $280 million, and we had approximately $29 million of additional available borrowings under our credit facilities. Our substantial indebtedness could have a material adverse effect on our financial condition by, among other things:

•	increasing our vulnerability to adverse economic conditions or increases in prevailing interest rates, particularly with respect to any of our borrowings at variable interest rates;

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•	requiring us to dedicate a substantial portion of any cash flow from operations to service our debt, which reduces the funds available for operations and future business opportunities; and

•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry.

Our ability to make interest payments and pay the principal amounts under our credit facilities will depend upon our future operating performance, which is subject to general economic and competitive conditions, and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. In addition, the terms of our credit facilities may limit our ability to take several of these actions. Our failure to undertake any of these actions successfully could have a material adverse effect on our business, results of operations and financial condition.

Additionally, our credit facilities contain a number of affirmative, negative, and financial covenants, which limit our ability to take certain actions and require us to comply with specified financial ratios and other performance covenants. If we are unable to comply with our financial covenants or make required payments in the future, our lenders could pursue their contractual remedies, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all.

Forward-Looking Statements. This Annual Report on Form 10-K, including the information incorporated by reference herein, contains various forward-looking statements and information that are based on our beliefs and assumptions, as well as information currently available to us. From time to time, the Company and its officers, directors or employees may make other oral or written statements (including statements in press releases or other announcements) that contain forward-looking statements and information. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “seek” and similar expressions, when used in this Annual Report on Form 10-K and in such other statements, are intended to identify forward-looking statements, although some statements may use other phrasing. All statements that express expectations and projections with respect to future matters, including, without limitation, statements relating to growth, new lines of business and general optimism about future operating results, are forward-looking statements. All forward-looking statements and information in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, the risk factors set forth above under Item 1A, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In providing forward-looking statements, the Company expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties
Our principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 91,000 square feet. The facility is leased through February 28, 2010.

In 2006, our wellness and disease management businesses had eight locations, with main care centers in Marietta, Georgia and Sunrise, Florida. The eight locations, which include the CorSolutions' locations described herein, total approximately 145,700 square feet and have lease terms expiring on various dates through June 2011. CorSolutions has four locations with its principal offices located in Rosemont, a suburb of Chicago, Illinois, and three call centers in Florida, Pennsylvania and Arizona. These facilities total approximately 77,000 square feet with lease terms expiring on various dates from 2009 to 2015. Our high-risk pregnancy management services are provided through a network of 37 patient service centers. These patient service centers are typically located in suburban office parks and range between 250 and 5,800 square feet of space, with an average of approximately 1,500 square feet. Total square footage for these facilities is approximately 54,000 square feet. These facilities are leased for terms expiring on various dates through 2008. Additionally, we lease approximately 10,400 square feet under a lease expiring September 2011 for this business’s customer support center.

These facilities are generally in good condition, and we believe that they are adequate for and suitable to our requirements.

Item 3. Legal Proceedings
Pursuant to the merger agreement under which we acquired CorSolutions, we are pursuing a claim before a contractually-designated settlement accountant for certain post-closing adjustments including a $4 million claim relating to a liability resulting from CorSolutions’ pre-closing performance under a customer contract. We are also pursuing a related claim for fraudulent misrepresentation and concealment before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount exceeding $4 million. There is no assurance that we will prevail in either of these proceedings.

In addition, we are subject to various legal claims and actions incidental to our business and the businesses of our predecessors, including product liability claims and professional liability claims. We maintain insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) additional suits will not be filed against us in the future, (ii) our prior experience with respect to the disposition of litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices for incidents arising or claims made in the future. There are no other pending legal or governmental proceedings to which we are a party that we believe would, if adversely resolved, have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Special Item. Executive Officers of the Company

The following sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position with the Company
Parker H. Petit	67	Chairman of the Board and Chief Executive Officer
Richard M. Hassett, M.D.	51	President and Chief Operating Officer
Yvonne V. Scoggins	57	Senior Vice President - Business Analysis
Roberta L. McCaw	51	Senior Vice President, General Counsel and Secretary
Thornton A. Kuntz, Jr.	53	Senior Vice President and Chief Administrative Officer
Jeffrey L. Hinton	43	Senior Vice President and Chief Financial Officer

The executive officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

Mr. Petit has served as Chairman of the Board of the Company since the formation of the Company through the merger of Healthdyne Maternity Management, a division of Healthdyne, Inc. (“Healthdyne”) and Tokos Medical Corporation on March 8, 1996 and as Chief Executive Officer since October 5, 2000, and as President and Chief Executive Officer from October 5, 2000, to February 22, 2003. Mr. Petit was the founder of Healthdyne and served as its Chairman of the Board of Directors and Chief Executive Officer from 1970 until 1996. Mr. Petit is also a director of Intelligent Systems Corporation and Logility, Inc.

Dr. Hassett has been a member of the Board of Directors since May 31, 2006, and has been President and Chief Operating Officer since November 7, 2005. He previously served as Executive Vice President and Chief Strategic Officer of the Company from November 14, 2004 to November 6, 2005. From August 2002 to April 2004, Dr. Hassett was Chief Executive Officer and served on the board of Coordinated Care Solutions, a provider of medical care management services, and from September 2000 to July 2002, he was President and Chief Executive Officer and served on the board of Vivra Asthma & Allergy, Inc., a specialty disease management company. Dr. Hassett previously held executive positions with Accordant Health Services, a healthcare services and technology company from 1997 to August 2000, last serving as Executive Vice President and Chief Medical Officer and as a member of the board.

Ms. Scoggins has served as Senior Vice President - Business Analysis since October 20, 2006, and previously was appointed Senior Vice President - Corporate Finance of the Company from February 22, 2006 to October 20, 2006. She previously served as Vice President - Corporate Finance from July 22, 2004 to February 21, 2006. She was Vice President - Financial Planning and Analysis from February 28, 2001, to July 22, 2004, and previously was Vice President, Treasurer and Chief Accounting Officer of the Company from December 15, 1997, to February 28, 2001, and also Vice President and Controller from March 8, 1996, to December 15, 1997. Prior thereto, she was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President - Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

Ms. McCaw was appointed Senior Vice President, General Counsel and Secretary of the Company on February 22, 2006. She previously served as Vice President - Legal, General Counsel and Secretary from April 23, 1998 to February 21, 2006. She was Assistant General Counsel and Assistant Secretary of the Company from December 15, 1997 to April 23, 1998, and Assistant General Counsel from July 1996 to December 1997. Prior thereto, Ms. McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut-based law firm, from January 1990 to July 1996.

Mr. Kuntz was appointed Senior Vice President and Chief Administrative Officer of the Company on February 22, 2006. He previously served as Vice President - Administration from February 24, 1998 to February 21, 2006, and Vice President - Human Resources of the Company from March 8, 1996 to February

24, 1998. Prior thereto, he served as Vice President - Administration of Healthdyne from August 1992 to March 1996.

Mr. Hinton was appointed Senior Vice President and Chief Financial Officer of the Company on March 20, 2006. From 2004 to March 2006, Mr. Hinton was Vice President, Internal Controls of HealthSouth Corporation. He was Strategic Financial Consultant for Synavant, Inc. from 2002 to 2003. Mr. Hinton held Chief Financial Officer positions with various public and private companies, including SURGICOE Corporation from 2000 to 2002, Wise Business Forms, Inc. from 1997 to 2000, and Notify MD from 1996 to 1997.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. Matria’s common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MATR.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria’s common stock as quoted on NASDAQ from January 1, 2005, through December 31, 2006, as adjusted to reflect the three-for-two stock split effective February 4, 2005:

Quarter	Low	High
2005
First	$24.31	$32.01
Second	25.23	33.00
Third	31.88	39.61
Fourth	30.23	42.16

2006
First	$32.70	$45.00
Second	19.77	38.21
Third	21.00	27.98
Fourth	25.10	30.41

(b) Holders. The approximate number of stockholders of the Company as of March 1, 2007, was 1,750 holders of record and approximately 6,900 beneficial holders.

(c) Dividends. Matria has not paid any cash dividends with respect to its common stock and does not intend to declare any dividends in the near future. The Company’s credit facilities contain covenants restricting the payment of dividends on and repurchases of the Company’s common stock.

(d) Purchases of Equity Securities. During the fourth quarter of 2006, Matria did not repurchase any of its outstanding equity securities.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the Company’s operations. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto. The statement of operations data for each of the five years ended December 31, 2006, and the related balance sheet data have been derived from the audited consolidated financial statements (in thousands, except per share data).

	Years Ended December 31,
	2006	2005	2004		2003	2002
Consolidated statements of operations data: (1)
Revenues from continuing operations	$336,139	$179,231	$145,087		$123,196	$106,044
Earnings (loss) from continuing operations	18,475	4,014	(20,077)	(2)	(8,505)	(26,425)	(3)

Earnings (loss) from continuing operations per share:
Basic	$0.88	$0.21	($1.29)		($0.56)	($1.89)
Diluted	0.85	0.20	(1.29)		(0.56)	(1.89)

	December 31,

	2006	2005	2004		2003	2002
Consolidated balance sheet data:
Total assets	$711,373	$323,207	$307,392		$333,482	$291,407
Long-term debt, excluding current installments	275,938	2,099	85,751		121,005	118,215

(1) Consolidated statements of operations data includes the results from the following acquisitions: CorSolutions Medical, Inc. effective January 1, 2006; WinningHabits, Inc. effective October 1, 2005; Miavita LLC effective April 1, 2005; and Quality Oncology, Inc. effective October 1, 2002.
(2) Other expense for 2004 included a $22,886 charge resulting from the retirement of $120 million in aggregate principal amount of the Company's 11% Senior Notes. See Notes to Consolidated Financial Statements included herein.
(3) In 2002, the Company recorded a charge of $14,247 in connection with the termination and restructuring of its split-dollar life insurance plan.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. The discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in this Annual Report. The historical results of operations are not necessarily indicative of future results.

Executive Overview
We are a leading provider of comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics. This suite of services, which we call “Health Enhancement,” is designed to reduce health related costs and enhance the health and quality of life of the individuals we serve. We are dedicated to developing better educated, motivated and self-enabled healthcare consumers and supporting clinicians in managing the care of their patients. We provide services to self-insured employers, private and government sponsored health plans, pharmaceutical companies and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs.

Our on-line, interactive wellness programs address issues such as: smoking cessation, weight loss, exercise, healthier diet, stress relief, healthy aging, and productivity enhancement. These programs are designed to help employees and health plan members live healthier and longer lives while reducing their healthcare costs and increasing their productivity.

Our disease and condition management programs focus on the most costly medical conditions including, without limitation, diabetes, cardiovascular diseases, respiratory disorders, depression, musculoskeletal and chronic pain, hepatitis C, cancer and high-risk pregnancies. We assist individuals to better manage their conditions by increasing their knowledge about their illnesses or conditions, potential complications and the importance of medication and treatment plan compliance. Depending on acuity, our specialized nurses proactively contact participants to monitor their progress and ensure they are following the plan of care set by their physician.

Acquisitions and Dispositions
       On January 19, 2006, we completed the acquisition of CorSolutions Medical, Inc. (“CorSolutions”), a disease management, health and wellness and productivity enhancement organization. The results of CorSolutions’ operations are included in our results of operations effective January 1, 2006.

On October 1, 2005, we completed the acquisition of WinningHabits, Inc., a premier provider of corporate wellness programs. On April 1, 2005, we completed the acquisition of the business and assets of Miavita LLC, a leading provider of on-line health and wellness programs. Results of operations of these businesses were included in the results of operations from the respective acquisition dates.

During the third and fourth quarters of 2006, we completed the divestitures of Facet Technologies LLC (“Facet”) and our foreign diabetes service operations in Germany (“Dia Real”), respectively. We made the strategic decision to divest Facet and Dia Real in the fourth quarter of 2005. In the accompanying consolidated financial statements, their assets and liabilities were reclassified as “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations,” respectively, on the December 31, 2005, consolidated balance sheet, and their results of operations are included in discontinued operations for all periods presented.

On June 30, 2004, we completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our domestic direct-to-consumer pharmacy and supplies business. As a result of the sale of the domestic pharmacy and supplies business and the discontinuance of the lab business, the accompanying consolidated financial statements reflect the operations of these divisions as discontinued operations in 2004 and 2005.

Financial and Performance Highlights of 2006
For the year ended December 31, 2006, we reported $336.1 million in net revenues, a growth of 87.5% over the year ended December 31, 2005. We also reported $18.5 million of earnings from continuing operations, compared to earnings from continuing operations of $4.0 million for the year ended December 31, 2005. Our diluted earnings per share from continuing operations increased to $0.85 per common share, compared to $0.20 per common share in 2005.

During 2006, we also had the following financial and performance highlights. These accomplishments should be considered in conjunction with our discussion of operating results, liquidity and capital resources.

•
Completed the acquisition of CorSolutions, and integrated this business’ operations and the operations of Miavita and WinningHabits, capturing significant synergies and operating efficiencies made available through the combination of the companies;

•	Completed the divestitures of our non-core businesses, Facet and Dia Real, establishing the Company as a pure play in the wellness and disease management market;

•	Accomplished our goal of reducing acquisition indebtedness by $175 million, leaving us with approximately $277 million of acquisition debt remaining at December 31, 2006;

•	Refinanced our $65 million Second Lien Credit Facility, producing interest savings in 2006 and beyond; and

•	Invested in and formed a strategic alliance with Secured Independence, Inc. to address the needs of the long-term care insurance market for seniors.

Business Strategy
Our goal is to position ourselves as an industry leader in the health enhancement market. We seek to achieve this goal by pursuing the following strategies:

Capitalize on our Position as a Pure Play in the Health Enhancement Market. We believe our extensive experience, scalable, established infrastructure and demonstrated clinical and financial outcomes will provide us a significant competitive advantage as we seek to capitalize on the growing market for health enhancement. Including our predecessor organizations, we have more than 15 years of experience in providing disease management and related services. Our established infrastructure includes our proprietary informatics technology platform, care center operations located throughout the United States and a national network of skilled multi-disciplinary clinicians.

Leverage Our Information Technology. We will continue to make significant investments in our information technology systems in order to better identify participants for intervention and improve treatment plans for these identified participants by reducing variations in care by consistent applications of national criteria and standards of care. We expect to leverage this technology through the expansion of our informatics business.

Further Penetrate All Key Segments of the Growing Health Enhancement Market. We intend to expand our customer base within the employer, health plan, state and federal governments, and pharmaceutical markets. We believe there is a significant opportunity to expand our health enhancement business by cross-selling other products and services to existing customers as they realize the cost savings and superior clinical outcomes that our programs provide.

Results of Operations
The following table summarizes key components in our financial statements for continuing operations expressed as a percentage of revenues.

	Years Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	32.7%	40.7%	44.8%
Gross margin	67.3%	59.3%	55.2%
Selling and administrative expenses	47.3%	52.6%	54.7%
Provision for doubtful accounts	1.2%	1.9%	1.7%
Amortization of intangible assets	2.1%	0.2%	0.0%
Operating earnings (loss)	16.6%	4.5%	-1.1%
Interest expense, net	7.7%	0.9%	6.6%
Other income, net	0.4%	0.1%	0.5%
Loss on retirement of Senior Notes	0.0%	0.0%	15.8%
Earnings (loss) from continuing operations before income taxes	9.3%	3.8%	-23.0%
Income tax expense (benefit)	3.8%	1.5%	-9.2%
Earnings (loss) from continuing operations	5.5%	2.2%	-13.8%

2006 Compared to 2005

Revenues from continuing operations increased by $156.9 million, or 87.5%, to $336.1 million for the year ended December 31, 2006, from $179.2 million in 2005. This increase was due primarily to our acquisitions of CorSolutions effective January 1, 2006, Winning Habits on October 1, 2005, and Miavita on April 1, 2005. Revenues from these acquired businesses contributed $135.9 million, or 86.6%, to the 2006 increase. Also contributing to the revenue growth was the addition of new and expanded accounts that were implemented in 2005 and 2006. Excluding maternity management program revenues, disease and condition management program revenues, including wellness program revenues, increased $151.2 million, or 195.4%, to $228.6 million for the year ended December 31, 2006. Wellness program revenues were $19.4 million for the year ended December 31, 2006, compared to $4.9 million in 2005. Maternity management program revenues increased $5.7 million, or 5.6%, to $107.5 million for the year ended December 31, 2006. This increase was due to an increase in the days of service and an increase in the portion of our maternity management programs generating revenues as a result of electronic identification of potential patients.

Cost of revenues consists primarily of clinical labor and supplies related to the provision of services. Cost of revenues as a percentage of revenues decreased to 32.7% for the year ended December 31, 2006, from 40.7% in 2005. This decrease was primarily due to the growth in the disease management and wellness program revenues and improved margins from these programs resulting from the leveraging impact of higher revenues.

Selling and administrative expenses increased $64.7 million to $159.0 million for the year ended December 31, 2006, compared to $94.3 million in 2005. We incurred increased costs as a result of our 2005 and 2006 acquisitions, primarily for salaries and other personnel-related expenses and increased depreciation and amortization expenses related to our technology investments. Also included in our 2006 expense is approximately $7.0 million of share-based compensation associated with the adoption of Statement of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). As a percentage of revenues, selling and administrative expenses decreased to 47.3% in 2006, compared to 52.6% in 2005, primarily due to the leveraging impact of higher revenues and the synergies realized from the integration of the CorSolutions acquisition in 2006.

The provision for doubtful accounts as a percentage of revenues was 1.2% in 2006 compared to 1.9% in 2005. The provision, which is recorded primarily for our maternity management program revenues, is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. The percentage decrease results from an increase in the portion of revenues from our non-maternity management program sources.

We recorded $7.1 million and $365,000 of expense in 2006 and 2005, respectively, from the amortization of intangible assets. The increase in amortization expense resulted primarily from our 2006 acquisition of CorSolutions.

Interest expense, net, increased to $26.0 million in 2006 from $1.6 million in 2005. This increase was primarily the result of the new credit facilities we entered into in January 2006 in conjunction with our acquisition of CorSolutions (discussed below under “Liquidity and Capital Resources - Financing Activities”). In 2006, we allocated $9.8 million of interest expense and amortization expense of deferred financing fees related to the new credit facilities to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. EITF Issue 87-24 states that interest on debt that must be repaid when the disposal of discontinued operations occurs should be allocated to discontinued operations. In accordance with the terms of the new credit facilities, we used the net proceeds from the sales of Facet in the third quarter of 2006 and Dia Real in the fourth quarter of 2006 to repay a portion of the outstanding indebtedness. The weighted average interest rates, including amortization of debt discount and expense and net gains from interest rate swap transactions, on all outstanding indebtedness were 9.29% and 6.80% for years ended December 31, 2006 and 2005, respectively.

Other income (expense), net, increased to $1.3 million in 2006 from $226,000 in 2005. In 2006, we recorded a $741,000 gain from the settlement of the forward exchange agreement we entered into with a bank to eliminate the potential impact of foreign exchange fluctuations on the U.S. dollar equivalent of the expected euro proceeds from the sale of Dia Real. Under the terms of the agreement, we sold €26.0 million at the forward rate and received approximately $33.4 million on the settlement date. We reported the forward exchange agreement at fair value until settled in October 2006. Other income also includes collections of notes and receivables that were previously written-off, royalties and other miscellaneous items in both periods and favorable currency adjustments on a euro-denominated receivable in 2005.

Income tax expense for the years ended December 31, 2006, reflects a higher effective tax rate than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for continuing and discontinued operations in 2006 and 2005 were $6.7 million and $4.0 million, respectively, comprised of foreign, federal alternative minimum taxes and state income taxes. As of December 31, 2006, our remaining net operating loss carryforwards of $67.0 million, the tax effect of which is reflected on the balance sheet as a deferred tax asset, will be available to offset future taxable income.

On September 1, 2006, we completed the sale of Facet for net cash proceeds of $121.9 million and recorded a gain on the sale of $26.6 million, or $23.9 million, net of income taxes. We wrote-off $76.2 million of goodwill and recorded $541,000 for unamortized share-based compensation expense resulting from the accelerated vesting of options granted to the Facet employees. On October 17, 2006, we completed the sale of Dia Real for net cash proceeds of $33.3 million. The gain on the sale was $9.1 million, or $5.0 million net of income taxes, and included charges of $3.6 million for net goodwill and intangibles and $67,000 for unamortized share-based compensation. The net proceeds from these sales were used to repay a portion of the outstanding indebtedness under our First Lien Credit Facility (see below).

Earnings from discontinued operations include the operations of Facet, Dia Real and our domestic direct to consumer pharmacy and supplies business (sold on June 30, 2004). Earnings from discontinued operations were $5.3 million, net of tax, in 2006 compared to $9.9 million in 2005. Discontinued operations in 2006 include a pre-tax expense of $9.8 million for the allocation of interest and deferred financing fees to Facet and Dia Real related to the new credit facilities as described above; $1.1 million of this amount was charged to the gain on disposal of discontinued operations. In 2005, we recorded a $10 million pre-tax charge for the settlement of the qui tam claims related to our pharmacy and supplies business. The purchaser of the pharmacy and supplies business did not assume the liability for these claims. Our earnings from discontinued operations in 2005 also include a $2 million charge for the write-off of the remaining accounts receivable of our pharmacy and supplies business, which we retained after the sale. The collection efforts for these receivables were outsourced to a third party in the first quarter of 2005.

2005 Compared to 2004

Revenues from continuing operations increased by $34.1 million, or 23.5%, to $179.2 million for the year ended December 31, 2005, from $145.1 million in 2004. Disease and condition management program revenues, excluding maternity management program revenues, and wellness program revenues increased $25.0 million, or 47.7%, to $77.4 million for the year ended December 31, 2005. Revenues from disease management and wellness programs increased due to new and expanded accounts implemented in 2004 and 2005. In 2005, we added wellness programs to our health enhancement services through the acquisition of Miavita on April 1, 2005, and Winning Habits on October 1, 2005. Revenue from these wellness programs were $4.9 million for the year ended December 31, 2005. Maternity management program revenues increased $9.1 million, or 9.8%, to $101.8 million for the year ended December 31, 2005. This increase was due to an increase in the days of service, the addition of new programs that are beginning to generate revenue growth, as well as a shift in mix of services offered to therapies with a higher average revenue amount per day.

Cost of revenues as a percentage of revenues decreased to 40.7% for the year ended December 31, 2005, from 44.8% in 2004. This decrease was primarily due to the growth in the disease and condition management and wellness program revenues and improved margins from these programs resulting from the leveraging impact of higher revenues.

Selling and administrative expenses increased $15.0 million to $94.3 million in 2005, compared to $79.3 million in 2004. We incurred increased costs for salaries and other personnel related expenses and increased depreciation and amortization expenses related to our technology investments. As a percentage of revenues, selling and administrative expenses decreased to 52.6% in 2005, compared to 54.7% in 2004. The decrease in this percentage was primarily due to higher revenues in 2005.

The provision for doubtful accounts as a percentage of revenues was 1.9% for the year ended December 31, 2005, compared to 1.7% for the year ended December 31, 2004. The provision is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends, audit activity and other relevant factors.

Interest expense, net, decreased by $8.0 million, or 83.5%, in 2005, compared to 2004. This decrease was primarily the result of the retirement of substantially all of the 11% Senior Notes in June 2004 (discussed below under “Liquidity and Capital Resources - Financing Activities”) partially offset by interest due to the issuance of the 4.875% convertible senior subordinated notes in May 2004. In May 2005, all of the Company’s 4.875% convertible senior subordinated notes were converted into common stock of the Company. The weighted average interest rates, including amortization of debt discount and expense and net gains from terminated interest rate swap transactions, on all outstanding indebtedness were 6.80% and 8.62% for the years ended December 31, 2005 and 2004, respectively.

Other income, net, included income of $226,000 for 2005, compared to $681,000 for 2004. Other income includes collections of notes and receivables that were previously written-off, royalties and other miscellaneous items and favorable currency adjustments on a euro-denominated receivable in 2005.

On March 29, 2004, we commenced a tender offer for all of our unsecured 11% Senior Notes, which had an aggregate principal amount of $122 million. We received valid tenders from holders of $120 million in aggregate principal amount of the 11% Senior Notes. On June 30, 2004, we completed the repurchase of the 11% Senior Notes tendered in the tender offer with proceeds from the issuance of our 4.875% convertible senior subordinated notes and with the proceeds from the sale of assets of the pharmacy and supplies business. The repurchase of substantially all of the 11% Senior Notes resulted in a loss of $22.9 million, or $14.1 million, net of taxes.

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

Earnings from discontinued operations of $9.9 million, net of tax, in 2005 includes a $10 million pre-tax charge for the settlement of the qui tam claims and a $2 million pre-tax charge for the write-off of the remaining accounts receivable of the pharmacy and supplies business described above. In 2004, we recorded a gain on the sale of the pharmacy and supplies business of $30.9 million, net of income taxes of $20.9 million. Goodwill of $16.3 million was charged against the gain. Also in connection with the sale, in 2004 we increased the allowance for doubtful accounts for the retained receivables by $11.9 million to provide for the estimated effects of the sale of the business and 2005 outsourcing of the collection effort to a third party could have on collections.

Liquidity and Capital Resources
Operating Activities

As of December 31, 2006, we had cash and cash equivalents of $19.8 million. Net cash provided by (used in) continuing operations was $27.4 million in 2006 compared to $5.0 million in 2005 and $(3.6) million in 2004. This increase in cash from operations was due primarily to an increase in earnings from continuing operations and increases in non-cash charges for depreciation and amortization, deferred income taxes and share-based compensation. The increase in 2006 was partially offset by decreases in accounts payable and in accrued and other liabilities relating primarily to the payment of transaction-related expenses incurred in the CorSolutions acquisition.

Cash flows from discontinued operations were $(3.1) million, $20.0 million and $13.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, cash flows used in discontinued operations included a $10.0 million settlement payment, net of $150,000 insurance reimbursement, for the two qui tam actions filed against the Company and its former subsidiary, Diabetes Self Care, Inc. This charge was included in earnings from discontinued operations for the year ended December 31, 2005. The 2006 period also reflects the allocation of $9.8 million in interest expense (before taxes) discussed above.

Our accounts receivable days’ sales outstanding, or DSO, were 54 days and 63 days at December 31, 2006 and 2005, respectively. The decrease is due to a lower DSO from our disease management and wellness businesses.

Investing Activities

Net cash provided by (used in) investing activities totaled $(299.4) million in 2006, $(28.9) million in 2005, and $67.8 million in 2004. The increase in net cash used in investing activities is driven primarily by our acquisition and divestiture activities. The results of operations of our acquired businesses have been included in our consolidated statements of operations since their respective acquisition dates.

On January 19, 2006, we completed the acquisition of CorSolutions for a cash payment of $434.7 million, net of cash acquired. Also in 2006, we successfully completed the divestitures of Facet on September 1, 2006, for cash proceeds of $119.8 million, net of transaction costs, and Dia Real on October 19, 2006, for cash proceeds of $30.5 million, net of transaction costs.

In 2005, cash used in investing activities included $19.7 million for the acquisition of two businesses. On April 1, 2005, we acquired the business and assets of Miavita for a net cash payment of $4.8 million, with additional amounts to be paid in 2006 and 2007 under an earn-out agreement. In May 2006, we paid $1.7 million of additional consideration for the first earn-out period of this acquisition as a result of certain operating milestones being achieved. The payment was recorded as additional goodwill. On October 1, 2005, we acquired the business of WinningHabits for a net cash payment of $14.9 million, with additional amounts to be paid in 2007 under an earn-out agreement. As of December 31, 2006,  the estimated additional earn-out consideration to be paid under these agreements was approximately $54.2 million.

Continuing operations’ capital expenditures of $13.1 million in 2006, $11.1 million in 2005, and $8.6 million in 2004 relate primarily to the replacement and enhancement of computer information systems and to the replacement of medical devices used in our maternity management programs. Discontinued operations’ capital expenditures of $379,000 in 2006, $1.5 million in 2005, and $1.6 million in 2004 relate primarily to purchases of machinery and equipment and computer information systems.

On June 30, 2004, we completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our direct-to-consumer pharmacy and supplies business. At the closing, we received cash proceeds, net of transaction costs, of approximately $101.1 million. We used approximately $20.5 million of the proceeds received from the sale to satisfy the earn-out payment owed to the sellers of Quality Oncology and approximately $53 million to complete the funding of our tender offer for our 11% Senior Notes.

Restricted cash increased to $1.4 million in 2006 from $550,000 in 2005. We have restricted funds for amounts held in escrow related to customer contracts and as collateral for insurance policies. Generally, such funds are held in interest-bearing investment accounts or certificates of deposit.

Financing Activities

Net cash provided by (used in) financing activities was $271.7 million, $(8.2) million and $(49.1) million for 2006, 2005 and 2004, respectively.

On January 19, 2006, we funded the acquisition of CorSolutions with the proceeds from term loans and revolving credit loans pursuant to a credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent (the “New Credit Facilities”). The New Credit Facilities, as amended, provide for borrowings of up to an aggregate of $485 million and were divided between a First Lien Credit Facility and a Second Lien Credit Facility. The New Credit Facilities replaced our previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination.

At December 31, 2006, the New Credit Facilities consisted of the following:

Loan	Outstanding Balance at December 31, 2006	Interest	Variable Interest Rate at December 31, 2006	Maturity Date
First Lien Credit Facility
Term Loan B Facility	$277.2 million	LIBOR plus 2.00%	7.36% to 7.37%	January 19, 2012
Term Loan C Facility (a)	$--	-	-	January 19, 2007
Revolving Credit Facility	$--	-	-	January 19, 2011
Second Lien Credit Facility
Term Loan Facility (b)	$--	LIBOR plus 6.75%	-	January 19, 2012

(a) We used the net proceeds from the sales of Facet and Dia Real and operating cash flows to prepay the outstanding indebtedness under the Term Loan C Facility.
(b) On November 6, 2006, we amended the terms of the New Credit Facilities and prepaid the Second Lien Credit Facility with proceeds from the First Lien Credit Facility.

Amounts borrowed under the Term Loan B Facility and the Term Loan C Facility accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement. Interest rates for these facilities, as well as for the Term Loan Facility, are reset quarterly. Amounts borrowed under the New Credit Facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of our subsidiaries. Amounts borrowed under the First Lien Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiary guarantors.

The New Credit Facilities also provide for a Revolving Credit Facility. Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement. At December 31, 2006, there were no amounts outstanding under the Revolving Credit Facility, and the available balance was $28.5 million.

In November 2006, we amended the terms of the New Credit Facilities. Under the amended agreement, the First Lien Credit Facility was increased by $65.0 million, the proceeds of which were used to prepay the Second Lien Credit Facility. Borrowings under the First Lien Credit Facility bore interest at LIBOR plus 2.00%, a 475 basis point reduction from the Second Lien Credit Facility. All the other terms and conditions of the Credit Agreement (other than those relating to the increased amount of the First Lien Credit Facility and those that are no longer applicable because they relate solely to the Second Lien Credit Facility) remain unchanged. We incurred fees and expenses of approximately $1.7 million, which were recorded as deferred financing costs and are being amortized over the term of the First Lien Credit Facility (January 2012). On February 23, 2007, we entered into a third amendment to the New Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million. All other terms of the New Credit Facilities, as amended, remain unchanged.

The New Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the New Credit Facilities include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At December 31, 2006, we were in compliance with all covenants of the New Credit Facilities.

During the third and fourth quarters of 2006, we made prepayments of $175.0 million toward the reduction of the First Lien Credit Facility. Of this amount, $115.0 million and $30.0 million were paid from proceeds from the Facet and Dia Real divestitures, respectively, and $30.0 million was paid from our operating cash flows. As of December 31, 2006, the outstanding balance under the New Credit Facilities was $277.2 million.

In February and May 2006, we entered into two interest rate swap agreements totaling $200 million notional amount to hedge our exposure to fluctuations in interest rates related to the New Credit Facilities. The swap agreements had the economic effect of converting $200 million of our floating rate debt under the New Credit Facilities to fixed rate debt. Under the terms of the agreements, we will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.371% and 5.364%, respectively, at December 31, 2006). We reflected the interest rate swap agreements on the consolidated balance sheet at a fair value of $62,000 at December 31, 2006, which was based upon the estimated amount we would pay upon settlement of the agreements, taking into account interest rates at December 31, 2006. For the year ended December 31, 2006, we recognized a net gain of $79,000 from the cash flow hedges, which is included in “Interest expense” in the consolidated statements of operations.

In September 2006, we entered into a forward exchange agreement with a bank to eliminate the potential impact of foreign exchange fluctuations on the U.S. dollar equivalent of the expected euro proceeds from the sale of Dia Real. Under the terms of the agreement, we agreed to sell €26.0 million at the forward rate (1.2837) and receive approximately $33.4 million on the settlement date. We reported the forward exchange agreement at fair value on our consolidated balance sheet until it was settled in October 2006.

In 2004, we completed the sale of $86.3 million in aggregate principal amount of 4.875% convertible senior subordinated notes due 2024. We received proceeds, net of discount, of $83.2 million from the issuance of the convertible senior subordinated notes. We used the proceeds and proceeds from the sale of substantially all of the assets of our direct-to-consumer pharmacy and supplies business to fund the repurchase of $120 million in aggregate principal amount of 11% Senior Notes, which had an aggregate principal amount of $122 million, tendered in a tender offer. This repurchase resulted in a net cash payment of $136.5 million. In June 2004, we recorded a charge of $22.9 million, or $14.1 million, net of taxes, related to the repurchase of substantially all of the 11% Senior Notes.

On April 27, 2005, we issued a notice of our intention to redeem our $86.3 million in aggregate principal amount of 4.875% convertible senior subordinated notes on May 27, 2005. In response to the redemption notice, all noteholders converted their notes into shares of the Company’s common stock prior to the redemption date, and the Company issued approximately 4.4 million shares of common stock ($19.61 per share). In addition, the redemption also required us to make a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009. We paid the noteholders the “make-whole payment” totaling $15.5 million ($3.52 per share), which included $294,000 of accrued but unpaid interest. The “make-whole payment,” excluding the accrued but unpaid interest, was accounted for in accordance with SFAS No. 84, Induced Conversion of Convertible Debt. Since the conversion was pursuant to the original conversion terms and no inducement was made to the noteholders, no loss was recognized with respect to the “make-whole payment,” excluding the accrued but unpaid interest, or the shares issued.

Proceeds received from participants under our stock purchase and stock option plans totaled $6.0 million, $7.3 million, and $6.6 million in 2006, 2005 and 2004, respectively.

We believe that our cash, other liquid assets, operating cash flows and New Credit Facilities, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through the remainder of 2007.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following sets forth our future minimum payments required under contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Year
	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt obligations (1)	$279,957	$4,069	$8,600	$238,791	$28,497
Capital lease obligations	144	127	17	-	-
Operating lease obligations	31,450	8,539	14,427	5,011	3,473
Other long-term obligations	6,981	3,343	2,606	1,032	-
Acquisition obligations (2)	54,223	54,223	-	-	-
	$372,755	$70,301	$25,650	$244,834	$31,970

(1)	Does not include the interest expense associated with the long-term debt obligations.
(2)	Discussed above under “Liquidity and Capital Resources - Investing Activities” and below under “Other Factors Affecting Liquidity.”

Principal and interest payments of $3.3 million and $21.9 million, respectively, under the New Credit Facilities are payable in 2007. Capital expenditures of approximately $19 million are estimated in 2007 as we continue to enhance our computer information systems.

We have restricted funds of $1.4 million as of December 31, 2006, which represent amounts held in escrow related to customer contracts. Funds are held in interest-bearing investment accounts.

As of December 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, except for our indemnification obligations related to potential breaches of the representations and warranties contained in the definitive agreements to sell Facet and Dia Real, which obligations are capped at $12.5 million and $9.9 million, respectively.

Other Factors Affecting Liquidity
In connection with our acquisitions of WinningHabits and Miavita, we are required to pay additional consideration in future periods, based upon the attainment of defined operating objectives of these businesses. In accordance with SFAS No. 141, Business Combinations, we accrue contingent consideration obligations upon attainment of the objectives. Additionally, any such payments result in increases in goodwill.

We currently estimate that the additional consideration pursuant to the terms of our earn-out agreement for the WinningHabits acquisition is $32.2 million. The estimated additional consideration, which is included in “Acquisition contingent consideration” on the consolidated balance sheet, is based on the attainment of the operating objectives for the year ended December 31, 2006, and is subject to final audit. The final amount for WinningHabits will be payable in 2007.

Also included in “Acquisition contingent consideration" is $22.0 million of earn-out consideration for the second earn-out period ending March 31, 2007, for the Miavita acquisition. On November 6, 2006, we entered into a Settlement Agreement and Release with the seller that effectively amends the terms of the original acquisition agreement to fix the amount payable for the second earn-out period at $20 million plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment is payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, are at least $500,000.

Goodwill was increased by $55.9 million at December 31, 2006, for the consideration paid during 2006 and the estimated additional consideration payable under the earn-out agreements described above.

Uncertainties

Pursuant to the merger agreement under which we acquired CorSolutions, we are pursuing a claim before a contractually-designated settlement accountant for certain post-closing adjustments including a $4 million claim relating to a liability resulting from CorSolutions’ pre-closing performance under a customer contract. We are also pursuing a related claim for fraudulent misrepresentation and concealment before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount exceeding $4 million. There is no assurance that we will prevail in either of these proceedings.

We are subject to various legal claims and actions incidental to our business and the businesses of our predecessors, including product liability claims and professional liability claims. We maintain insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) lawsuits will not be filed against us in the future, (ii) our prior experience with respect to the disposition of litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices, if at all, for incidents arising or claims made in the future. There are no pending legal or governmental proceedings to which we are a party that we believe would, if adversely resolved, have a material adverse effect on us. For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Revenue Recognition and Allowances for Uncollectible Accounts. Our services are provided telephonically and, in some cases, in a patient’s home from care centers located throughout the United States. In addition, our services are provided through access to our online health and wellness based tools. Revenues are recognized as the related services are rendered and are net of contractual allowances and related discounts.

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

In 2006, revenues from continuing operations were derived from the following types of customers and third-party payors: approximately 57% from health plans, 34% from employers, 7% from government payors and 2% from administrative services only (“ASO”) self-insured employer clients.

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

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of cost over fair value of identifiable net assets acquired. Goodwill arising from business combinations is accounted for under the provision of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of December 31, 2006, we reported goodwill and identifiable intangible assets at net carrying amounts of $500.8 million and $55.9 million, respectively. The total of $556.7 million represents approximately 78% of our total assets as of December 31, 2006.

We review goodwill and identifiable intangibles for impairment annually as of December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we compare the book value of net assets to the fair value of the related reporting units that have goodwill and indefinite life intangibles assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. We estimate the fair values of the reporting units based upon earnings multiples for similar precedent transactions as well as the present value of estimated future free cash flows. The approach utilized is dependent on a number of factors, including estimates of future revenues and operating costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates. Based on our evaluation, we concluded that no impairment of recorded goodwill and intangibles existed at December 31, 2006.

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

The income tax expense (benefit) for continuing operations was $12.8 million, $2.7 million, and $(13.3) million for the years ended December 31, 2006, 2005 and 2004, respectively. Reflected in each year were various non-deductible permanent differences between tax and financial reporting. As of December 31, 2006, our remaining net operating loss carryforwards of $67.0 million, the tax effect of which is reflected as an asset on the balance sheet in the “Deferred income taxes,” will be available to offset future taxable income liabilities. Based on projections of taxable income in 2007 and future years, we believe that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

Share-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method. Changes in assumptions as to the employee forfeitures assumptions, exercise dates and volatility could have a significant impact on the stock compensation fair value determinations.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

Our senior management has discussed the development and selection of our critical accounting estimates, and this disclosure, with the Audit Committee of our Board of Directors.

Recently Issued and Recently Adopted Accounting Standards

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

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of this new standard and have not concluded our analysis on the impact, if any, on our results of operations and financial position.

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

We adopted the provisions of SAB No. 108 in the fourth quarter of 2006 and recorded a cumulative effect adjustment of $813,000, net of income taxes of $518,000, to our January 1, 2006 consolidated balance sheet. We identified two uncorrected misstatements for consideration under SAB 108, each of which was considered immaterial to our results of operations in any reporting period when using only the income statement approach we historically used to assess the materiality of unrecorded errors:

1.
An unrecorded liability for drugs and supplies from a major vendor, which is included in “Accounts payable” on the consolidated balance sheets, resulted from an accumulation of unrecorded costs over several periods prior to 2003. This misstatement was identified in 2003 The amount required at January 1, 2006, to correct the liability balance would result in a $600,000 charge to our results of operations in 2006.

2.
During 2006, we discovered that our medical device inventory, which is included in “Property and equipment” on the consolidated balance sheets, was overstated due to improper recording of disposed and lost medical devices and the related depreciation expense. The misstatement originated in 2003 and accumulated over subsequent periods. The amount required to correct the medical device inventory balance at January 1, 2006, would result in a $731,000 charge to our results of operations in 2006.

Under the balance sheet approach and the income statement approach, or the dual approach, we determined that correcting the above misstatements would be material to our 2006 financial statements and recorded a cumulative effect adjustment to our January 1, 2006, consolidated balance sheet upon our initial application of SAB 108.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates on long-term debt.

Our primary interest rate risk relates to the New Credit Facilities and our interest rate swap facilities. In February 2006 and May 2006, we entered into interest rate swap agreements with notional amounts totaling $200 million with a bank under which we will pay the bank fixed base rates of interest of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.371% and 5.364%, respectively, at December 31, 2006). The agreements, which have a two-year term, have the economic effect of converting a portion of our floating rate debt to fixed rate debt. Based upon the total amount outstanding at December 31, 2006, not covered by interest rate swaps, a hypothetical two percentage point increase in the interest rates for a duration of one year would result in additional interest expense of approximately $2 million.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are included as pages F-1 through F-30 of this Annual Report on Form 10-K:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

“Report of Independent Registered Public Accounting Firm” on management’s assessment of internal controls and “Management’s Report on Internal Control Over Financial Reporting” are included on pages F-2 and F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
On January 19, 2006, the Company completed the acquisition of CorSolutions Medical, Inc. The Company is now in the process of integrating the CorSolutions operations. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include CorSolutions. See Note 2 to the Notes to Consolidated Financial Statements included on page F-8 of this Annual Report on Form 10-K for a discussion of the acquisition and related financial data.

Except for the CorSolutions acquisition, Messrs. Petit and Hinton have concluded that there have been no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.
Except as set forth below, information required by this item will be included under the captions “Election of Directors,” “Corporate Governance and Nominating Committee,” “Board Committees, Attendance and Communications with Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 5, 2007, to be filed with the Commission and incorporated by reference herein. Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

Information relating to the Company’s Corporate Governance Guidelines and Code of Conduct is included under the caption “Available Information” in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.
Information required by this item will be contained under the captions “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 5, 2007, to be filed with the Commission and incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, information required by this item will be contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 5, 2007, to be filed with the Commission and incorporated by reference herein.

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

Equity Compensation Plan Information. The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)

Equity compensation plans approved by security holders	2,462,384	$22.33	512,722	(2)
Equity compensation plans not approved by security holders (3)	24,619	$15.79	--

Total	2,487,003	$22.26	512,722

(1)	Excluding securities reflected in first column.
(2)
Includes securities available for future issuance under shareholder-approved compensation plans as follows: 284,572 shares under the Long-Term Stock Incentive Plan, 16,350 shares under the 2002 Stock Incentive Plan, 597 shares under the 2001 Stock Incentive Plan, 90,687 shares under the 2005 Directors’ Non-qualified Stock Option Plan, 4,478 shares under the 2000 Stock Incentive Plan, and 5,500 shares under the 2000 Directors Non-qualified Stock Option Plan. Also includes 110,538 shares that remain available for purchase under the 2005 Stock Purchase Plan.

(3)
This total includes options for: (a) 12,940 shares granted to certain key employees (other than executive officers) on October 20, 1997 and 7,500 shares granted to non-employee members of the Company’s Board of Directors on February 24, 1998. All of these options were granted at exercise prices equal to the fair market value of a share of the Company’s stock on the date of grant and all expire ten years from the date of the grant. The October 20, 1997 grants vested and became fully exercisable on October 20, 2000. The February 24, 1998 grants vested on February 24, 1999; (b) 4,179 shares assumed by the Company in connection with the acquisition of MarketRing on June 14, 2002, which options were granted by MarketRing under the MarketRing 1999 Stock Option and Stock Appreciation Rights Plan prior to the acquisition. The exercise price for these options, originally set by MarketRing, has been determined by reference to the exchange ratio prescribed for converting shares of MarketRing common stock into shares of the Company’s common stock pursuant to the acquisition. The assumed options generally vest in increments of 25% annually, and will be fully vested on June 14, 2007, with such options expiring five to ten years from the date of grant or upon termination of employment.

Item 13. Certain Relationships and Related Transactions and Director Independence.
Information required by this item will be contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 5, 2007, to be filed with the Commission and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services
Information required by this item will be contained under the caption “Audit Fees” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 5, 2007, to be filed with the Commission and incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements
See Part II, Item 8 for an index to our financial statements and supplementary data.

(a)(2) The following supporting financial statement schedule and report of independent registered public accounting firm thereon are included as part of this Annual Report on Form 10-K:

PAGE
Report of Independent Registered Public Accounting Firm	45

Schedule II - Valuation and Qualifying Accounts	46

All other Schedules are omitted because the required information is inapplicable or information is presented in the Consolidated Financial Statements or related notes.

(a)(3) Exhibits

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

2.4
Agreement and Plan of Merger dated as of December 14, 2005, by and among CorSolutions Medical, Inc., Matria Healthcare, Inc. and Coral Acquisition Corp. (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

2.5
Membership Interest Purchase Agreement dated July 26, 2006 by and among Matria Healthcare, Inc., Facet Technologies, LLC and Facet Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2006).

2.6
Sale and Purchase Agreement dated September 22, 2006, by and among Matria Healthcare, Inc., Diabetes Acquisition, Inc., OPG Holding GmbH and OPG Groep N.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 27, 2006).

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

3.3	Amended and Restated Bylaws of Matria Healthcare, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

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

4.3
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

4.6
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

10.16
NewMarket Building Lease Agreement, dated September 4, 2002, between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.17
One Parkway Center Lease Agreement, dated November 8, 2002, between Matria Healthcare, Inc. and Atlanta Parkway Investment Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.18
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

10.26
First Amendment of Lease, dated May 9, 2003, to the New Market Building Lease Agreement between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.27
First Amendment to Lease Agreement dated December 11, 2003, by and between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.28
Second Amendment to Lease Agreement dated December 11, 2003, between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.29
Second Amendment of Lease, dated February 3, 2004, to the New Market Building Lease between Matria Healthcare, Inc., and Trizec Realty, Inc., (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

*10.30
Amendment to the Matria Healthcare, Inc. 2000 Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.31
Third Amendment of Lease, dated March 30, 2004, to the New Market Building Lease between the Company and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.32	Matria Healthcare, Inc. Form of Stock Option Agreement (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.33
Letter Agreement dated as of November 7, 2005, by and between Matria Healthcare, Inc. and Richard M. Hassett, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 10, 2005).

10.34
Credit Agreement, dated January 19, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as issuing bank swing lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25 2006).

10.35
Term Loan Agreement, dated January 19, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 25, 2006).

10.36
First Amendment to Credit Agreement, dated February 2, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A., as issuing bank, swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 7, 2006).

10.37
First Amendment to Term Loan Agreement, dated February 2, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 7, 2006).

*10.38
Letter Agreement dated as of March 8, 2006, by and between Matria Healthcare, Inc. and Jeffrey L. Hinton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 8, 2006).

10.39	Form of Restricted Stock Agreement to be issued under the Long-Term Stock Incentive Plan prior to 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed April 26, 2006).

10.40
Second Amendment to the Credit Agreement and Consent, effective November 2, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.41
Settlement Agreement and Release dated November 6, 2006, between Matria and MAJ Industries LLC (fka Miavita LLC) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.42
Severance Compensation and Restrictive Covenant Agreement between Matria and Yvonne V. Scoggins dated November 6, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.43
Severance Compensation and Restrictive Covenant Agreement between Matria and Richard M. Hassett, M.D. dated April 26, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.44
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Richard M. Hassett, M.D. dated April 26, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.45
Severance Compensation and Restrictive Covenant Agreement between Matria and Jeffrey L. Hinton dated April 26, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.46
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Jeffrey L. Hinton dated April 26, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.47
Severance Compensation and Restrictive Covenant Agreement between Matria and Roberta L. McCaw dated April 26, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.48
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Roberta L. McCaw dated April 26, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.49
Severance Compensation and Restrictive Covenant Agreement between Matria and Parker H. Petit dated April 26, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.50
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Parker H. Petit dated April 26, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.51
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Yvonne V. Scoggins dated April 26, 2006 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.52
Matria Healthcare, Inc. Board of Directors’ Charter of Corporate Governance and Nominating Committee (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.53	2006 Management Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2006).

10.54
Third Amendment to the Credit Agreement dated February 25, 2007, by and among Matria, certain of its domestic subsidiaries, as guarantors, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed February 28, 2007).

14	Code of Conduct of Matria Healthcare, Inc., as amended October 19, 2004 (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed October 25, 2004).

The following exhibits are filed as part of this Report:

10.55	Matria’s Charter of the Audit Committee, as amended December 14, 2006.

*10.56	Severance Compensation and Restrictive Covenant Agreement between Matria and Thornton A. Kuntz, Jr. dated April 26, 2006.

*10.57	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Thornton A. Kuntz, Jr. dated April 26, 2006.

*10.58	Form of Restricted Stock Agreement to be issued under the Company’s Stock Incentive Plans for Performance-Based Awards.

*10.58.1	Form of Restricted Stock Agreement to be issued under the Company’s Stock Incentive Plans for Time-Based Awards.

*+10.59	2007 Management Incentive Plan.

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included in signature page to this report)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit

31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton

32.1	Section 1350 Certification by Parker H. Petit

32.2	Section 1350 Certification by Jeffrey L. Hinton

*Management contract or compensatory plan or arrangement
+Confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIA HEALTHCARE, INC.

March 20, 2007	By:	/s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey L. Hinton
Jeffrey L. Hinton, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Joseph A. Blankenship
Joseph A. Blankenship
Vice President - Corporate Controller
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

Signature	Title	Date
/s/ Parker H. Petit	Chairman of the Board	March 16, 2007
Parker H. Petit	and Chief Executive Officer

/s/ Richard M. Hassett, M.D.	President, Chief Operating Officer	March 16, 2007
Richard M. Hassett, M.D.	and Director

/s/ Joseph G. Bleser	Director	March 13, 2007
Joseph G. Bleser

/s/ J. Terry Dewberry	Director	March 13, 2007
J. Terry Dewberry

/s/ Donald J. Lothrop	Director	March 13, 2007
Donald J. Lothrop.

/s/ Myldred H. Mangum	Director	March 13, 2007
Myldred H. Mangum

/s/ Guy W. Millner	Director	March 13, 2007
Guy W. Millner

/s/ Kaaren J. Street	Director	March 13, 2007
Kaaren J. Street

/s/ Thomas S. Stribling	Director	March 14, 2007
Thomas S. Stribling

/s/ Wayne P. Yetter	Director	March 13, 2007
Wayne P. Yetter

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

Under date of March 20, 2007, we reported on the consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss) and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the 2006 annual report to shareholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006. Additionally, as discussed in notes 1 and 9 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 123R, Share Based Payment, as of January 1, 2006.

/s/ KPMG LLP

Atlanta, Georgia
March 20, 2007

Matria Healthcare, Inc. and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts		Deductions	Period

Year ended December 31, 2004	$2,940	2,412	-		(3,060)	$2,292

Year ended December 31, 2005	$2,292	3,493	15	[1]	(1,914)	$3,886

Year ended December 31, 2006	$3,886	4,093	50	[2]	(3,632)	$4,397

1 Represents beginning balances in allowance for doubtful accounts of acquired companies (WinningHabits)
2 Represents beginning balances in allowance for doubtful accounts of acquired companies (CorSolutions)

See accompanying report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006. Additionally, as discussed in notes 1 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Sates), the effectiveness of Matria Heatlhcare, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway  Commission (COSO), and our report dated March 20, 2007, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
March 20, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Matria Healthcare, Inc. and subsidiaries  (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Matria Healthcare, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Matria Healthcare, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 20, 2007, expressed an unqualified opinion on those consolidated financial statements, with an explanatory paragraph as the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and Statement of Financial Accounting Standards No. 123R, Share Based Payment, in 2006.

/s/ KPMG LLP
Atlanta, Georgia
March 20, 2007

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework.

Based on our assessment management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page F-2 hereof.

/s/ Parker H. Petit	/s/ Jeffrey L. Hinton
Parker H. Petit Chairman of the Board and Chief Executive Officer	Jeffrey L. Hinton Senior Vice President and Chief Financial Officer

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$19,839	$22,758
Restricted cash	1,372	550
Trade accounts receivable, less allowances of $4,397 and
$3,886 at December 31, 2006 and 2005, respectively	52,985	33,996
Assets held for sale	-	132,455
Prepaid expenses and other current assets	14,234	6,588
Deferred income taxes	8,087	8,629
Total current assets	96,517	204,976

Property and equipment, net	38,950	26,430
Goodwill, net	500,830	69,248
Other intangibles, net	55,891	6,935
Deferred income taxes	5,564	10,666
Other assets	13,621	4,952
	$711,373	$323,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, principally trade	$13,846	$10,702
Current installments of long-term debt	4,197	1,021
Liabilities related to assets held for sale and other discontinued operations	-	31,042
Unearned revenues	13,493	7,205
Acquisition contingent consideration	54,223	-
Accrued liabilities	22,661	13,412
Total current liabilities	108,420	63,382
Long-term debt, excluding current installments	275,938	2,099
Other long-term liabilities	8,039	5,788
Total liabilities	392,397	71,269

Shareholders' equity:
Preferred stock, $.01 par value. Authorized 50,000 shares;
none outstanding at December 31, 2006 and 2005	-	-
Common stock, $.01 par value. Authorized 50,000 shares;
issued and outstanding 21,255 and 20,832 at December 31, 2006
and 2005, respectively	213	208
Additional paid-in capital	415,950	400,488
Accumulated deficit	(97,149)	(149,026)
Accumulated other comprehensive earnings	(38)	268
Total shareholders' equity	318,976	251,938

	$711,373	$323,207

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004

Revenues	$336,139	$179,231	$145,087

Cost of revenues	109,924	72,972	64,938
Selling and administrative expenses	159,021	94,291	79,309
Provision for doubtful accounts	4,093	3,493	2,412
Amortization of intangible assets	7,144	365	-
Total costs and operating expenses	280,182	171,121	146,659

Operating earnings (loss) from continuing operations	55,957	8,110	(1,572)

Interest income	1,548	829	498
Interest expense	(27,591)	(2,418)	(10,127)
Other income, net	1,329	226	681
Loss on retirement of 11% Senior Notes	-	-	(22,886)
Earnings (loss) from continuing operations before income taxes	31,243	6,747	(33,406)

Income tax benefit (expense)	(12,768)	(2,733)	13,329
Earnings (loss) from continuing operations	18,475	4,014	(20,077)

Discontinued Operations:
Earnings from discontinued operations, net of income taxes	5,293	9,949	16,205
Gain on disposal of discontinued operations, net of income taxes	28,922	-	30,938
Earnings from discontinued operations	34,215	9,949	47,143
Net earnings	$52,690	$13,963	$27,066

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.88	$0.21	$(1.29)
Discontinued operations	1.63	0.53	3.03
	$2.51	$0.74	$1.74

Diluted:
Continuing operations	$0.85	$0.20	$(1.29)
Discontinued operations	1.58	0.50	3.03
	$2.43	$0.70	$1.74

Weighted average shares outstanding:
Basic	21,025	18,795	15,520
Diluted	21,665	19,874	15,520

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings (Loss)
(Amounts in thousands)

			Additional		Other	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Earnings (loss)	Equity
Balance, January 1, 2004	15,284	$153	$313,047	$(190,055)	$402	$123,547
Issuance of common stock:
Exercise of employee stock options	527	5	6,014	-	-	6,019
Employee stock purchase plan	49	1	588	-	-	589
Tax benefit from exercise of employee stock options	-	-	1,532	-	-	1,532
Net earnings	-	-	-	27,066	-	27,066
Change in foreign currency translation adjustment	-	-	-	-	907	907
Comprehensive earnings	-	-	-	27,066	907	27,973
Balance, December 31, 2004	15,860	159	321,181	(162,989)	1,309	159,660
Issuance of common stock:
Exercise of employee stock options	553	5	6,433	-	-	6,438
Employee stock purchase plan	31	-	814	-	-	814
Conversion of 4.875% notes	4,388	44	68,005	-	-	68,049
Exercise of warrant	-	-	3	-	-	3
Tax benefit from exercise of employee stock options	-	-	4,052	-	-	4,052
Net earnings	-	-	-	13,963	-	13,963
Change in foreign currency translation adjustment, net tax	-	-	-	-	(1,041)	(1,041)
Comprehensive earnings	-	-	-	13,963	(1,041)	12,922
Balance, December 31, 2005	20,832	208	400,488	(149,026)	268	251,938
Cumulative effects of adjustments resulting from adoption
SAB 108, net of tax	-	-	-	(813)	-	(813)
Issuance of common stock:
Exercise of employee stock options	359	4	4,531	-	-	4,535
Employee stock purchase plan	64	1	1,452	-	-	1,453
Tax benefit from exercise of employee stock options	-	-	1,885	-	-	1,885
Share-based compensation	-	-	6,986	-	-	6,986
Share-based compensation-discontinued operations	-	-	608	-	-	608
Change in fair value of interest rate swap	-	-	-	-	(62)	(62)
Net earnings	-	-	-	52,690	-	52,690
Change in foreign currency translation adjustment, net of tax	-	-	-	-	(244)	(244)
Comprehensive earnings	-	-	-	52,690	(244)	52,446
Balance, December 31, 2006	21,255	$213	$415,950	$(97,149)	$(38)	$318,976

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years ended December 31,
	2006	2005	2004

Net earnings	$52,690	$13,963	$27,066
Less earnings from discontinued operations, net of income taxes	(34,215)	(9,949)	(47,143)
Earnings (loss) from continuing operations	18,475	4,014	(20,077)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including debt discount and expenses)	20,777	6,657	5,545
Provision for doubtful accounts	4,093	3,493	2,412
Deferred income taxes	11,713	1,925	(14,240)
Share-based compensation	6,986	-	-
Excess tax benefits from share-based compensation arrangements	(1,386)	-	-
Imputed interest on acquisition consideration	1,747	-	-
Loss on retirement of 11% Senior Notes	-	-	22,886
Payment for termination of interest rate swap agreements	-	-	(993)
Other	-	294	-
Changes in assets and liabilities:
Trade accounts receivable	(7,885)	(8,083)	(4,251)
Prepaid expenses and other current assets	3,822	(451)	6
Other noncurrent assets	(482)	(971)	(1,919)
Accounts payable	(880)	766	6,219
Accrued and other liabilities	(29,571)	(2,644)	810
Net cash provided by (used in) continuing operations	27,409	5,000	(3,602)
Net cash provided by (used in) discontinued operations	(3,114)	19,954	13,735
Net cash provided by operating activities	24,295	24,954	10,133

Purchases of property and equipment	(13,139)	(11,072)	(8,563)
Purchases of property and equipment related to discontinued operations	(379)	(1,452)	(1,602)
Acquisition of businesses, net of cash received	(434,727)	(19,678)	(200)
Proceeds from the sale of businesses, net of transaction costs	150,315	-	101,055
Payment of acquisition obligation	(1,677)	-	(20,480)
Decrease (increase) in restricted cash	233	3,273	(3,368)
Net proceeds from investments	-	-	927
Net cash provided by (used in) investing activities	(299,374)	(28,929)	67,769

Proceeds from the issuance of long-term debt, net of transaction costs	446,533	2,083	2,446
Payment of debt refinancing fees	(1,733)	-	-
Principal repayments of long-term debt	(180,519)	(2,224)	(2,475)
Proceeds from issuance of common stock	5,989	7,252	6,608
Excess tax benefits from share-based compensation arrangements	1,386	-	-
Net payment for conversion of 4.875% convertible senior notes and related transaction costs	-	(15,332)	-
Proceeds from issuance of convertible senior debt, net of issuance costs	-	-	83,210
Net payment for the retirement of 11% Senior Notes	-	-	(136,518)
Net repayments under credit agreement	-	-	(2,418)
Net cash provided by (used in) financing activities	271,656	(8,221)	(49,147)
	504	(363)	907
Net increase (decrease) in cash and cash equivalents	(2,919)	(12,559)	29,662
	22,758	35,317	5,655
	$19,839	$22,758	$35,317

Interest	$30,746	$3,234	$11,642
Income taxes	$6,716	$4,047	$7,727

Conversion of debt to equity	$-	$83,381	$-

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1) Summary of Significant Accounting Policies
(a) Business
Matria Healthcare, Inc. (“Matria,” “the Company” or “we”) provides comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics. We call this suite of services “Health Enhancement.” These services are designed to reduce health-related costs and enhance the health and quality of life of the individuals we serve. We provide services to self-insured employers, private and government sponsored health plans, pharmaceutical companies, administrative services only customers, and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees. Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs. Our service offerings include wellness programs, disease and condition management programs and informatics.

Our wellness programs address issues such as: smoking cessation, weight loss, exercise, healthy diet, stress relief, healthy aging, and productivity enhancement. These programs help employees and health plan members live better and longer while reducing their healthcare costs and increasing their productivity.

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

In September 2006, to address the needs of the long-term care insurance industry, we invested in and formed a strategic alliance with Secured Independence, Inc. (“Secured Independence”), a privately-held company. The assets, liabilities and results of operations of Secured Independence are included in our consolidated financial statements effective September 30, 2006.

On April 1, 2005, we acquired the business and assets of Miavita LLC for a net cash payment of $4.8 million, with potential additional amounts to be paid under an earn-out agreement, of which $1.7 million was paid during 2006 and additional amounts are expected to be payable in 2007. On October 1, 2005, we acquired of business of WinningHabits, Inc. for a net cash payment of $14.9 million, with additional potential amounts to be paid under an earn-out agreement. Results of operations of these businesses have been included in our consolidated results of operations since their respective acquisition dates.

On September 1, 2006, we completed the sale of Facet Technologies, LLC (“Facet”) to a private equity firm in a cash transaction valued at approximately $122 million. On October 17, 2006, we completed the sale of our foreign diabetes service operations in Germany (“Dia Real”) for approximately $33.3 million. At December 31, 2005, the assets and liabilities of these business units were reclassified as “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations,” respectively, and their results of operations are included in discontinued operations for all periods presented.

(b) Basis of Financial Statement Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Our consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d) Cash and Cash Equivalents
Cash and cash equivalents consist of cash and interest-bearing deposits. We consider all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents, other than those amounts designated for other than current operations.

(e) Restricted Cash
Restricted cash consists of funds designated for a particular use and not available for current operations. We had $1.4 million and $550,000 of restricted funds at December 31, 2006 and 2005, respectively, for amounts held in escrow related to customer contracts and as collateral for insurance policies. Funds are held in interest-bearing investment accounts or in certificates of deposit with maturity dates that coincide with insurance policy termination dates.

(f) Revenue Recognition and Allowances for Uncollectible Accounts
Our services are provided telephonically and, in some cases, in a patient's home from home care centers located throughout the United States. In addition, our services are provided through access to our online health and wellness based tools. Revenues are recognized as the related services are rendered and are net of contractual allowances and related discounts.

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

(g) Concentrations of Credit Risk
Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of accounts receivable from third-party payors. The collectibility of accounts receivable from third-party payors is directly affected by conditions and changes in the insurance industry and governmental programs, which we take into account in computing and evaluating our allowances for uncollectible accounts. At December 31, 2006 and 2005, no single customer exceeded 10% of our consolidated trade accounts receivable.

(h) Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation for property and equipment is provided primarily on the straight-line method over the estimated useful lives of the related assets, which generally ranges from three to ten years. Amortization of leasehold improvements and leased equipment is recorded over the shorter of the lives of the related assets or the lease terms.

Property and equipment includes amounts capitalized for the development of software for internal use. Capitalized costs include external costs of materials and services and payroll costs of employees devoted to the specific software development. These costs are capitalized based upon Statement of Position 98-1, Accounting for the Costs of Computer Software Development or Obtained for Internal Use. Internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using on the straight-line basis over estimated useful lives of the underlying software, which generally ranges from three to ten years. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life. For the years ended December 31, 2006, 2005 and 2004, we capitalized software development costs of $4.9 million, $3.1 million and $1.8 million, respectively. As of December 31, 2006 and 2005, net capitalized software costs totaled $12.2 million and $8.7 million, respectively.

(i) Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the estimated fair value of identifiable net assets acquired in our business combinations. Intangible assets consist of trade names, content, customer relationships, current technology and covenants not to compete. Intangible assets are amortized on a straight-line basis over periods ranging from five to ten years.

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. The Company evaluated the fair values of its reporting units as of December 31, 2006 and 2005 and concluded that no impairment of recorded goodwill exists. As a result, no impairment of goodwill was identified during any of the periods presented.

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and that such assets be reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We reassessed the useful lives, residual values and classification of its identifiable intangible assets and determined that they continue to be appropriate.

(j) Impairment of Long-lived Assets
We account for long-lived assets, other than goodwill with an indefinite useful life, in accordance with SFAS No. 144. We review long-lived assets, such as property and equipment and intangibles subject to amortization, including contract acquisition costs and certain computer software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted operating cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset exceeds the fair value of the asset.

Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheets.

As of December 31, 2006 or 2005, there was no impairment of our long-lived assets.

(k) Derivative Financial Instruments
We use derivative financial instruments to manage our risk associated with fluctuations in interest rates and foreign currency exchange rates. We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. We do not use derivative financial instruments for trading or speculative purposes.

(l) Fair Value Disclosure of Financial Instruments
We estimate that the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term maturities of these assets and liabilities. We estimate that the fair value of our long-term debt approximates its carrying value because these debt instruments bear interest at a variable rate which resets quarterly based on the then current market rate.

(m) Unearned Revenues
Unearned revenues represent billings in advance of services being performed and at-risk revenues.

(n) Income Taxes
We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carryforwards. Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

(o) Share-based Compensation
On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. SFAS 123(R) establishes standards for the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during the period ended December 31, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Since share-based compensation expense recognized in the consolidated statement of operations for the period ended December 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we estimated forfeitures at the time of grant and, if necessary, revised the estimates in subsequent periods if actual forfeitures differed from those estimates.

(p) Net Earnings (Loss) Per Share of Common Stock
Basic net earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted net earnings (loss) per common share is based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and restricted stock awards, determined using the treasury stock method, and dilutive contingent convertible debt, determined using the if-converted method.

(q) Comprehensive Earnings (Loss)
Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings (loss) consist of net earnings (loss), foreign currency translation adjustments (net of income taxes) and changes in the fair value of derivative financial instruments (net of income taxes).

(r) Interest Allocated to Discontinued Operations
We allocated interest expense to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. Under EITF Issue 87-24, interest on debt that must be repaid upon disposal of discontinued operations must be allocated to discontinued operations. In accordance with the terms of the New Credit Facilities, we used the net proceeds from the sale of Facet and Dia Real to repay a portion of the outstanding indebtedness.

(s) Recently Issued or Adopted Accounting Standards
Accounting for Uncertainty in Income Taxes. In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of this interpretation is January 1, 2007, the first fiscal year beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 to determine its impact, if any, on our financial statements.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of this new standard and have not concluded its analysis on the impact, if any, to its results of operations and financial position.

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

We adopted the provisions of SAB No. 108 in the fourth quarter of 2006 and recorded a cumulative effect adjustment of $813,000, net of income taxes of $518,000, to our January 1, 2006 consolidated balance sheet. We identified two uncorrected misstatements for consideration under SAB 108, each of which was considered immaterial to our results of operations in any reporting period when using only the income statement approach we historically used to assess the materiality of unrecorded errors:

1.	An unrecorded liability for drugs and supplies from a major vendor, which is included in “Accounts payable” on the consolidated balance sheets, resulted from an accumulation of unrecorded costs over several periods prior to 2003. This misstatement was identified in 2003. The final amount required to correct the liability balance at January 1, 2006, would result in a $600,000 charge to our results of operations in 2006.

2.
During 2006, we discovered that our medical device inventory, which is included in “Property and equipment” on the consolidated balance sheets, was overstated due to improper recording of disposed and lost medical devices and the related depreciation expense. The misstatement originated in 2003 and accumulated over subsequent periods. The amount required to correct the medical device inventory at January 1, 2006, would result in a $731,000 charge to our results of operations in 2006.

Under the balance sheet approach and the income statement approach, or the dual approach, we determined that correcting the above misstatements would be material to our 2006 financial statements and recorded the cumulative effect adjustment to our January 1, 2006, consolidated balance sheet upon our initial application of SAB 108.

(2)	Acquisitions
CorSolutions Medical, Inc. On January 19, 2006, we completed the acquisition of CorSolutions Medical, Inc., a Delaware corporation (“CorSolutions”), pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 14, 2005, by and among Matria, Coral Acquisition Corp. (“Merger Sub”), an indirect wholly owned subsidiary of Matria, and CorSolutions. CorSolutions is a leading provider of disease management services to employers, health plans and government-sponsored healthcare programs. The effective date of the acquisition for accounting purposes was January 1, 2006. Accordingly, the results of CorSolutions are included in the consolidated financial statements from January 1, 2006.

Pursuant to the Merger Agreement, Merger Sub merged with and into CorSolutions (the “Merger”), with CorSolutions continuing as the surviving corporation and an indirect wholly owned subsidiary of Matria. In the Merger, all outstanding capital stock, together with options and warrants to purchase capital stock of CorSolutions, were converted into the right to receive a pro rata portion of the initial merger consideration, which approximated $470.8 million, subject to adjustment.

We funded the Merger with the proceeds of term loans and revolving credit loans pursuant to a credit agreement with Bank of America, N.A., as administrative and collateral agent, as amended, (the “First Lien Credit Facility”), and with the proceeds of a second lien term loan facility pursuant to a term loan agreement, with Bank of America, N.A., as administrative agent and collateral agent (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “New Credit Facilities”).

The total preliminary purchase price, excluding cash acquired, was $433.0 million, which was determined as follows (in thousands):

Purchase price consideration, excluding cash acquired	$429,473
Acquisition-related transaction costs	5,254
Imputed interest from January 1, 2006 through January 19, 2006	(1,747)

Total preliminary purchase price	$432,980

In accordance with SFAS No. 141, Business Combinations, the Company increased interest expense and reduced the cost of CorSolutions by approximately $1.7 million. As the operations of CorSolutions are included in the consolidated statements of operations effective January 1, 2006, and the consideration was not delivered until January 19, 2006, this adjustment represents the amount of interest on the debt imputed during the interim period.

Under business combination accounting, the total purchase price is allocated to CorSolutions’ net tangible and identifiable intangible assets based on their estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets is recorded as goodwill. The allocation of the purchase price used in the consolidated financial statements is based upon a valuation. The estimated fair values of certain assets and liabilities have been determined with the assistance of an independent third-party valuation firm.

The following table represents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Accounts receivable, net	$14,160
Other current assets	7,433
Property and equipment	10,400
Other long-term assets	198
Net deferred tax asset	12,824
Amortizable intangible assets	56,100
Goodwill	375,682
Accounts payable	(3,450)
Other accrued expenses	(36,880)
Unearned revenue	(3,487)

Total purchase price allocation	$432,980

The components of the amortizable intangible assets are as follows (in thousands):

		Useful
	Fair	Life
	Value	(Years)
Customer contracts	$46,900	10
Developed technology	7,700	7
Tradename	1,500	7
	$56,100

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of CorSolutions had occurred at January 1, 2005 (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005
Revenues	$336,139	$303,503
Operating earnings from continuing operations	$55,957	$33,079	(a)(b	)
Net earnings from continuing operations	$18,475	$3,208	(a)(b)(c)(d	)

Net earnings from continuing operations per share:
Basic	$0.88	$0.17
Diluted	$0.85	$0.16

(a)	Adjusted to decrease the depreciation expense resulting from the difference between the preliminary estimate of the fair value and the historical amount of CorSolutions’ property and equipment.

(b)	Adjusted to reflect the increase in amortization expense resulting from the preliminary estimate of the fair value of amortizable intangible assets.

(c)	Adjusted to reflect the interest and amortization expense resulting from the issuance of debt and related underwriting fees.

(d)	Adjusted to include the tax benefit on pro forma adjustments noted above.

We are pursuing a claim before a contractually-designated settlement accountant for certain post-closing adjustments including a $4 million claim relating to a liability resulting from CorSolutions’ pre-closing performance under a customer contract. We are also pursuing a related claim for fraudulent misrepresentation and concealment before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount exceeding $4 million. There is no assurance that we will prevail in either of these proceedings. See Note 12.

Other Acquisitions. On April 1, 2005, we acquired the business and assets of Miavita, a leading provider of on-line wellness programs, for total consideration including transaction costs of $4.8 million, net of cash received. Our December 31, 2005, balance sheet reflects the assets acquired and liabilities assumed in this transaction, including goodwill and intangible assets resulting from the purchase price allocation of $3.1 million and $1.6 million, respectively. The intangible assets are being amortized on a straight-line basis over ten years. On October 1, 2005, we acquired the business and assets of WinningHabits, Inc., a leading provider of corporate wellness programs, for total consideration including transaction costs of $14.9 million, net of cash received. The transaction resulted in goodwill and intangible assets from the purchase price allocation of $11.5 million and $5.7 million, respectively. The intangible assets are being amortized on a straight-line basis over five to seven years.

 In connection with our acquisition of WinningHabits, we are required to pay additional consideration in future periods, based upon the financial performance of this business. We currently estimate that the additional consideration pursuant to the terms of our earn-out agreement for the WinningHabits acquisition is $32.2 million. The estimated additional consideration, which is included in “Acquisition contingent consideration” on the consolidated balance sheet, is based on the attainment of the operating objectives for the year ended December 31, 2006, and is subject to final audit. The final amount for WinningHabits will be payable in 2007.

           Also included in “Acquisition contingent consideration" on the consolidated balance sheet is $22.0 million of earn-out consideration for the second earn-out period ending March 31, 2007, for the Miavita acquisition. On November 6, 2006, the Company and the seller entered into a Settlement Agreement and Release that effectively amends the terms of the original acquisition agreement to fix the amount payable for the second earn-out period at $20.0 million plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment is payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, are at least $500,000. During the second quarter of 2006, the Company paid $1.7 million for the additional consideration earned for the first earn-out period ended March 31, 2006, for the Miavita acquisition.

Goodwill was increased by $55.9 million at December 31, 2006, for the consideration paid and the additional estimated consideration payable under the earn-out agreements described above.

  (3) Property and Equipment
 Property and equipment at December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005

Computer hardware and software	$45,335	$30,138
Medical equipment	8,027	7,887
Machinery, office equipment and fixtures	8,061	4,384
Leasehold improvements	4,821	2,157
	66,244	44,566
Less accumulated depreciation and amortization	27,294	18,136
	$38,950	$26,430

Depreciation and amortization expense for property and equipment was $10.3 million, $5.3 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(4) Goodwill and Intangible Assets
Changes in the carrying amount of goodwill at December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Carrying value at January 1,	$69,248	$54,665
Additional goodwill from acquisitions (Note 2)	375,682	14,583
Acquisition contingent consideration	55,900	-
Carrying value at December 31,	$500,830	$69,248

The components of identifiable intangible assets, which resulted from our 2006 and 2005 acquisitions, were as follows (in thousands):

	December 31,
	2006	2005
Gross carrying amounts:
Customer relationships	$49,100	$2,200
Current technology	10,500	2,800
Content	1,600	1,600
Covenants not-to-compete	700	700
Trade names	1,500	-
Total	63,400	7,300
Accumulated amortization	(7,509)	(365)
	$55,891	$6,935

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $7.1 million, $365,000 and $0, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

2007	$7,144
2008	7,144
2009	7,144
2010	6,999
2011	6,565
Thereafter	20,895
$55,891
(5) Accrued Liabilities
Significant components of accrued liabilities at December 31, 2006 and 2005 are summarized as follows (in thousands):

	December 31,
	2006	2005

Accrued compensation and related liabilities	$12,379	$10,293
Other accrued expenses	10,282	3,119
	$22,661	$13,412

(6) Long-Term Debt
Our long-term debt balances at December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
Term Loan B Facility, accrues interest at LIBOR plus 2.0%, interest rate ranging between 7.36% to 7.37% at December 31, 2006; interest payable quarterly; interest rate reset quarterly, maturing January 2012, including $62 of fair value of interest rate swap	$212,412	$-

Term Loan B-2 Facility, accrues interest at LIBOR plus 2.0%, interest rate of 7.36% at December 31, 2006; interest payable quarterly; interest rate reset quarterly, maturing January 2012	64,838	-

Unsecured 11% Senior Notes, net of unamortized discount of $34 and $57 at December 31, 2006 and 2005, respectively, plus unamortized deferred gains resulting from termination of interest rate swaps of $6 and $10 at December 31, 2006 and 2005, respectively	1,972	1,953

Capital lease obligations; interest ranging from approximately 6% to 10.8% with various monthly payments and maturing at various dates through July 2008	144	395

Other debt; interest rate 5.91%; payable in monthly installments through May 2007	769	772
Total long-term debt	280,135	3,120

Less current installments	4,197	1,021

Long-term debt, excluding current installments	$275,938	$2,099

Approximate aggregate minimum annual payments due on long-term debt, excluding the unamortized discount and deferred gains on interest rate swaps, for the five years subsequent to December 31, 2006 and thereafter are as follows (in thousands):

2007	$4,197
2008	5,350
2009	3,300
2010	3,300
2011	235,491
Thereafter	28,497
$280,135

New Credit Facilities. On January 19, 2006, in connection with the acquisition of CorSolutions, we entered into the New Credit Facilities with Bank of America, N.A., as administrative and collateral agent. The New Credit Facilities, as amended, provided for borrowings of up to an aggregate of $485.0 million and are structured to include both term loans and a revolving credit facility. The New Credit Facilities were divided between a First Lien Credit Facility and a Second Lien Credit Facility and replaced the Company’s previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination.

Amounts borrowed under the New Credit Facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of the subsidiaries of the Company. Amounts borrowed under the First Lien Credit Facility are secured by a first priority lien on substantially all of the assets of the Company and the subsidiary guarantors.

The New Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in both of the credit agreements include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At December 31, 2006, we were in compliance with all covenants of the New Credit Facilities.

The proceeds from the New Credit Facilities used to fund the CorSolutions acquisition were $444.0 million, net of debt issuance costs of $11.1 million. During the third and fourth quarters of 2006, prepayments of $175.0 million were made toward the reduction of the First Lien Credit Facility. Of this amount, $115.0 million and $30.0 million were paid from the net proceeds from the Facet and Dia Real divestitures, respectively, and $30.0 million was paid from our operating cash flows.

The New Credit Facilities also provide for a Revolving Credit Facility. Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement. At December 31, 2006, there were no amounts outstanding under the Revolving Credit Facility, and the available balance was $28.5 million.

In November 2006, we amended the terms of the New Credit Facilities. Under the amended agreement, the First Lien Credit Facility was increased by $65.0 million, the proceeds of which were used to prepay the Second Lien Credit Facility. Borrowings under the First Lien Credit Facility bore interest at LIBOR plus 2.00%, a 475 basis point reduction from the Second Lien Credit Facility. All the other terms and conditions of the Credit Agreement (other than those relating to the increased amount of the First Lien Credit Facility and those that are no longer applicable because they relate solely to the Second Lien Credit Facility) remain unchanged. We incurred fees and expenses of approximately $1.7 million, which were recorded as deferred financing costs and are being amortized over the term of the First Lien Credit Facility (January 2012).  On February 23, 2007, we entered into a third amendment to the New Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million. All other terms of the New Credit Facilities, as amended, remain unchanged.

(7) Derivative Financial Instruments
In February and May 2006, we entered into two interest rate swap agreements, each with a notional amount of $100.0 million, to hedge exposure to fluctuations in interest rates related to the New Credit Facilities. The agreements, which have two-year terms, have the economic effect of converting $200.0 million of floating rate debt under the New Credit Facilities to fixed rate debt. Under the terms of the agreements, we will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.371% and 5.364%, respectively, at December 31, 2006). The variable rates are reset quarterly.

On the dates the interest rate swap derivative contracts were entered into, we designated the derivatives as hedges of the variability of cash flow to be paid (“cash flow” hedge). Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows. We reflected the interest rate swap agreements on the consolidated balance sheet at fair value ($62,000 at December 31, 2006), which was based upon the estimated amount we would pay upon settlement of the agreements taking into account interest rates at December 31, 2006. For the year ended December 31, 2006, we recognized a net gain of $79,000 from the cash flow hedges, which is included in “Interest expense” in the consolidated statements of operations.

In September 2006, we entered into a forward exchange agreement with a bank to eliminate the potential impact of foreign exchange fluctuations on the U.S. dollar equivalent of the expected euro proceeds from the sale of Dia Real. Under the terms of the agreement, we sold €26.0 million at the forward rate and received approximately $33.4 million on the settlement date, resulting in a net gain of $741,000. We reported the forward exchange agreement at fair value until its termination in October 2006.

(8) Income Taxes
The components of the income tax expense (benefit) from continuing operations consisted of (in thousands):

	Years ended December 31,
	2006	2005	2004
Current tax expense:
U.S. federal	$679	$-	$788
State and local	376	808	123
Total current tax expense	1,055	808	911

Deferred tax expense (benefit):
U.S. federal	10,517	2,518	(11,475)
State and local	1,196	(593)	(2,765)
Total deferred tax expense (benefit)	11,713	1,925	(14,240)

Total income tax expense (benefit)	$12,768	$2,733	$(13,329)

Below is a reconciliation of the expected income tax expense (benefit) from continuing operations (based on the U.S. federal statutory income tax rate of 35%) to the actual income tax expense (benefit) (in thousands):

	Years ended December 31,
	2006	2005	2004
Computed expected income tax expense (benefit)	$10,935	$2,361	$(11,692)
Effect of:
State and local income taxes, net of federal effect	1,089	140	(1,717)
Nondeductible share-based compensation	515	-	-
Other nondeductible expenses	405	273	425
Nontaxable income of captive insurance subsidiary	(347)	(142)	(270)
Valuation allowance	97	-	-
Other, net	74	101	(75)

Income tax expense (benefit)	$12,768	$2,733	$(13,329)

At December 31, 2006 and 2005, the deferred income tax assets consist of future tax benefits attributable to (in thousands):

	December 31,
	2006	2005
Deferred income tax assets (liabilities)
Current:
Allowance for doubtful accounts and other receivables	$1,304	$1,284
Accruals and reserves not deducted for tax purposes	4,142	6,240
Deferred revenues	2,642	1,110
Other	(1)	(5)
	8,087	8,629
Non-current:
Depreciation and amortization	(29,267)	(16,043)
Accruals and reserves not deducted for tax purposes	1,033	-
Supplemental executive retirement plan	1,801	1,645
Share-based compensation	2,290	-
Net operating loss carryforwards	27,074	21,436
Credit carryforwards	7,705	3,064
Valuation allowance	(5,052)	-
Other	(20)	564
	5,564	10,666

Total deferred income tax assets	$13,651	$19,295

As of December 31, 2005, we had approximately $56.5 million of federal net operating losses (NOL’s). We added approximately $81.2 million of federal NOL’s through the acquisition of CorSolutions, which are limited, by the Internal Revenue Code Section 382, to approximately $19.4 million per year. We utilized approximately $70.7 million of federal NOL’s to offset taxable income in 2006. At December 31, 2006, we had the following estimated operating loss carryforwards available for federal income tax reporting purposes to be applied against future taxable income with the corresponding tax year of expiration (in thousands):

2019	$1,162
2020	1,635
2021	782
2022	416
2024	127
2025	62,883

$67,005

We also have available alternative minimum tax (“AMT”) credit carryforwards of approximately $3.7 million available to offset regular income tax, if any, in future years. The AMT credit carryforwards do not expire. The AMT net operating loss carryforward is approximately $70.3 million as of December 31, 2006.

We reduced our federal income taxes payable by utilizing approximately $10.6 million of foreign tax credits in 2006 related to the disposition of Dia Real. In addition, we realized a tax benefit from exercises of employee stock options of approximately $1.9 million which were recorded as an increase to shareholder’s equity.

As of December 31, 2006, we had a valuation allowance of $5.1 million. The valuation allowance is related to $4.0 million of foreign tax credits, related to the disposition of Dia Real, and $1.1 million of state NOL’s, which primarily relate to the acquisition of CorSolutions. We believe that it is more likely than not that we will not realize these benefits.

Based on projections of taxable income in 2007 and future years, management believes that it is more likely than not that the Company will fully realize the net value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

We undergo audits of our various tax returns from time to time. We record refunds from audits when receipt is assured and assessments when the loss is probable.

(9) Shareholders’ Equity
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

During 2005, the Board of Directors of the Company amended and restated the 2004 Stock Incentive Plan to increase the number of shares available for issuance to 1.6 million. The plan was also renamed the Long-Term Stock Incentive Plan and is available for employees, officers, independent contractors and consultants of the Company. The Long-Term Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. The Long-Term Stock Incentive Plan contains a $100,000 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 150,000 shares. The maximum term of each stock option is ten years from the date of grant, and five years in the case of an incentive stock option granted to a person owning more than ten percent of the combined voting power of the Company or an affiliate. Options  vest over a period of years (generally three to five), subject to eligibility status as specified in the individual option agreement. Restricted stock vests over a period of years (generally three), subject to eligibility status and satisfactory achievement of performance goals, in each case as specified in the individual restricted stock agreement.

During 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company. The 2002 Stock Incentive Plan also has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. Options, stock bonuses and rights to purchase the Company’s common stock may be granted to exercise or purchase an aggregate of not more than 375,000 shares of the Company’s common stock. The 2002 Stock Incentive Plan contains a $100,000 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year. Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares. The term of each option is ten years from the date of grant. Options vest over a period of years (generally three to five), subject to eligibility status as specified in the individual stock option agreement.

The Company also has options and shares available for grant under the 2001 Stock Incentive Plan, the 2000 Stock Incentive Plan and the 2000 Board of Directors Plan, the provisions of which are similar to the plans described above. Due to forfeitures of previously issued grants, at December 31, 2006, there were approximately 11,000 options and shares available for grant under these plans.

Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”) to encourage ownership of its common stock by employees. The Purchase Plan provides for the purchase of up to 187,500 shares of the Company’s common stock by eligible employees of the Company and its subsidiaries. In 2005, the Company established the 2005 Employee Stock Purchase Plan to provide for an additional 150,000 shares of common stock to be available for purchase by employees. Under both plans, the Company may conduct an offering each fiscal quarter of its common stock to eligible employees. The participants in the plans can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of the lesser of 10% of the employee’s compensation or 375 shares of common stock per quarter. A participant immediately ceases to be a participant in the plans upon termination of his or her employment for any reason. During 2006, 2005 and 2004, approximately 64,000, 31,000 and 49,000 shares of common stock, respectively, were issued under the Purchase Plan.

Implementation of SFAS 123(R)
Prior to January 1, 2006, we accounted for stock compensation arrangements using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related Interpretations.

Beginning January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. Accordingly, in 2006, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of December 31, 2005, as if the estimated grant date fair value method required for pro forma disclosure under SFAS 123 (the Black-Scholes option-pricing model) were in effect for expense recognition purposes, as adjusted for estimated forfeitures. For share-based awards granted after December 31, 2005, we recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes option-pricing model and used a straight-line amortization method.

For the year ended December 31, 2006, the impact on our results of operations of recording share-based compensation was $7.0 million ($4.8 million net of income tax), of which $447,000 was from the Employee Stock Purchase Plan. This expense is included in “Selling and administrative expenses” on the consolidated statement of operations. We did not capitalize any share-based compensation costs. The impact on both basic and diluted earnings per share for the period was $0.23.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 were $6.0 million, $7.3 million and $6.6 million, respectively.

SFAS 123(R) requires us to calculate an initial “pool” of excess tax benefits available at the adoption to absorb any tax deficiencies that may be recognized under SFAS 123(R). The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS 123 for recognition purposes on its effective date. In accordance with SFAS 123(R), tax benefits from the exercise of stock options are classified as financing cash flows rather than operating cash flows.

Valuation Assumptions
We calculated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for each respective period:

	2006	2005	2004
Risk-free interest rates	4.75%	4.02%	3.43%
Expected lives (in years)	4	5	5
Dividend yield	NA	NA	NA
Expected volatility	53%	68%	67%

Our computation of expected volatility for grants awarded in 2006 was based on historical daily volatility. Prior to 2006, our computation of expected volatility was based on historical monthly volatility. The computations of expected lives were determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The weighted average fair value of the options granted during 2006, 2005 and 2004 was $14.26, 18.03 and $10.53, respectively, on the date of grant.

The following table summarizes our stock option activity during the years ended December 31, 2006, 2005 and 2004 (shares in thousands):

	2006		2005		2004
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,790	$20.19	2,498	$12.62	2,584	$10.81
Granted	364	$31.07	1,096	$31.81	678	$17.88
Exercised	(359)	$12.63	(553)	$11.64	(527)	$11.42
Forfeited/expired/cancelled	(308)	$25.03	(251)	$14.89	(237)	$8.90
Outstanding at the end of year	2,487	$22.26	2,790	$20.19	2,498	$12.62
Options exercisable at end of year	1,214	$19.00	1,043	$12.53	885	$12.29

The total aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $6.3 million, $12.3 million and $4.4 million, respectively.

The following table summarizes our options outstanding and options exercisable as of December 31, 2006 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$ 4.57 - $10.00	235	5.4	$7.28	169	5.1	$7.79
$10.01 - $20.00	926	5.4	$13.38	719	4.9	$16.32
$20.01 - $30.00	786	8.7	$28.26	188	8.4	$28.08
$30.01 - $40.33	540	8.8	$35.28	138	8.8	$34.43
	2,487	7.2	$22.26	1,214	5.9	$19.00

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006, was $20.0 million and $15.3 million, respectively.

At December 31, 2006, the total compensation cost related to unvested share-based awards granted to employees under stock option plans but not yet recognized was approximately $19.5 million, after estimating forfeitures and before income taxes. Of this amount, approximately $3.7 million relates to shares of unvested restricted stock that we issued in 2006 (discussed below). The cost of all unvested share-based awards is expected to be recognized over an estimated weighted average period of 2.9 years.

During 2006, we recorded a charge of $608,000 to “Gain on disposal of discontinued operations” for unamortized share-based compensation expense related to the accelerated vesting of options granted to the Facet and Dia Real employees. We completed the sales of Facet on September 1, 2006, and Dia Real on October 17, 2006.

Restricted Stock
During 2006, we issued shares of unvested restricted stock. The following table summarizes our restricted stock award activity for the year ended December 31, 2006 (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested at January 1, 2006	-	$-
Granted	233	28.10
Vested	-	-
Forfeited	(12)	28.16
Nonvested at December 31, 2006	221	$28.10

During 2006, we recognized compensation expense totaling $1.1 million related to our restricted stock awards. As of December 31, 2006, we had approximately $3.7 million of unrecognized compensation expense related to restricted stock awards, which we expect to recognize over a weighted average period of 1.9 years.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)
Share-based compensation for the years ended December 31, 2005 and 2004 was determined using the intrinsic value method under APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Earnings (loss) from continuing operations, as reported	$4,014	$(20,077)
Deduct: Share-based compensation, net of tax effects	(2,616)	(1,408)
Pro forma earnings (loss) from continuing operations	$1,398	$(21,485)

Earnings (loss) per share from continuing operations:
Basic - as reported	$0.21	$(1.29)
Basic - pro forma	$0.07	$(1.38)

Diluted - as reported	$0.20	$(1.29)
Diluted - pro forma	$0.07	$(1.38)

(10) Employee Benefit Plans
We maintain a 401(k) defined contribution plan for the benefit of our employees. Our obligation for contributions under the 401(k) plan is limited to each participant’s contribution but not more than 3% of the participant’s compensation. Discretionary Company contributions are allowed under the plan. Contributions to the plan in the years ended December 31, 2006, 2005 and 2004 were approximately $1.4 million, $1.3 million and $1.2 million, respectively.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executive employees. Benefits vest under the SERP based on age and years of service with 100% vesting obtained at age 55 and 15 years of service. Earlier vesting may occur upon a change in control or other events as defined in the agreement. During 2006, 2005 and 2004, $175,000, $172,000 and $162,000, respectively, were expensed related to the SERP and an additional $338,000 is expected to be expensed over the next four years of expected service by the respective current employees. The liability under the SERP plan as of December 31, 2006 and 2005 was $4.7 million and $4.2 million, respectively, and is recorded in “Other long-term liabilities” on the consolidated balance sheets. The fair value of the assets in the SERP of $3.9 million and $3.6 million at December 31, 2006 and 2005, respectively, is recorded in “Other assets” in the consolidated balance sheets.

(11) Commitments
We are committed under noncancelable lease agreements for facilities and equipment. Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 2006 are as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases
2007	$8,539	$132
2008	8,099	17
2009	6,328	-
2010	3,138	-
2011	1,873	-
Thereafter	3,473	-
	$31,450	149
Less interest		(5)
Present value of future minimum capital lease payments		$144

Amortization of capital leased assets is included in depreciation expense. Rental expense for cancelable and noncancelable leases was approximately $9.0 million, $5.0 million, and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(12) Contingencies and Concentrations
Pursuant to the CorSolutions Merger Agreement, we are pursuing a claim before a contractually-designated settlement accountant for certain post-closing adjustments including a $4 million claim relating to a liability resulting from CorSolutions’ pre-closing performance under a customer contract. We are also pursuing a related claim for fraudulent misrepresentation and concealment before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount exceeding $4 million. There is no assurance that we will prevail in either of these proceedings.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or liquidity.

(13) Divestitures
During the fourth quarter of 2005, we made the strategic decision to divest the operations of Facet and Dia Real. As a result, the accompanying consolidated financial statements reflect the operations of these divisions as discontinued operations for all periods presented. Also, the assets and liabilities of these businesses have been reclassified as “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations” in the consolidated balance sheets at December 31, 2005.

On September 1, 2006, the Company completed the sale of Facet for net cash proceeds of $121.9 million. The sale resulted in a gain of $26.6 million, or $23.9 million net of income taxes. The assets sold consisted primarily of accounts receivable, inventories, property and equipment and other assets, and the buyer assumed certain accrued liabilities. Goodwill of $76.2 million was charged against the gain. In connection with the sale, the Company recorded transaction-related costs of $4.1 million, of which $2.4 million related to cash transactions paid during 2006, $541,000 related to unamortized share-based compensation expense for the accelerated vesting of options granted to Facet employees, and $1.2 million was accrued for other liabilities related to the sale.

On October 17, 2006, we completed the sale of Dia Real for net cash proceeds of $33.3 million, resulting in a gain of $9.1 million, or $5.0 million net of income taxes. Accounts receivable, inventories, property and equipment and other assets, as well as certain accrued liabilities, were acquired by the purchaser. Goodwill and intangibles totaling $3.6 million were charged against the gain. Also, we recorded transaction-related costs of $3.0 million, of which $2.9 million related to cash transactions paid during 2006, $67,000 related to unamortized share-based compensation expense for the accelerated vesting of options granted to Dia Real employees, and $71,000 was accrued for other liabilities related to the sale.

On June 30, 2004, we discontinued the operations of our direct-to-consumer laboratory business and completed the sale of substantially all of the assets of our direct-to-consumer pharmacy and supplies business. The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by us. In December 2005, we recorded a liability of $10.0 million for the settlement of the qui tam claim filed against us and this business, which was paid in April 2006. The purchaser did not assume liability for the qui tam claim. Liabilities related to the sale are reflected in “Liabilities related to assets held for sale and other discontinued operations” on the consolidated balance sheet at December 31, 2005. There were no remaining liabilities related to this sale as of December 31, 2006.

A reconciliation of the accrued liability balance for all discontinued operations is as follows (in thousands):

Type of Charge	Employee Termination Benefits	Contractual Obligations	Qui tam Settlement Costs	Other Accruals	Total

Balance January 1, 2005	$330	$330	$-	$258	$918
Charges	-	304	10,000	-	10,304
Payments	(309)	(113)	-	(16)	(438)
Adjustments	(21)	(21)	-	(192)	(234)
Balance at December 31, 2005	-	500	10,000	50	10,550
Charges	290	872	-	124	1,286
Payments	-	(487)	(10,000)	(8)	(10,495)
Adjustments	-	(13)	-	(42)	(55)
Balance at December 31, 2006	$290	$872	$-	$124	$1,286

The $1.3 million of charges to the accrued liability balance in 2006 relates to the Facet and Dia Real divestitures. Of this amount, $629,000 is included in “Accrued liabilities,” and the remaining $657,000 is included in “Other long-term liabilities” on the consolidated balance sheet at December 31, 2006.

The operating results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues	$ 102,610	$ 152,395	$190,476

Earnings from discontinued operations, net of income tax expense of $3,347, $7,221 and $10,091 in 2006, 2005 and 2004, respectively	$5,293	$9,949	$16,205
Gain on disposal of discontinued operations, net of income tax expense of $6,797 and $20,874 in 2006 and 2004, respectively	28,922	-	30,938
Earnings from discontinued operations, net of tax	$34,215	$9,949	$47,143

“Earnings from discontinued operations” for the year ended December 31, 2006, include a charge of $8.7 million for interest expense and deferred financing fees related to the New Credit Facilities. “Gain on disposal of discontinued operations” for the year ended December 31, 2006, includes $1.1 million for the pro rata share of deferred financing fees written off as a result of the prepayment of debt using the net proceeds from the Facet and Dia Real divestitures. These amounts were allocated in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. Under EITF Issue 87-24, interest on debt that must be repaid upon disposal of discontinued operations must be allocated to discontinued operations. The terms of the New Credit Facilities required that we use the net proceeds from the sale of Facet and Dia Real to repay a portion of the outstanding indebtedness.

The components of “Assets held for sale” and “Liabilities related to assets held for sale and other discontinued operations” at December 31, 2005, are as follows (in thousands):

December 31,
2005
Cash and cash equivalents	$2,716
Accounts receivable, net	22,575
Inventories	22,395
Property and equipment, net	3,259
Goodwill and intangible assets, net	80,248
Other	1,262
Assets held for sale	$132,455

Accounts payable	$17,013
Qui tam settlement cost and other contractual obligations	10,550
Accrued and other liabilities	3,479
Liabilities related to assets held for sale and other discontinued operations	$31,042

(14) Earnings (Loss) Per Share
The computations for basic and diluted net earnings (loss) per common share are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Net earnings (loss) - basic and diluted:
Continuing operations	$18,475	$4,014	$(20,077)
Discontinued operations	34,215	9,949	47,143
Net earnings available to common shareholders	$52,690	$13,963	$27,066

Shares:
Weighted average common shares outstanding - basic	21,025	18,795	15,520
Dilutive effect of:
Stock options and employee stock purchase plan	488	1,079	-
Unvested restricted stock awards	152	-	-
Weighted average common shares outstanding - diluted	21,665	19,874	15,520

Basic:
Continuing operations	$0.88	$0.21	$(1.29)
Discontinued operations	1.63	0.53	3.03
	$2.51	$0.74	$1.74
Diluted:
Continuing operations	$0.85	$0.20	$(1.29)
Discontinued operations	1.58	0.50	3.03
	$2.43	$0.70	$1.74

The calculation of diluted earnings (loss) per share excludes 1.3 million, 482,500 and 2.5 million shares in the years ended December 31, 2006, 2005 and 2004, respectively, since the effect of assumed exercise of the related options would be antidilutive. In 2006, the computation excludes the antidilutive effect of 69,000 unvested restricted stock awards. In 2005 and 2004, the diluted earnings (loss) per share also excludes 1.8 million and 4.4 million shares, respectively, from the assumed conversion of the 4.875% convertible senior subordinated notes, since the effect would be antidilutive.

(15) Quarterly Financial Information - Unaudited
Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts).

2006:	Quarter
	Fourth	Third	Second	First
		(as restated)
Revenues	$88,420	$84,186	$82,627	$80,906

Net earnings
Continuing operations	$5,693	$4,532	$4,834	$3,416
Discontinued operations	4,812	25,505	2,391	1,507
	$10,505	$30,037	$7,225	$4,923

Net earnings per diluted common share
Continuing operations	$0.26	$0.21	$0.22	$0.16
Discontinued operations	0.22	1.18	0.11	0.07
Total	$0.48	$1.39	$0.33	$0.23

2005:	Quarter
	Fourth	Third	Second	First
Revenues	$48,580	$46,266	$44,762	$39,623

Net earnings (loss)
Continuing operations	$1,510	$1,602	$756	$146
Discontinued operations	(2,864)	4,835	4,318	3,660
	$(1,354)	$6,437	$5,074	$3,806

Net earnings (loss) per diluted common share
Continuing operations	$0.07	$0.07	$0.04	$0.01
Discontinued operations	(0.13)	0.23	0.23	0.21
Total	$(0.06)	$0.30	$0.27	$0.22

Restatement.
In connection with the preparation of this Annual Report on Form 10-K, we determined that an error had been made in calculating income tax expense for the disposition of Facet. Effective January 1, 1999, we acquired substantially all of the assets of Gainor Medical Management, LLC (“Gainor Medical”), which included Facet, for approximately $147.8 million. In connection with the purchase of Gainor, we incorrectly calculated the purchase price allocation made for tax purposes. Because the original purchase price allocation made in 1999 was incorrect when we disposed of Facet in September 2006, the calculation of the after-tax gain on the disposition also was incorrect.  As a result, our income tax expense on the gain on disposal of Facet was overstated by approximately $7.3 million.  The corrected financial statements for the three and nine months ended September 30, 2006, reflect an increase of $5.5 million in the long-term portion of deferred tax assets, a decrease of $1.8 million in income taxes payable, and a corresponding decrease of $7.3 million in income tax expense.  The net result is an increase in the gain on the disposal of Facet, net of income taxes, and an increase in diluted earnings per share from discontinued operations of $7.3 million and $0.34, respectively, for the three and nine months ended September 30, 2006.  These adjustments did not affect our earnings from continuing operations for these periods as previously reported.

In addition, we recorded adjustments to eliminate the contingent consideration liability for the acquisition of WinningHabits, as the contingency was not resolved and additional consideration was not issuable as of September 30, 2006.  The effects of these adjustments on the consolidated balance sheet as of September 30, 2006, were decreases of $23.3 million in Goodwill and Accrued liabilities.