Form 10-Q
period 2007-03-31
MATRIA HEALTHCARE INC
filed 2007-05-10
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007
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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, as of May 1, 2007, was 21,325,042.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$22,118	$19,839
Restricted cash	1,388	1,372
Trade accounts receivable, less allowances of $3,870 and
$4,397 at March 31, 2007 and December 31, 2006, respectively	55,001	52,985
Prepaid expenses and other current assets	14,240	14,234
Deferred income taxes	18,684	8,087
Total current assets	111,431	96,517

Property and equipment, net	39,268	38,950
Goodwill, net	496,594	500,830
Other intangibles, net	54,105	55,891
Deferred income taxes	-	5,564
Other assets	11,991	13,621
	$713,389	$711,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, principally trade	$8,983	$13,846
Current installments of long-term debt	12,526	4,197
Unearned revenues	15,457	13,493
Acquisition contingent consideration	49,938	54,223
Accrued liabilities	19,958	22,661
Total current liabilities	106,862	108,420
Long-term debt, excluding current installments	266,231	275,938
Deferred tax liability	7,049	-
Other long-term liabilities	6,561	8,039
Total liabilities	386,703	392,397

Shareholders' equity:
Preferred stock, $.01 par value. Authorized 50,000 shares;
none outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock, $.01 par value. Authorized 50,000 shares;
issued and outstanding 21,316 and 21,255 at March 31, 2007
and December 31, 2006, respectively	213	213
Additional paid-in capital	419,618	415,950
Accumulated deficit	(93,010)	(97,149)
Accumulated other comprehensive earnings	(135)	(38)
Total shareholders' equity	326,686	318,976

	$713,389	$711,373

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$86,024	$80,906

Cost of revenues	26,493	26,271
Selling and administrative expenses	43,164	39,961
Provision for doubtful accounts	1,219	852
Amortization of intangible assets	1,786	1,786
Total costs and operating expenses	72,662	68,870

Operating earnings from continuing operations	13,362	12,036

Interest income	378	378
Interest expense	(5,648)	(6,571)
Other income, net	323	105
Earnings from continuing operations before income taxes	8,415	5,948

Income tax expense	(3,454)	(2,532)
Earnings from continuing operations	4,961	3,416
Earnings (loss) from discontinued operations, net of income taxes	(154)	1,507
Net earnings	$4,807	$4,923

Net earnings per common share:
Basic:
Continuing operations	$0.23	$0.16
Discontinued operations	-	0.08
	$0.23	$0.24

Diluted:
Continuing operations	$0.23	$0.16
Discontinued operations	(0.01)	0.07
	$0.22	$0.23

Weighted average shares outstanding:
Basic	21,307	20,869
Diluted	21,828	21,661

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$4,807	$4,923
Less earnings (loss) from discontinued operations, net of income taxes	(154)	1,507
Earnings from continuing operations	4,961	3,416
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization (including debt discount and expenses)	5,191	5,018
Provision for doubtful accounts	1,219	852
Deferred income taxes	1,547	2,532
Share-based compensation	2,709	1,451
Excess tax benefits - share-based compensation	(118)	-
Imputed interest on acquisition consideration	-	1,747
Changes in assets and liabilities:
Trade accounts receivable	(3,234)	(4,664)
Prepaid expenses and other current assets	(690)	2,191
Noncurrent assets	(136)	(94)
Accounts payable	(4,863)	(4,445)
Accrued and other liabilities	(362)	(18,748)
Net cash provided by (used in) continuing operations	6,224	(10,744)
Net cash provided by (used in) discontinued operations	(519)	1,597
Net cash provided by (used in) operating activities	5,705	(9,147)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,105)	(2,886)
Purchases of property and equipment related to discontinued operations	-	(159)
Acquisition of business, net of cash received	-	(434,727)
Increase in restricted cash	(16)	(216)
Net cash used in investing activities	(3,121)	(437,988)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt, net of transaction costs	-	443,977
Principal repayments of long-term debt	(1,383)	(1,304)
Proceeds from issuance of common stock	960	1,115
Excess tax benefits - share-based compensation	118	-
Net cash provided by (used in) financing activities	(305)	443,788
Effect of exchange rate changes on cash and cash equivalents	-	94
Net increase (decrease) in cash and cash equivalents	2,279	(3,253)
Cash and cash equivalents at beginning of year	19,839	22,758
Cash and cash equivalents at end of period	$22,118	$19,505

Supplemental disclosure of cash paid for:
Interest	$5,127	$5,246
Income taxes	$70	$1,015

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. General

The consolidated condensed financial statements as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006, respectively, are unaudited. The consolidated condensed balance sheet as of December 31, 2006, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included. The results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. References herein to “we,” “us,” “our,” the “Company,” and “Matria” refer to Matria Healthcare, Inc. and its consolidated subsidiaries.

2. Recently Issued and Recently Adopted Accounting Standards

Accounting for Uncertainty in Income Taxes. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48” or “Interpretation”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 5, Income Taxes.

Fair Value Option. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact of implementing this standard. However, we do not expect the implementation to have a material adverse effect on our results of operations or financial position.

3. Acquisition Contingent Consideration

 In connection with Matria’s acquisitions of WinningHabits, Inc. (“WinningHabits”) on October 1, 2005, and Miavita LLC (“Miavita”) on April 1, 2005, we are required to pay additional consideration in future periods, based upon the financial performance of these businesses in specified post-closing periods.

The additional consideration for the WinningHabits acquisition is based on the acquired company’s 2006 financial performance. We have computed the additional consideration pursuant to the terms of our earn-out agreement to be $27.9 million. This amount is included in Acquisition contingent consideration on the consolidated condensed balance sheet. On May 1, 2007, the sellers filed a notice of objection, objecting to certain aspects of the calculation. See Note 12, Subsequent Events.

We have also accrued in Acquisition contingent consideration $22.0 million of earn-out consideration for the second earn-out period ending March 31, 2007, for the Miavita acquisition. On November 6, 2006, the Company and the seller entered into a Settlement Agreement and Release that effectively amends the terms of the original acquisition agreement to fix the amount payable for the second earn-out period at $20.0 million plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment is payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, are at least $500,000. The threshold has been met, and on May 1, 2007, the Company paid the initial $20.0 million to the seller. See Note 12.

Goodwill was decreased by $4.3 million in the first three months of 2007 for the change in estimate of additional consideration payable under the WinningHabits earn-out agreement noted above.

4. Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and net unrealized gains on derivative instruments. Comprehensive earnings for the three-month periods ended March 31, 2007 and 2006 were $4.7 million and $5.3 million, respectively.

5. Income Taxes

As required, we adopted FIN 48 on January 1, 2007. As a result of implementing this Interpretation, we derecognized $524,000 in income tax benefits for certain tax positions for which there is uncertainty. This resulted in a reduction to beginning Accumulated deficit and an increase to Other long-term liabilities of $669,000. As of January 1, 2007, the amount of unrecognized tax benefits was $524,000. The total amount of unrecognized tax benefits that, if recognized, would favorable affect the effective income tax rate in future periods. Interest and penalties recognized at the adoption of FIN 48 were $145,000. It is our policy to classify interest and penalties recognized on underpayment of income taxes as Interest expense and Other income (expense), respectively.

At this time, we do not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and in various states and foreign jurisdictions. Tax years that remain subject to examination for federal and various state jurisdictions are from 1996 to present.

6. Earnings (loss) Per Share

   The computations for basic and diluted net earnings (loss) per common share are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net earnings (loss) - basic and diluted:
Continuing operations	$4,961	$3,416
Discontinued operations	(154)	1,507
Net earnings available to common shareholders	$4,807	$4,923

Shares:
Weighted average common shares outstanding - basic	21,307	20,869
Dilutive effect of:
Stock options and employee stock purchase plan	444	792
Unvested restricted stock awards	77	-
Weighted average common shares outstanding - diluted	21,828	21,661

Basic:
Continuing operations	$0.23	$0.16
Discontinued operations	-	0.08
	$0.23	$0.24
Diluted:
Continuing operations	$0.23	$0.16
Discontinued operations	(0.01)	0.07
	$0.22	$0.23

The calculation of diluted earnings (loss) per share excludes 1.3 million and 1.0 million shares in the three month periods ended March 31, 2007 and 2006, respectively, since the effect of assumed exercise of the related options would be antidilutive. In 2007, the computation excludes the antidilutive effect of 274,000 unvested restricted stock awards.

7. Share -Based Compensation

The Company’s Long-Term Stock Incentive Plan (the “LTIP”) and 2005 Directors’ Non-Qualified Stock Option Plan provide for the issuance of stock options, restricted stock units and other share based awards to employees and to non-employee directors. At March 31, 2007, the plans permit the granting of share based awards of up to approximately 174,000 shares of common stock. The options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest monthly over 12 months from the date of grant (2005 Director’s Non-Qualified Stock Option Plan) or over a period of years (generally three to five), subject to eligibility status as specified in the individual option agreement (the LTIP). The term of each stock option is ten years from the date of grant. Restricted stock vests over a period of years (generally three), subject to eligibility status and, in some cases, satisfactory achievement of performance goals, in each case as specified in the individual restricted stock agreement.

The Company also has options and shares available for grant under various other plans, the provisions of which are similar to the plans described above. Due to forfeitures of previously issued grants, at March 31, 2007, there were approximately 12,000 options and shares available for grant under these plans.

Our Employee Stock Purchase Plan (the “Purchase Plan”) allows employees to purchase the Company’s common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of the lesser of 10% of the employee’s compensation or 375 shares of common stock per quarter. For the three months ended March 31, 2007 and 2006, 16,700 and 8,800 shares were purchased at prices of $22.93 per share and $31.99 per share, respectively. At March 31, 2007, approximately 91,000 shares were reserved for purchase under the Purchase Plan.

We adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) effective January 1, 2006. SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We elected the modified prospective transition method, and therefore adjustments to prior periods were not required. Accordingly, we recorded share-based compensation expense for awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

During the three months ended March 31, 2007, we granted only restricted stock awards, the fair value of which is based on the Company’s stock price on the date of grant. For options granted in 2006, we calculated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for calculating the fair value of our option awards:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rates	NA	4.67%
Expected lives (in years)	NA	4
Dividend yield	NA	NA
Expected volatility	NA	57.7%

The following table summarizes our stock option activity during the quarter ended March 31, 2007 (shares in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2007	2,487	$22.26
Granted	-	$-
Exercised	(44)	$13.03
Forfeited/expired/cancelled	(58)	$28.47
Outstanding at March 31, 2007	2,385	$22.28	7.0	$16,164
Options exercisable at March 31, 2007	1,246	$17.35	5.8	$13,154

The total aggregate intrinsic value of options exercised was $635,000 during the three month period ended March 31, 2007.

The following table summarizes our restricted stock award activity for the three-month period ended March 31, 2007 (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested at January 1, 2007	221	$28.10
Granted	282	$26.46
Vested	-	$-
Forfeited	(11)	$28.16
Nonvested at March 31, 2007	492	$27.15

For the three month periods ended March 31, 2007 and 2006, we recorded share-based compensation of $2.7 million ($1.8 million net of income tax, or $0.08 per diluted share) and $1.5 million ($1.0 million net of income tax, or $0.05 per diluted share), respectively, which are included in Selling and administrative expenses on the consolidated condensed statement of operations. We did not capitalize any share-based compensation costs in either period. Cash received from option exercises and shares issued under all share-based payment arrangements for the three months ended March 31, 2007 and 2006 was $960,000 and $1.1 million, respectively.

At March 31, 2007, total compensation cost related to unvested share-based awards granted to employees under stock option plans but not yet recognized was approximately $22.5 million, after estimating forfeitures and before income taxes. The cost of all unvested share-based awards is expected to be recognized over an estimated weighted average period of approximately 3.0 years. Our restricted stock awards are performance-based and service-based. Expense for restricted stock awards is recognized using the tranche method (performance-based awards) or the straight line method (service-based awards) over the vesting period, which is the longer of the service period or the period that the performance condition is expected to be met. As a result, the remaining unrecognized compensation costs for the performance-based restricted stock awards may vary each reporting period based on changes in the expected achievement of performance measures.

8. Long-Term Debt

On January 19, 2006, in connection with our acquisition of CorSolutions, we entered into a $485.0 million credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent (the “Credit Facilities”). Amounts borrowed under the Credit Facilities, as amended, accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement. Interest rates for the Credit Facilities are reset quarterly. Amounts borrowed are fully and unconditionally guaranteed on a joint and several basis by substantially all of our domestic subsidiaries. As of March 31, 2007, the outstanding balance under the Credit Facilities was $276.4 million.

The Credit Facilities also provide for a Revolving Credit Facility. Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement. On February 23, 2007, we entered into a third amendment to the Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million. All other terms of the Credit Facilities, as amended, remain unchanged. At March 31, 2007, there were no amounts outstanding under the Revolving Credit Facility, and the available balance was $48.5 million.

The Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the Credit Facilities include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At March 31, 2007, we were in compliance with all covenants of the Credit Facilities.

The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.07% and 9.30% for the three-month periods ended March 31, 2007 and 2006, respectively.

9. Derivative Financial Instruments

In February and May 2006, we entered into two interest rate swap agreements, each with a notional amount of $100.0 million, to hedge exposure to fluctuations in interest rates related to our Credit Facilities. The agreements, which have two-year terms, have the economic effect of converting $200.0 million of floating rate debt under the Credit Facilities to fixed rate debt. Under the terms of the agreements, we will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.36% and 5.35%, respectively, at March 31, 2007). The variable rates are reset quarterly.

On the dates the interest rate swap derivative contracts were entered into, we designated the derivatives as hedges of the variability of cash flow to be paid (“cash flow” hedge). Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows. We reflected the interest rate swap agreements on the consolidated condensed balance sheets at fair value ($159,000 and $62,000 at March 31, 2007 and December 31, 2006, respectively), which was based upon the estimated amount we would pay upon settlement of the agreements taking into account interest rates on those dates. For the three-month periods ended March 31, 2007 and 2006, we recognized a net gain of $79,000 and a net loss of $29,000, respectively, from the cash flow hedges, which is included in Interest expense in the consolidated condensed statements of operations.

10. Contingencies

Pursuant to the CorSolutions Merger Agreement, we are pursuing a claim before a contractually-designated settlement accountant for certain post-closing adjustments including a $4 million claim relating to a liability resulting from CorSolutions’ pre-closing performance under a customer contract. We are also pursuing a related claim for fraudulent misrepresentation and concealment before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount exceeding $4 million. There is no assuance that we will prevail in either of these proceedings.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or liquidity.

11. Divestitures

On September 1, 2006, and October 17, 2006, we completed the sales of Facet Technologies, LLC (“Facet”) and our foreign diabetes services operations in Germany (“Dia Real”). As a result, the accompanying consolidated condensed financial statements reflect the operations of these divisions as discontinued operations for all periods presented. In connection with the sales, we accrued $1.3 million for other liabilities related to the divestitures. A reconciliation of the accrued liability balance is as follows (in thousands):

	Employee Termination Benefits	Lease Obligations	Other Accruals	Total

Balance January 1, 2007	$290	872	124	$1,286
Charges	6	-	98	104
Payments	(296)	(51)	(102)	(449)
Balance at March 31, 2007	$-	821	120	$941

The operating results of discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues	$-	$34,564

Earnings (loss) from discontinued operations	$(208)	$2,582
Income tax benefit (expense)	54	(1,075)
Discontinued operations, net of tax	$(154)	$1,507

Earnings from discontinued operations before income tax expense for the three-month period ended March 31, 2006, include a charge of $3.5 million for interest expense and deferred financing fees related to our Credit Facilities. This amount was allocated in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. Under EITF Issue 87-24, interest on debt that must be repaid upon disposal of discontinued operations must be allocated to discontinued operations. In accordance with the terms of the Credit Facilities, we used the net proceeds from the sales of Facet and Dia Real during the third and fourth quarters of 2006, respectively, to repay a portion of the outstanding indebtedness.

12. Subsequent Events

Acquisition Obligations. At March 31, 2007, we computed the additional consideration pursuant to the terms of our WinningHabits earn-out agreement to be $27.9 million. On May 1, 2007, the sellers filed a notice of objection, objecting to certain aspects of the calculation. Pursuant to the terms of the acquisition agreement, the parties have 30 days to try to resolve their differences. If there is no resolution, the calculation will be submitted for determination to a contractually designated settlement accountant.

On May 1, 2007, we paid $20.0 million to the sellers of Miavita, in accordance with the terms of the Settlement Agreement and Release entered into on November 6, 2006. The remaining $2.0 million of acquisition consideration, which is based on the achievement of certain milestones as defined in the Settlement Agreement and Release, will be paid on May 15, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the other financial information in this Report and the consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “Commission” or “SEC”). The discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in the Annual Report. The historical results of operations are not necessarily indicative of future results.

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

Our online, interactive wellness programs address issues such as: smoking cessation, weight loss, exercise, healthier diet, stress relief, healthy aging, and productivity enhancement. These programs are designed to help employees and health plan members live healthier and longer lives while reducing their healthcare costs and increasing their productivity.

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

	Three Months Ended
	March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	30.8%	32.5%
Gross margin	69.2%	67.5%
Selling and administrative expenses	50.2%	49.4%
Provision for doubtful accounts	1.4%	1.1%
Amortization of intangible assets	2.1%	2.2%
Operating earnings	15.5%	14.9%
Interest expense, net	6.1%	7.7%
Other income, net	0.4%	0.1%
Earnings from continuing operations before income taxes	9.8%	7.4%
Income tax expense	4.0%	3.1%
Earnings from continuing operations	5.8%	4.2%

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Revenues increased by $5.1 million, or 6.3%, to $86.0 million for the three months ended March 31, 2007, from $80.9 million in the same period in 2006. This increase was due primarily to: (i) the implementation of new and expanded disease management and wellness contracts, net of attrition, and (ii) the increase in our MaternaLink® services. Disease and condition management program revenues increased $1.8 million, or 3.5%, to $52.8 million for the three months ended March 31, 2007. Wellness program revenues were $6.8 million for the three months ended March 31, 2007, compared to $4.5 million for the same period in 2006, increasing 50.5%. Maternity management program revenues increased $1.1 million, or 4.1%, to $26.4 million for the three months ended March 31, 2007. This increase was primarily due to higher revenues from our MaternaLink® services, which include risk assessment and early intervention programs.

Cost of revenues as a percentage of revenues decreased to 30.8% for the three months ended March 31, 2007, from 32.5% for the same period in 2006. This decrease was primarily due to: (i) an increase in our high-margin disease management and wellness revenues, and (ii) the availability of a lower cost generic drug for Zofran, which is used for nausea and vomiting in our maternity management services.

Selling and administrative expenses increased $3.2 million to $43.2 million in the first quarter of 2007, compared to $40.0 million in the same period of 2006. We incurred increased costs primarily for salaries and other personnel related expenses and increased depreciation and amortization expenses related to our technology investments. Additionally, share-based compensation increased $1.2 million due to the 2007 grants of restricted stock awards, which are performance-based and service-based. Expense for restricted stock awards is recognized using the tranche method (performance-based awards) or the straight line method (service-based awards) over the vesting period, which is the longer of the service period or the period that the performance condition is expected to be met. As a percentage of revenues, selling and administrative expenses increased to 50.2% in 2007, compared to 49.4% in 2006.

The provision for doubtful accounts as a percentage of revenues was 1.4% for the three months ended March 31, 2007, compared to 1.1% for the same period in 2006. The provision, which is recorded primarily for our maternity management program revenues, is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. The percentage increase results from an increase in bad debts for our disease and condition management and wellness revenues.

We recorded $1.8 million in expense for the amortization of intangible assets in each of the periods ended March 31, 2007 and 2006. Amortization expense results from our 2006 and 2005 acquisitions.

Interest expense decreased to $5.6 million in 2007, from $6.6 million in 2006, due to the lower outstanding balance of our Credit Facilities, which we entered into in January 2006 in conjunction with our acquisition of CorSolutions. In the first quarter of 2006, we allocated $3.5 million of interest expense and amortization expense of deferred financing fees related to the Credit Facilities to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. EITF Issue 87-24 states that interest on debt that must be repaid when the disposal of discontinued operations occurs should be allocated to discontinued operations. In accordance with the terms of the Credit Facilities, we used the net proceeds from the sales of Facet Technologies, LLC (“Facet”) in the third quarter of 2006 and Dia Real, our foreign diabetes services operations in Germany, in the fourth quarter of 2006 to repay a portion of the outstanding indebtedness. The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.07% and 9.30% for the three-month periods ended March 31, 2007 and 2006, respectively.

Income tax expense was $3.5 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. Our effective income tax rates were 41.0% in 2007 and 42.6% in 2006. The effective income tax rate is higher than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for continuing and discontinued operations in 2007 and 2006 were $70,000 and $1.0 million, respectively, comprised of federal alternative minimum taxes, state income taxes and, in 2006, foreign taxes. As of December 31, 2006, our remaining net operating loss carryforwards were $67.0 million, which will be available to offset future taxable income, subject to certain limitations.

Discontinued operations include the operations of Facet and Dia Real. The loss from discontinued operations in 2007 was $154,000, net of tax, compared to earnings of $1.5 million for the same period in 2006. Discontinued operations in 2006 include a pre-tax expense of $3.5 million for the allocation of interest and deferred financing fees related to the Credit Facilities as described above.

Liquidity and Capital Resources

Operating Activities
As of March 31, 2007, we had cash and cash equivalents of $22.1 million. In the first three months of 2007, operating activities from continuing operations provided $6.2 million of cash, compared with $10.7 million of net cash used by operating activities in the comparable period of 2006. This increase was due primarily to decreases in accrued and other liabilities in the first quarter of 2006 for the payment of transaction-related expenses incurred in the CorSolutions acquisition.

Cash flows from discontinued operations were ($519,000) and $1.6 million for the three-month periods ended March 31, 2007 and 2006, respectively, driven primarily by the earnings (loss) from discontinued operations. The 2006 period also reflects the allocation of $3.5 million in interest expense (before taxes) referenced above.

Our accounts receivable days’ sales outstanding, or DSO, were 58 days and 54 days at March 31, 2007, and December 31, 2006, respectively.

Investing Activities
Net cash used in investing activities totaled $3.1 million and $438.0 million for the three months ended March 31, 2007 and 2006, respectively. We used $3.1 million and $2.9 million in 2007 and 2006, respectively, for capital expenditures. Capital expenditures for both periods related to the replacement and enhancement of computer information systems and to the replacement of medical devices used in our maternity management programs. We expect to expend a total of approximately $19 million for capital items in 2007, including capital expenditures made in the first three months.

In 2006, we used $434.7 million, net of cash acquired, in connection with the acquisition of CorSolutions. We completed the acquisition on January 19, 2006, and results of operations of this business have been included in our consolidated results of operations effective January 1, 2006.

Financing Activities
Net cash used in financing activities was $305,000 for the three months ended March 31, 2007, compared to net cash provided of $443.8 million for the same period in 2006. During the three months ended March 31, 2007 and 2006, we repaid $1.4 million and $1.3 million, respectively, of short-term indebtedness and capital lease obligations. We also received $960,000 and $1.1 million from participants under our stock purchase and stock option plans in the three-month periods ended March 31, 2007 and 2006, respectively.

During 2006, we used proceeds of $444.0 million, net of debt issuance costs of $11.0 million, from our Credit Facilities described below to fund the acquisition of CorSolutions.

The Credit Facilities consist of a $485.0 million credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent, and matures on January 19, 2012. Amounts borrowed under the Credit Facilities, as amended, accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement. Interest rates for the Credit Facilities are reset quarterly. Amounts borrowed are fully and unconditionally guaranteed on a joint and several basis by substantially all of our domestic subsidiaries. As of March 31, 2007, the outstanding balance under the Credit Facilities was $276.4 million.

The Credit Facilities also provide for a Revolving Credit Facility. Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement. On February 23, 2007, we entered into a third amendment to the Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million. All other terms of the Credit Facilities, as amended, remain unchanged. At March 31, 2007, there were no amounts outstanding under the Revolving Credit Facility, and the available balance was $48.5 million.

The Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the Credit Facilities include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At March 31, 2007, we were in compliance with all covenants of the Credit Facilities.

In February and May 2006, we entered into two interest rate swap agreements totaling $200 million notional amount to hedge our exposure to fluctuations in interest rates related to the Credit Facilities. The swap agreements had the economic effect of converting $200 million of our floating rate debt under the Credit Facilities to fixed rate debt. Under the terms of the agreements, we will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.36% and 5.35%, respectively, at March 31, 2007). We reflected the interest rate swap agreements on the consolidated condensed balance sheet at a fair value of $159,000 and $62,000 at March 31, 2007 and December 31, 2006, respectively, based upon the estimated amount we would pay upon settlement of the agreements taking into account interest rates on those dates. For the three month periods ended March 31, 2007 and 2006, we recognized a net gain of $79,000 and a net loss of $29,000, respectively, from the cash flow hedges, which are included in Interest expense in the consolidated condensed statements of operations.

We believe that our cash, other liquid assets, operating cash flows and Credit Facilities, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least the next twelve months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated condensed financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following sets forth our future minimum payments required under our contractual obligations as of March 31, 2007 (in thousands):

		Payments Due by Year
		Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations	(1)	$278,532	$12,470	$6,600	$259,462	$-
Capital lease obligations		89	79	10	-	-
Operating lease obligations		29,440	8,488	13,387	4,294	3,271
Other long-term obligations		6,004	1,704	3,254	1,046	-
Acquisition obligations		49,938	49,938	-	-	-
		$364,003	$72,679	$23,251	$264,802	$3,271
(1)	Does not include interest expense associated with our long-term debt obligations.

Principal and interest payments of $9.5 million and $16.6 million, respectively, under the Credit Facilities are payable in the remaining nine months of 2007. Capital expenditures of approximately $19 million, including capital expenditures made in the first three months, are estimated in 2007 as we continue to enhance our computer information systems.

We have restricted funds of $1.4 million as of March 31, 2007, which represent amounts held in escrow related to customer contracts. Funds are held in interest-bearing investment accounts.

As of March 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, except for our indemnification obligations related to potential breaches of the representations and warranties contained in the definitive agreements to sell Facet and Dia Real, which obligations are capped at $12.5 million and $9.9 million, respectively.

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

We have computed the additional consideration pursuant to the terms of our earn-out agreement for the WinningHabits acquisition to be $27.9 million. This amount is included in Acquisition contingent consideration on the consolidated condensed balance sheet. The sellers have filed a notice of objection, objecting to certain aspects of the calculation. Pursuant to the terms of the acquisition agreement, the parties have 30 days to try to resolve their differences. If there is no resolution, the calculation will be submitted for determination to a contractually designated settlement accountant.

Also included in Acquisition contingent consideration is $22.0 million of earn-out consideration for the second earn-out period ending March 31, 2007, for the Miavita acquisition. On November 6, 2006, we entered into a Settlement Agreement and Release with the seller that effectively amends the terms of the original acquisition agreement to fix the amount payable for the second earn-out period at $20 million plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment is payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, are at least $500,000.

Goodwill was decreased by $4.3 million in the first three months of 2007 for the change in estimate of additional consideration payable under the WinningHabits earn-out agreement noted above. See Note 12, Subsequent Events, for additional information on Acquisition contingent consideration.

Uncertainties

We are subject to various legal claims and actions incidental to our business and the businesses of our predecessors, including product liability claims and professional liability claims. We maintain insurance, including insurance covering professional and product liability claims, with customary deductible amounts. There can be no assurance, however, that (i) lawsuits will not be filed against us in the future, (ii) our prior experience with respect to the disposition of litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices, if at all, for incidents arising or claims made in the future. There are no pending legal or governmental proceedings to which we are a party that we believe would, if adversely resolved, have a material adverse effect on us. For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service, or (v) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as Unearned revenues in the consolidated balance sheets. Such amounts are subsequently recognized as revenue as services are performed.

Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements, or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as Unearned revenues in the consolidated balance sheets. If we do not meet performance levels by the end of the operations period under the contract, we are contractually obligated to refund some or all of the at-risk fees. Historically, such adjustments have been immaterial to our financial condition and results of operations.

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

Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of March 31, 2007, we reported goodwill and identifiable intangible assets at net carrying amounts of $496.6 million and $54.1 million, respectively. The total of $550.7 million represents approximately 77% of our total assets as of March 31, 2007.

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

The income tax expense for continuing operations was $3.5 million and $2.5 million for the three-month periods ended March 31, 2007 and 2006, respectively. Reflected in each period were various non-deductible permanent differences between tax and financial reporting. As of December 31, 2006, our remaining net operating loss carryforwards of $67.0 million, the tax effect of which is reflected as an asset on the balance sheet in the Deferred income taxes, will be available to offset future taxable income liabilities. Based on projections of taxable income in 2007 and future years, we believe that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

We account for our income tax uncertainties in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which we adopted on January 1, 2007. See “Recently Issued and Recently Adopted Accounting Standards” below and Note 2 and Note 5 of our Notes to Consolidated Condensed Financial Statements.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, which contain additional accounting policies and other disclosures required by generally accepted accounting principles.

Our senior management has discussed the development and selection of our critical accounting estimates, and this disclosure, with the Audit Committee of our Board of Directors.

Recently Issued and Recently Adopted Accounting Standards

 Accounting for Uncertainty in Income Taxes. We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We undertook a comprehensive review of our tax positions, and the cumulative effect of adopting the provisions of FIN 48 to all tax positions resulted in a cumulative effect adjustment to Retained Earnings of $669,000. As of the date of addoption, the total amount of unrecognized tax benefits as of the date of adoption was $524,000, and interest and penalties were $145,000.

Fair Value Option. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact of implementing this standard.  However, we do not expect the implementation to have a material adverse effect on our results of operation or financial position.

Our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission, also contains a discussion of recently issued accounting standards and the expected impact on our financial statements.

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

(xvii)	Increases in interest rates;
(xviii)	Changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment;

(xix)	The availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures;
(xx)	Higher than anticipated costs of doing business that cannot be passed on to customers;
(xxi)	Pricing pressures;
(xxii)	Information technology failures or obsolescence or the inability to effectively integrate new technologies;
(xxiii)	The outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment;
(xxiv)	Competition for staff;
(xxv)	Changes in earn-out consideration; and
(xxvi)	The risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. In providing forward-looking statements, the Company expressly disclaims any obligation to update these statements publicly or otherwise, whether as a result of new information, future events or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain of the market risks to which we are exposed, see the “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A to our Annual Report on form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company, including the Company’s consolidated subsidiaries, required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

As of the date of the report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

Exhibit Number

3.1	Amended Bylaws of Matria Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 13, 2007).

10.1
Third Amendment to Credit Agreement, dated February 23, 2007, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2007).

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

MATRIA HEALTHCARE, INC.

May 10, 2007	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer

/s/ Jeffrey L. Hinton
Jeffrey L. Hinton
Senior Vice President and
Chief Financial Officer