Form 10-Q
period 2007-06-30
MATRIA HEALTHCARE INC
filed 2007-08-07
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____
Commission file number 0-20619
MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2091331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Parkway Place Marietta, Georgia 30067 (Address of principal executive offices) (Zip Code)	(770) 767-4500 (Registrant’s telephone number, including area code)
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
          Yes ☐ No ☑
The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, as of August 1, 2007, was 21,379,089.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,152	$19,839
Restricted cash	—	1,372
Trade accounts receivable, less allowances of $3,616 and $4,397 at June 30, 2007 and December 31, 2006, respectively	53,245	52,985
Prepaid expenses and other current assets	13,970	14,234
Deferred income taxes	18,684	8,087

Total current assets	100,051	96,517

Property and equipment, net	39,617	38,950
Goodwill, net	497,435	500,830
Other intangibles, net	52,319	55,891
Deferred income taxes	—	5,564
Other assets	11,418	13,621

	$700,840	$711,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, principally trade	$8,306	$13,846
Current installments of long-term debt	45,002	4,197
Unearned revenues	13,184	13,493
Acquisition contingent consideration	—	54,223
Accrued liabilities	19,128	22,661

Total current liabilities	85,620	108,420
Long-term debt, excluding current installments	265,071	275,938
Deferred tax liability	8,083	—
Other long-term liabilities	6,575	8,039

Total liabilities	365,349	392,397

Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000 shares; none outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 21,362 and 21,255 at June 30, 2007 and December 31, 2006, respectively	214	213
Additional paid-in capital	423,276	415,950
Accumulated deficit	(88,101)	(97,149)
Accumulated other comprehensive earnings (loss)	102	(38)

Total shareholders’ equity	335,491	318,976

	$700,840	$711,373

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$88,120	$82,627	$174,144	$163,533

Cost of revenues	26,719	26,590	53,212	52,861
Selling and administrative expenses	44,881	38,857	88,045	78,818
Provision for doubtful accounts	1,183	912	2,402	1,764
Amortization of intangible assets	1,786	1,786	3,572	3,572

Total costs and operating expenses	74,569	68,145	147,231	137,015

Operating earnings from continuing operations	13,551	14,482	26,913	26,518
Interest income	534	353	912	731
Interest expense	(6,017)	(6,992)	(11,665)	(13,563)
Other income, net	4	464	327	569

Earnings from continuing operations before income taxes	8,072	8,307	16,487	14,255
Income tax expense	(3,157)	(3,473)	(6,611)	(6,005)

Earnings from continuing operations	4,915	4,834	9,876	8,250
Earnings (loss) from discontinued operations, net of income taxes	(6)	2,391	(160)	3,898

Net earnings	$4,909	$7,225	$9,716	$12,148

Net earnings per common share:
Basic:
Continuing operations	$0.23	$0.23	$0.46	$0.39
Discontinued operations	—	0.11	—	0.19

	$0.23	$0.34	$0.46	$0.58

Diluted:
Continuing operations	$0.22	$0.22	$0.45	$0.38
Discontinued operations	—	0.11	(0.01)	0.18

	$0.22	$0.33	$0.44	$0.56

Weighted average shares outstanding:
Basic	21,347	20,970	21,326	20,916

Diluted	21,952	21,574	21,898	21,660

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$9,716	$12,148
Less earnings (loss) from discontinued operations, net of income taxes	(160)	3,898

Earnings from continuing operations	9,876	8,250

Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization (including debt discount and expenses)	10,742	10,167
Provision for doubtful accounts	2,402	1,764
Deferred income taxes	3,050	6,005
Share-based compensation	5,864	3,248
Excess tax benefit — share-based compensation	(150)	—
Imputed interest on acquisition consideration	—	1,747
Changes in assets and liabilities:
Trade accounts receivable	(2,661)	(6,150)
Prepaid expenses and other current assets	(419)	(56)
Noncurrent assets	(241)	(222)
Accounts payable	(5,540)	(4,631)
Accrued and other liabilities	(3,163)	(18,003)

Net cash provided by continuing operations	19,760	2,119
Net cash used in discontinued operations	(1,543)	(5,732)

Net cash provided by (used in) operating activities	18,217	(3,613)

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,406)	(5,526)
Payment of acquisition obligations	(50,745)	(1,677)
Decrease in restricted cash	1,372	11
Purchases of property and equipment related to discontinued operations	—	(327)
Acquisition of business, net of cash received	—	(434,727)

Net cash used in investing activities	(55,779)	(442,246)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt, net of transaction costs	—	443,977
Proceeds from short-term borrowings	41,799	2,556
Principal repayments of debt	(11,539)	(2,648)
Proceeds from issuance of common stock	1,465	2,139
Excess tax benefit — share-based compensation	150	—

Net cash provided by financing activities	31,875	446,024

Effect of exchange rate changes on cash and cash equivalents	—	336

Net increase (decrease) in cash and cash equivalents	(5,687)	501
Cash and cash equivalents at beginning of year	19,839	22,758

Cash and cash equivalents at end of period	$14,152	$23,259

Supplemental disclosure of cash paid for:
Interest	$10,275	$15,939

Income taxes	$2,410	$1,345

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
(Unaudited)
1. General
          The consolidated condensed financial statements as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006, respectively, are unaudited. The consolidated condensed balance sheet as of December 31, 2006, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated condensed financial position and results of operations for the periods presented have been included. The results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.
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
          Fair Value Option. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact of implementing this standard. However, we do not expect the implementation to have a material adverse effect on our results of operations or financial position.
3. Acquisition Contingent Consideration
          In connection with Matria’s acquisitions of WinningHabits, Inc. (“WinningHabits”) on October 1, 2005, and Miavita LLC (“Miavita”) on April 1, 2005, we were required to pay additional consideration in future periods, based upon the financial performance of these businesses in specified post-closing periods.
          The additional consideration for the WinningHabits acquisition is based on the acquired company’s 2006 financial performance. At March 31, 2007, we computed the additional consideration pursuant to the terms of our earn-out agreement to be $27.9 million. On May 1, 2007, the sellers filed a notice of objection, objecting to certain aspects of the calculation. The sellers agreed to accept $28.7 million of additional consideration, which we paid on June 8, 2007.
          The second earn-out period for the Miavita acquisition ended March 31, 2007. On November 6, 2006, the Company and the seller entered into a Settlement Agreement and Release that effectively amended the terms of the original acquisition agreement to fix the amount payable for the second earn-out period at $20.0 million plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment was payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, were at least $500,000. The $500,000 threshold was met, and the Company paid a total of $22.0 million during the quarter with respect to the second earn-out period. Additional earn-out payments will be payable in future periods based on a percentage of specified revenues pertaining to certain customer agreements.
          We decreased goodwill by $3.4 million in the first six months of 2007 for the change in additional consideration payable under the earn-out agreements noted above.
4. Comprehensive Earnings
          Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and net unrealized gains on derivative instruments. Comprehensive earnings for the three-month and six-month periods ended June 30, 2007 were $5.1 million and $9.9 million, respectively, and for the corresponding periods in 2006 were $8.7 million and $14.0 million, respectively.
5. Income Taxes
          As required, we adopted FIN 48 on January 1, 2007. As a result of implementing this Interpretation, we derecognized $524,000 in income tax benefits for certain tax positions for which there is uncertainty and recognized $145,000 of related interest and penalties. These adjustments resulted in increases of $669,000 to beginning Accumulated deficit and to Other long-term liabilities. As of January 1, 2007 and June 30, 2007, the amount of unrecognized tax benefits was $524,000 that, if recognized, would favorably affect the effective income tax rate in future periods. During the first six months of 2007, we recorded interest and penalties of approximately $33,000. It is our policy to classify interest and penalties recognized on underpayment of income taxes as Interest expense and Other income, net, respectively.
          At this time, we do not believe that it is reasonably possible that there will be a material change in the estimated unrecognized tax benefits within the next twelve months.
          The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and in various states. Tax years that remain subject to examination for federal and various state jurisdictions are from 1996 to present.

6. Earnings (Loss) Per Share
          The computations for basic and diluted net earnings (loss) per common share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings (loss) — basic and diluted:
Continuing operations	$4,915	$4,834	$9,876	$8,250
Discontinued operations	(6)	2,391	(160)	3,898

Net earnings available to common shareholders	$4,909	$7,225	$9,716	$12,148

Shares:
Weighted average common shares outstanding — basic	21,347	20,970	21,326	20,916
Dilutive effect of:
Stock options and employee stock purchase plan	495	604	476	744
Unvested restricted stock awards	110	—	96	—

Weighted average common shares outstanding — diluted	21,952	21,574	21,898	21,660

Basic:
Continuing operations	$0.23	$0.23	$0.46	$0.39
Discontinued operations	—	0.11	—	0.19

	$0.23	$0.34	$0.46	$0.58

Diluted:
Continuing operations	$0.22	$0.22	$0.45	$0.38
Discontinued operations	—	0.11	(0.01)	0.18

	$0.22	$0.33	$0.44	$0.56

          The calculation of diluted earnings (loss) per share excludes the antidilutive effect of 1.2 million shares for stock options in both the three-month and six-month periods ended June 30, 2007, and 1.2 million and 1.1 million shares, respectively, in the corresponding periods of 2006. In the three-month and six-month periods of 2007, the computation excludes the antidilutive effect of 377,000 shares for unvested restricted stock awards; the computation for the comparable periods in 2006 excludes the antidilutive effect of 230,000 shares for unvested restricted stock awards.
7. Share -Based Compensation
          The Company’s Long-Term Stock Incentive Plan (the “LTIP”) and 2005 Directors’ Non-Qualified Stock Option Plan provide for the issuance of stock options, restricted stock units and other share based awards to employees and to non-employee directors. At June 30, 2007, the plans permit the granting of share based awards of up to approximately 836,000 shares of common stock. The options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest monthly over 12 months from the date of grant under the 2005 Director’s Non-Qualified Stock Option Plan and over a period of years (generally three to five) under the LTIP, subject to eligibility status as specified in the individual option agreement. The term of each stock option is ten years from the date of grant. Restricted stock vests over a period of years (generally three), subject to eligibility status and, in some cases, satisfactory achievement of performance goals, in each case as specified in the individual restricted stock agreement.
          The Company also has options and shares available for grant under various other plans, the provisions of which are similar to the plans described above. Due to forfeitures of previously issued grants, at June 30, 2007, there were approximately 2,000 options and shares available for grant under these plans.

          Our Employee Stock Purchase Plan (the “Purchase Plan”) allows employees to purchase the Company’s common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of the lesser of 10% of the employee’s compensation or 375 shares of common stock per quarter. During the six months ended June 30, 2007 and 2006, we issued approximately 36,000 and 19,000 shares, respectively, under the Purchase Plan. At June 30, 2007, approximately 76,000 shares were reserved for purchase under the Purchase Plan.
          The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of stock options granted during the six months ended June 30, 2007 and 2006 were $13.22 and $16.17, respectively. The following assumptions were used for calculating the fair value of our option awards:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.95%	5.20%	4.95%	4.88%
Expected lives (in years)	4	4	4	4
Dividend yield	NA	NA	NA	NA
Expected volatility	46.4%	53.8%	46.4%	56.1%
          The following table summarizes our stock option activity during the six months ended June 30, 2007 (shares in thousands):

			Weighted
			Average
			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2007	2,487	$22.26
Granted	42	$31.41
Exercised	(63)	$11.79
Forfeited/expired/cancelled	(83)	$28.90

Outstanding at the June 30, 2007	2,383	$22.46	6.8	$21,302

Options exercisable at June 30, 2007	1,295	$18.05	5.7	$16,667

          The total aggregate intrinsic value of options exercised during the six-month period ended June 30, 2007, was $1.0 million.
          The following table summarizes information regarding our stock options outstanding at June 30, 2007 (shares in thousands):

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price
$4.57 — $12.37	636	4.2	$9.70	591	$9.85
$12.61 — $28.03	685	6.8	$19.05	315	$16.45
$28.16 — $34.11	630	8.3	$29.94	255	$29.70
$34.47 — $40.33	432	8.3	$35.80	134	$35.90

	2,383	6.8	$22.46	1,295	$18.05

The following table summarizes our restricted stock award activity for the six-month period ended June 30, 2007 (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested at January 1, 2007	221	$28.10
Granted	448	27.97
Vested	(11)	28.16
Forfeited	(23)	28.04

Nonvested at June 30, 2007	635	$28.00

          For the three months and six months ended June 30, 2007, we recorded share-based compensation of $3.2 million ($2.1 million net of income tax, or $0.10 per diluted share) and $5.9 million ($3.9 million net of income tax, or $0.18 per diluted share), respectively. For the corresponding periods in 2006, we recorded share-based compensation of $1.8 million ($1.3 million net of income tax, or $0.06 per diluted share) and $3.2 million ($2.3 million net of income tax, or $0.11 per diluted share), respectively. The expense is included in Selling and administrative expenses on the consolidated condensed statement of operations. We did not capitalize any share-based compensation costs in any period. Cash received from option exercises and shares issued under all share-based payment arrangements for the six months ended June 30, 2007 and 2006 was $1.5 million and $2.1 million, respectively.
          At June 30, 2007, total compensation cost related to unvested share-based awards granted to employees under stock option plans but not yet recognized was approximately $23.5 million, after estimating forfeitures and before income taxes. The cost of all unvested share-based awards is expected to be recognized over an estimated weighted average period of approximately 3.0 years. Our restricted stock awards are performance-based and service-based. Expense for restricted stock awards is recognized using the tranche method (performance-based awards) or the straight line method (service-based awards) over the vesting period, which is the longer of the service period or the period that the performance condition is expected to be met. As a result, the remaining unrecognized compensation costs for the performance-based restricted stock awards may vary each reporting period based on changes in the expected achievement of performance measures.
8. Long-Term Debt
          On January 19, 2006, in connection with our acquisition of CorSolutions, we entered into a $485.0 million credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent (the “Credit Facilities”). Amounts borrowed under the Credit Facilities, as amended, accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement. Interest rates for the Credit Facilities are reset quarterly. Amounts borrowed are fully and unconditionally guaranteed on a joint and several basis by substantially all of our subsidiaries. The Credit Facilities mature on January 19, 2012. As of June 30, 2007, the outstanding balance under the Credit Facilities was $268.5 million.
          The Credit Facilities also provide for a Revolving Credit Facility. Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement. On February 23, 2007, we entered into a third amendment to the Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million. All other terms of the Credit Facilities, as amended, remain unchanged. At June 30, 2007, there was $40.0 million outstanding under the Revolving Credit Facility, and the available balance was $8.6 million.

          The Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the Credit Facilities include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At June 30, 2007, we were in compliance with all covenants of the Credit Facilities.
          The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.72% and 8.40% for the three-month and six-month periods ended June 30, 2007, respectively, and 9.00% and 9.15% for the corresponding periods in 2006.
9. Derivative Financial Instruments
          In February and May 2006, we entered into two interest rate swap agreements, each with a notional amount of $100.0 million, to hedge exposure to fluctuations in interest rates related to our Credit Facilities. The agreements, which have two-year terms, have the economic effect of converting $200.0 million of floating-rate debt under the Credit Facilities to fixed-rate debt. Under the terms of the agreements, we will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.36% at June 30, 2007). The variable rates are reset quarterly.
          On the dates the interest rate swap derivative contracts were entered into, we designated the derivatives as hedges of the variability of cash flow to be paid (“cash flow” hedge). Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows. We reflected the interest rate swap agreements on the consolidated condensed balance sheets at fair value ($167,000 receivable and $62,000 payable at June 30, 2007 and December 31, 2006, respectively), which was based upon the estimated amount we would receive or pay upon settlement of the agreements taking into account interest rates on those dates. For the three-month and six-month periods ended June 30, 2007, we recognized net gains of $75,000 and $153,000, respectively, from the cash flow hedges. We recognized net losses of $53,000 and $82,000 for the corresponding periods in 2006. These amounts are included in Interest expense in the consolidated condensed statements of operations.
10. Contingencies
          Pursuant to the CorSolutions Merger Agreement, we are pursuing a claim before a contractually-designated settlement accountant for certain post-closing adjustments including a $4.0 million claim relating to a liability resulting from CorSolutions’ pre-closing performance under a customer contract and a $1.3 million claim relating to certain preacquisition tax obligations. We are also pursuing claims for fraud and breach of contract before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount exclusive of and in addition to the amounts claimed as post-closing adjustments. There is no assurance that we will prevail in either of these proceedings. However, if we do prevail, any resulting award will impact our goodwill and/or our pretax earnings.
          We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or liquidity.

11. Divestitures
          On September 1, 2006, and October 17, 2006, we completed the sales of Facet Technologies, LLC (“Facet”) and our foreign diabetes services operations in Germany (“Dia Real”), respectively. As a result, the accompanying consolidated condensed financial statements reflect the operations of these divisions as discontinued operations for all periods presented. In connection with the sales, we accrued $1.3 million for other liabilities related to the divestitures. A reconciliation of the accrued liability balance is as follows (in thousands):

	Employee
	Termination	Lease	Other
	Benefits	Obligations	Accruals	Total

Balance January 1, 2007	$290	872	124	$1,286
Charges	6	—	98	104
Payments	(296)	(872)	(195)	(1,363)

Balance at June 30, 2007	$—	—	27	$27

          The operating results of discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$—	$38,064	$—	$72,628

Earnings (loss) from discontinued operations	$(56)	$4,052	$(265)	$6,634
Income tax benefit (expense)	50	(1,661)	105	(2,736)

Discontinued operations, net of tax	$(6)	$2,391	$(160)	$3,898

          Earnings from discontinued operations before income tax expense for the three-month and six-month periods ended June 30, 2006, include charges of $2.8 million and $6.4 million, respectively, for interest expense and deferred financing fees related to our Credit Facilities. These amounts were allocated in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. Under EITF Issue 87-24, interest on debt that must be repaid upon disposal of discontinued operations must be allocated to discontinued operations. In accordance with the terms of the Credit Facilities, we used the net proceeds from the sales of Facet and Dia Real during the third and fourth quarters of 2006, respectively, to repay a portion of the outstanding indebtedness.
12. Supplemental Disclosures Regarding Revenue
          We have one reportable segment that includes our disease and condition management services, wellness programs and maternity management services. The following table summarizes our revenues for these services and programs (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Disease and Condition Management	$54,767	$51,201	$107,525	$102,182
Wellness	7,202	4,463	14,032	9,001
Maternity Management	26,151	26,963	52,587	52,350

	$88,120	$82,627	$174,144	$163,533

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

Results of Operations
Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
          The following table summarizes key components in our financial statements for continuing operations for the three-month periods ended June 30, 2007 and 2006, respectively, expressed as a percentage of revenues. An explanation of the results follows the table.

	Three Months Ended
	June 30,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	30.3%	32.2%

Gross margin	69.7%	67.8%
Selling and administrative expenses	50.9%	47.0%
Provision for doubtful accounts	1.3%	1.1%
Amortization of intangible assets	2.0%	2.2%

Operating earnings (1)	15.4%	17.5%
Interest expense, net	-6.2%	-8.0%
Other income, net	0.0%	0.6%

Earnings from continuing operations before income taxes	9.2%	10.1%
Income tax expense	-3.6%	-4.2%

Earnings from continuing operations	5.6%	5.9%

(1)	Amounts may not add due to rounding.
          Revenues increased by $5.5 million, or 6.6%, to $88.1 million for the three months ended June 30, 2007, from $82.6 million in the same period in 2006. This increase was due primarily to the implementation of new and expanded disease management and wellness contracts, net of attrition, partially offset by a decrease in revenues from our maternity management services. Disease and condition management program revenues increased $3.6 million, or 7.0%, to $54.8 million for the three months ended June 30, 2007. Wellness program revenues were $7.2 million for the three months ended June 30, 2007, compared to $4.5 million for the same period in 2006, increasing 61.4%. Maternity management program revenues decreased $813,000, or 3.0%, to $26.2 million for the three months ended June 30, 2007, primarily due to decreased preterm labor management revenues, partially offset by higher revenues from our MaternaLink® services, which include risk assessment and early intervention programs.
          Cost of revenues as a percentage of revenues decreased to 30.3% for the three months ended June 30, 2007, from 32.2% for the same period in 2006. This decrease was primarily due to: (i) an increase in our high-margin disease management and wellness revenues, and (ii) the availability of a lower cost generic drug for Zofran, which is used for nausea and vomiting in our maternity management services.
          Selling and administrative expenses increased $6.0 million to $44.9 million in the second quarter of 2007, compared to $38.9 million in the same period of 2006. We incurred increased costs primarily for salaries and other personnel-related expenses and increased depreciation and amortization expenses related to our technology investments. Share-based compensation increased $1.4 million due to an increase in expense related to our restricted stock awards, which are performance-based and service-based and have shorter vesting periods than the continuing expense resulting from prior years’ grants of certain stock options dating back to 2003. As a percentage of revenues, selling and administrative expenses increased to 50.9% in 2007 compared to 47.0% in 2006.
          The provision for doubtful accounts as a percentage of revenues was 1.3% for the three months ended June 30, 2007, compared to 1.1% for the same period in 2006. The provision, which is recorded primarily for our maternity management program revenues, is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. The percentage increase results from an increase in bad debts for our disease and condition management and wellness revenues.
          Interest expense decreased to $6.0 million in 2007, from $7.0 million in 2006, due primarily to lower interest rates combined with a lower outstanding balance of our Credit Facilities, which we entered into in January 2006 in conjunction with our acquisition of CorSolutions. In November 2006, we amended the terms of our Credit Facilities, effectively reducing the interest rate on outstanding indebtedness to LIBOR plus 2.0%, a 475 basis point reduction. The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.72% and 9.00% for the three-month periods ended June 30, 2007 and 2006, respectively.
          Income tax expense was $3.2 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively. The effective income tax rate is higher than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for continuing and discontinued operations in 2007 and 2006 were $2.3 million and $333,000, respectively, comprised of federal alternative minimum taxes, state income taxes and, in 2006, foreign taxes. As of December 31, 2006, our remaining net operating loss carryforwards were $67.0 million, which will be available to offset future taxable income, subject to certain limitations. We expect to use approximately $21.7 million of our net operating loss carryforwards in 2007.
          Discontinued operations include the operations of Facet Technologies, LLC (“Facet”) and Dia Real, our foreign diabetes services operations in Germany. The loss from discontinued operations in 2007 was $6,000, net of tax, compared to earnings of $2.4 million for the same period in 2006. In the second quarter of 2006, we allocated $2.8 million of interest expense and amortization expense of deferred financing fees related to the Credit Facilities to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. EITF Issue 87-24 states that interest on debt that must be repaid when the disposal of discontinued operations occurs should be allocated to discontinued operations. In accordance with the terms of the Credit Facilities, we used the net proceeds from the sales of Facet in the third quarter of 2006 and Dia Real in the fourth quarter of 2006 to repay a portion of the outstanding indebtedness.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006
          The following table summarizes key components in our financial statements for continuing operations for the six-month periods ended June 30, 2007 and 2006, respectively, expressed as a percentage of revenues. An explanation of the results follows the table.

	Six Months Ended
	June 30,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	30.6%	32.3%

Gross margin	69.4%	67.7%
Selling and administrative expenses	50.6%	48.2%
Provision for doubtful accounts	1.4%	1.1%
Amortization of intangible assets	2.1%	2.2%

Operating earnings (1)	15.5%	16.2%
Interest expense, net	-6.2%	-7.8%
Other income, net	0.2%	0.3%

Earnings from continuing operations before income taxes	9.5%	8.7%
Income tax expense	-3.8%	-3.7%

Earnings from continuing operations	5.7%	5.0%

(1)	Amounts may not add due to rounding.
          Revenues increased by $10.6 million, or 6.5%, to $174.1 million for the six months ended June 30, 2007, from $163.5 million in the same period in 2006. The increases were due primarily to the implementation of new and expanded disease management and wellness contracts, net of attrition. Disease and condition management program revenues increased $5.3 million, or 5.2%, to $107.5 million for the six-month period ended June 30, 2007. Wellness program revenues increased $5.0 million, or 55.9%, to $14.0 million in 2007 from $9.0 million for the same period in 2006. Maternity management program revenues increased $238,000, or 0.5%, to $52.6 million for the six months ended June 30, 2007.
          Cost of revenues as a percentage of revenues decreased to 30.6% for the six months ended June 30, 2007, from 32.3% for the same period in 2006. This decrease was primarily due to (i) an increase in our high-margin disease management and wellness revenues, and (ii) the availability of a lower cost generic drug for Zofran, which is used for nausea and vomiting in our maternity management services.
          Selling and administrative expenses increased $9.2 million, or 11.7%, to $88.0 million in the six months ended June 30, 2007, from $78.8 million in the same period of 2006. Selling and administrative expenses as a percentage of revenues increased to 50.6% in 2007 from 48.2% in 2006. As noted above, increased costs for salaries and other personnel-related expenses, as well as depreciation and amortization expenses, were major contributors to the increase. Our share-based compensation increased $2.6 million in the six-month period ended June 30, 2007, due to the recognition of expense from our performance-based and service-based restricted stock awards, which have shorter vesting periods than the continuing expense from prior years’ grants of certain stock options dating back to 2003.
          The provision for doubtful accounts as a percentage of revenues was 1.4% for the six months ended June 30, 2007, compared to 1.1% for the same period in 2006 as a result of an increase in bad debts for our disease and condition management and wellness revenues.
          Interest expense decreased $1.9 million to $11.7 million in 2007, from $13.6 million in 2006 due primarily to lower interest rates and a lower outstanding balance of our Credit Facilities. As noted above, we amended the terms of our Credit Facilities in November 2006, effectively reducing the interest rate on outstanding indebtedness. The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.40% and 9.15% for the six months ended June 30, 2007 and 2006, respectively.

          Income tax expense was $6.6 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively. Our effective income tax rates were 40.1% in 2007 and 42.1% in 2006. The effective income tax rate is higher than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes. Cash outflows for income taxes for continuing and discontinued operations in 2007 and 2006 were $2.4 million and $1.3 million, respectively, comprised of federal alternative minimum taxes, state income taxes and, in 2006, foreign taxes. As of December 31, 2006, our remaining net operating loss carryforwards were $67.0 million, which will be available to offset future taxable income, subject to certain limitations. We expect to use approximately $21.7 million of our net operating loss carryforwards in 2007.
          Discontinued operations include the operations of Facet and Dia Real. The loss from discontinued operations for the six-month period ended June 30, 2007 was $160,000, net of tax, compared to earnings of $3.9 million for 2006. Discontinued operations in 2006 include a pre-tax expense of $6.4 million for the allocation of interest and deferred financing fees related to the Credit Facilities as discussed above.
Liquidity and Capital Resources
Operating Activities
          As of June 30, 2007, we had cash and cash equivalents of $14.2 million. In the first six months of 2007, operating activities from continuing operations provided $19.8 million of cash, compared with $2.1 million provided in the comparable period of 2006. This increase was due primarily to decreases in accrued and other liabilities in the first six months of 2006 for the payment of transaction-related expenses incurred in the CorSolutions acquisition and a decrease in our days’ sales outstanding, or DSO, to 54 days at June 30, 2007, from 57 days at June 30, 2006. Our DSO at December 31, 2006, was 54 days.
          Net cash used in discontinued operations was $1.5 million and $5.8 million for the six-month periods ended June 30, 2007 and 2006, respectively, driven primarily by the payment of certain sale-related expenses. The 2006 period reflects the allocation of $6.4 million in interest expense (before taxes) referenced above.
Investing Activities
          Net cash used in investing activities totaled $55.8 million and $442.2 million for the six months ended June 30, 2007 and 2006, respectively. During the second quarter of 2007, we paid $50.7 million of additional earn-out consideration for our acquisitions of Miavita LLC (April 2005) and WinningHabits, Inc. (October 2005). In 2006, we paid $1.7 million of additional earn-out consideration for the first earn-out period of the Miavita acquisition. These payments were recorded as additional goodwill.
          We used $6.4 million and $5.5 million in 2007 and 2006, respectively, for capital expenditures for continuing operations. Capital expenditures for both periods related to the replacement and enhancement of computer information systems and to the replacement of medical devices used in our maternity management programs. We expect to expend a total of approximately $14 million for capital items in 2007, including capital expenditures made in the first six months.
          In 2006, we used $434.7 million, net of cash acquired, in connection with the acquisition of CorSolutions. We completed the acquisition on January 19, 2006, and results of operations of this business have been included in our consolidated results of operations effective January 1, 2006.

Financing Activities
          Net cash provided by financing activities was $31.9 million and $446.0 million for the six months ended June 30, 2007 and 2006, respectively. During the second quarter of 2007, we borrowed $40.0 million under our Revolving Credit Facility (described below). We repaid $11.5 million and $2.6 million of short-term indebtedness and capital lease obligations during the six-month periods ended June 30, 2007 and 2006, respectively. Our 2007 repayments include $7.0 million for prepayment on our Credit Facilities and $2.0 million for the remaining balance of our unsecured 11% Senior Notes, of which $120 million of the $122 million then outstanding notes were redeemed in June 2004. Additionally, we received $1.5 million and $2.1 million from participants under our stock purchase and stock option plans in the six-month periods ended June 30, 2007 and 2006, respectively. During 2006, we used proceeds of $444.0 million, net of debt issuance costs of $11.0 million, from our Credit Facilities described below to fund the acquisition of CorSolutions.
          Our Credit Facilities, which mature on January 19, 2012, include a $485.0 million credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent. Amounts borrowed under the Credit Facilities, as amended, accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement. Interest rates for the Credit Facilities are reset quarterly. Amounts borrowed are fully and unconditionally guaranteed on a joint and several basis by substantially all of our subsidiaries. As of June 30, 2007, the outstanding balance under the Credit Facilities was $268.5 million.
          The Credit Facilities also provide for a Revolving Credit Facility. Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement. On February 23, 2007, we entered into a third amendment to the Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million. All other terms of the Credit Facilities, as amended, remain unchanged. At June 30, 2007, $40.0 million was outstanding under the Revolving Credit Facility, and the available balance was $8.6 million.
          The Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the Credit Facilities include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At June 30, 2007, we were in compliance with all covenants of the Credit Facilities.
          In February and May 2006, we entered into two interest rate swap agreements totaling $200 million notional amount to hedge our exposure to fluctuations in interest rates related to the Credit Facilities. The swap agreements had the economic effect of converting $200 million of our floating-rate debt under the Credit Facilities to fixed-rate debt. Under the terms of the agreements, we will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.36% at June 30, 2007). We reflected the interest rate swap agreements on the consolidated condensed balance sheet at a fair value of $167,000 and ($62,000) at June 30, 2007 and December 31, 2006, respectively, based upon the estimated amount we would receive (pay) upon settlement of the agreements taking into account interest rates on those dates. For the three-month and six-month periods ended June 30, 2007, we recognized net gains of $75,000 and $153,000, respectively, from the cash flow hedges. We recognized net losses of $53,000 and $82,000 for the corresponding three-month and six-month periods in 2006. These amounts are included in Interest expense in the consolidated condensed statements of operations.
          We believe that our cash, other liquid assets, operating cash flows and Credit Facilities, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least the next twelve months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
          We have various contractual obligations that are recorded as liabilities in our consolidated condensed financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. The following sets forth our future minimum payments required under our contractual obligations as of June 30, 2007 (in thousands):

	Payments Due by Year
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (1)	$391,566	$66,140	$46,262	$279,164	$—
Capital lease obligations	63	63	—	—	—
Operating lease obligations	26,593	8,210	11,663	3,613	3,107
Other long-term obligations	5,086	1,339	2,662	1,085	—

	$423,308	$75,752	$60,587	$283,862	$3,107

(1)	Includes projected interest payments.
          Principal and interest payments of $1.7 million and $11.2 million, respectively, under the Credit Facilities are payable in the remaining six months of 2007. Capital expenditures of approximately $14 million, including capital expenditures made in the first six months, are estimated in 2007 as we continue to enhance our computer information systems.
          As of June 30, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, except for our indemnification obligations related to potential breaches of the representations and warranties contained in the definitive agreements to sell Facet and Dia Real, which obligations are capped at $12.5 million and $9.9 million, respectively.
Other Factors Affecting Liquidity
          In connection with our acquisition of Miavita LLC, we will be required to pay additional earn-out consideration in future periods, based upon specified revenues pertaining to certain customer agreements. In accordance with SFAS No. 141, Business Combinations, we accrue contingent consideration obligations upon attainment of the objectives. Additionally, any such payments would result in increases in goodwill.
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
          Our services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service, or (v) a fixed rate per case. Billings for certain services occur in advance of services being performed. Such amounts are recorded as Unearned revenues in the consolidated condensed balance sheets. Such amounts are subsequently recognized as revenue as services are performed.
          Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements, or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as Unearned revenues in the consolidated condensed balance sheets. If we do not meet performance levels by the end of the operations period under the contract, we are contractually obligated to refund some or all of the at-risk fees. Historically, such adjustments have been immaterial to our financial condition and results of operations.
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
          Goodwill and Identifiable Intangible Assets. Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of June 30, 2007, we reported goodwill and identifiable intangible assets at net carrying amounts of $497.4 million and $52.3 million, respectively. The total of $549.7 million represents approximately 78% of our total assets as of June 30, 2007.

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
          The income tax expense for continuing operations was $6.6 million and $6.0 million for the six-month periods ended June 30, 2007 and 2006, respectively. Reflected in each period were various non-deductible permanent differences between tax and financial reporting. As of December 31, 2006, our remaining net operating loss carryforwards of $67.0 million, the tax effect of which is reflected as an asset on the balance sheet in the Deferred income taxes, will be available to offset future taxable income liabilities. Based on projections of taxable income in 2007 and future years, we believe that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. We expect to use approximately $21.7 million of our net operating loss carryforwards in 2007.
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
          The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, which contain additional accounting policies and other disclosures required by accounting principles generally accepted in the United States.
          Our senior management has discussed the development and selection of our critical accounting estimates, and this disclosure, with the Audit Committee of our Board of Directors.
Recently Issued and Recently Adopted Accounting Standards
          Accounting for Uncertainty in Income Taxes. We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We undertook a comprehensive review of our tax positions, and the cumulative effect of adopting the provisions of FIN 48 to all tax positions resulted in a cumulative effect adjustment to Accumulated deficit of $669,000. As of the date of adoption, the total amount of unrecognized tax benefits was $524,000, and interest and penalties were $145,000.
          Fair Value Option. In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis with a few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact of implementing this standard. However, we do not expect the implementation to have a material adverse effect on our results of operations or financial position.
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
(i)	Changes in reimbursement rates, policies or payment practices by third-party payors, whether initiated by the payor or legislatively mandated, or uncollectible accounts in excess of current estimates;

(ii)	The loss of major payors or customers;

(iii)	Impairment of the Company’s rights in intellectual property;

(iv)	Increased or more effective competition;

(v)	New technologies that render obsolete or non-competitive products and services offered by the Company;

(vi)	Changes in or new interpretations of laws or regulations applicable to the Company, its customers or referral sources or failure to comply with existing laws and regulations;

(vii)	Increased exposure to professional negligence liability;

(viii)	Difficulties in successfully integrating recently acquired businesses into the Company’s operations and uncertainties related to the future performance of such businesses;

(ix)	Changes in company-wide or business unit strategies;

(x)	The effectiveness of the Company’s advertising, marketing and promotional programs;

(xi)	Market acceptance of the Company’s wellness and disease and condition management programs and the Company’s ability to sign and implement new wellness and disease and condition management contracts;

(xii)	Inability to successfully manage the Company’s growth;

(xiii)	Acquisitions that strain the Company’s financial and operational resources;

(xiv)	Inability to forecast accurately or effect cost savings and clinical outcomes improvements or penalties for failure to meet the clinical or cost savings performance criteria under the Company’s disease management contracts or inability to reach agreement with the Company’s disease management customers with respect to the same;

(xv)	Inability of the Company’s disease management customers to provide timely and accurate data that is essential to the operation and measurement of the Company’s performance under its disease management contracts;

(xvi)	Increases in interest rates;

(xvii)	Changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment;

(xviii)	The availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures;

(xix)	Higher than anticipated costs of doing business that cannot be passed on to customers;

(xx)	Pricing pressures;

(xxi)	Information technology failures or obsolescence or the inability to effectively integrate new technologies;

(xxii)	The outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment;

(xxiii)	Competition for staff;

(xxiv)	Changes in earn-out consideration; and

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases. However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company, including the Company’s consolidated subsidiaries, required to be included in our reports filed or submitted under the Exchange Act.
          Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.
(b) Changes in Internal Control Over Financial Reporting
          During the three months ended June 30, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
          As of the date of the report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
          The directors of the Company are divided into three classes. The class composed of J. Terry Dewberry, Richard M. Hassett, M.D., Kaaren J. Street and Wayne P. Yetter will continue to serve until the 2009 annual meeting of stockholders and until their successors are elected and qualified. The class composed of Guy W. Millner and Thomas S. Stribling will continue to serve until the 2008 annual meeting of stockholders and until their successors are elected and qualified.
          At the annual meeting of stockholders held June 5, 2007, each of the following directors was elected, to serve until the annual meeting of stockholders in the year in which his or her term expires and until their successors are elected and qualified:

	Term	Affirmative	Withheld
Nominee	Expiring	Votes	Votes
Parker H. Petit	2010	15,553,430	3,467,201
Joseph G. Bleser	2010	18,651,481	369,150
Myldred H. Mangum	2010	18,369,423	651,208
Donald J. Lothrop	2008	18,651,936	368,695
          In addition, the following proposals were approved at the annual meeting as follows:
•	To approve the amendment and restatement of the Matria Healthcare, Inc. Long-Term Stock Incentive Plan:

Affirmative Votes	Negative Votes	Abstentions	Non Votes
12,630,606	4,075,345	21,503	2,293,177
•	To ratify the appointment of KPMG LLP as independent auditors for the year ending December 31, 2007:

Affirmative Votes	Negative Votes	Abstentions	Non Votes
18,910,372	99,008	11,251	-0-
Item 6. Exhibits

Exhibit
Number	Description

10.1	Long-term Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on April 30, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit

31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton

32.1	Section 1350 Certification by Parker H. Petit

32.2	Section 1350 Certification by Jeffrey L. Hinton

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.
August 7, 2007	By:	/s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and Chief Executive Officer

/s/ Jeffrey L. Hinton
Jeffrey L. Hinton
Senior Vice President and Chief Financial Officer