Form 10-Q
period 2007-09-30
MATRIA HEALTHCARE INC
filed 2007-11-07
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

Commission file number 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2091331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Parkway Place Marietta, Georgia30067	(770) 767-4500
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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
Yes  ☐                  No ☒

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, as of November 1, 2007, was 21,415,777.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$11,262	$19,839
Restricted cash	-	1,372
Trade accounts receivable, less allowances of $3,771 and
$4,397 at September 30, 2007 and December 31, 2006, respectively	53,231	52,985
Prepaid expenses and other current assets	11,613	14,234
Deferred income taxes	18,839	8,087
Total current assets	94,945	96,517

Property and equipment, net	40,348	38,950
Goodwill, net	495,459	500,830
Other intangibles, net	50,533	55,891
Deferred income taxes	-	5,564
Other assets	10,976	13,621
	$692,261	$711,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, principally trade	$8,199	$13,846
Current installments of long-term debt	29,494	4,197
Unearned revenues	11,068	13,493
Acquisition contingent consideration	-	54,223
Accrued liabilities	16,551	22,661
Total current liabilities	65,312	108,420
Long-term debt, excluding current installments	266,260	275,938
Deferred tax liability	8,896	-
Other long-term liabilities	6,611	8,039
Total liabilities	347,079	392,397

Shareholders' equity:
Preferred stock, $.01 par value. Authorized 50,000 shares;
none outstanding at September 30, 2007 and December 31, 2006	-	-
Common stock, $.01 par value. Authorized 50,000 shares;
issued and outstanding 21,385 and 21,255 at September 30, 2007
and December 31, 2006, respectively	214	213
Additional paid-in capital	427,318	415,950
Accumulated deficit	(81,223)	(97,149)
Accumulated other comprehensive earnings	(1,127)	(38)
Total shareholders' equity	345,182	318,976

	$692,261	$711,373

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$89,604	$84,186	$263,748	$247,719

Cost of revenues	26,850	27,243	80,062	80,104
Selling and administrative expenses	43,506	40,027	131,551	118,845
Provision for doubtful accounts	1,464	1,021	3,866	2,785
Amortization of intangible assets	1,786	1,786	5,358	5,358
Total costs and operating expenses	73,606	70,077	220,837	207,092

Operating earnings from continuing operations	15,998	14,109	42,911	40,627

Interest income	456	434	1,368	1,165
Interest expense	(6,382)	(7,136)	(18,047)	(20,699)
Other income, net	4	310	331	879
Earnings from continuing operations before income taxes	10,076	7,717	26,563	21,972
Income tax expense	(4,182)	(3,185)	(10,793)	(9,190)
Earnings from continuing operations	5,894	4,532	15,770	12,782
Discontinued Operations:
Earnings (loss) from discontinued operations, net of income taxes	13	1,261	(147)	5,159
Gain on disposal of discontinued operation, net of income taxes	971	24,244	971	24,244
Earnings from discontinued operations	984	25,505	824	29,403
Net earnings	$6,878	$30,037	$16,594	$42,185

Net earnings per common share:
Basic:
Continuing operations	$0.28	$0.22	$0.74	$0.61
Discontinued operations	0.04	1.21	0.04	1.40
	$0.32	$1.43	$0.78	$2.01

Diluted:
Continuing operations	$0.27	$0.21	$0.72	$0.59
Discontinued operations	0.04	1.18	0.04	1.36
	$0.31	$1.39	$0.76	$1.95

Weighted average shares outstanding:
Basic	21,378	21,041	21,344	20,957
Diluted	21,864	21,554	21,828	21,664

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$16,594	$42,185
Less earnings from discontinued operations, net of income taxes	824	29,403
Earnings from continuing operations	15,770	12,782
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including debt discount and expenses)	16,237	15,670
Provision for doubtful accounts	3,866	2,785
Deferred income taxes	5,823	9,190
Share-based compensation	9,471	5,131
Excess tax benefit - share-based compensation	(150)	-
Imputed interest on acquisition consideration	-	1,747
Changes in assets and liabilities:
Trade accounts receivable	(4,111)	(10,472)
Prepaid expenses and other current assets	2,523	2,331
Noncurrent assets	(366)	(421)
Accounts payable	(5,647)	(4,348)
Accrued and other liabilities	(8,732)	(23,230)
Net cash provided by continuing operations	34,684	11,165
Net cash used in discontinued operations	(1,465)	(3,847)
Net cash provided by operating activities	33,219	7,318

Cash Flows from Investing Activities:
Purchases of property and equipment	(10,022)	(8,478)
Payment of acquisition-related obligations	(50,745)	(1,677)
Purchase price adjustment for acquisition	1,623	-
Decrease in restricted cash	1,372	261
Purchases of property and equipment related to discontinued operations	-	(379)
Acquisition of business, net of cash received	-	(434,727)
Proceeds from the sale of business, net of transaction costs	-	121,598
Net cash used in investing activities	(57,772)	(323,402)

Cash Flows from Financing Activities:
Proceeds from the issuance of long-term debt, net of transaction costs	-	443,977
Proceeds from short-term borrowings	41,799	2,556
Principal repayments of debt	(27,873)	(129,012)
Proceeds from issuance of common stock	1,900	3,479
Excess tax benefit - share-based compensation	150	-
Net cash provided by financing activities	15,976	321,000
Effect of exchange rate changes on cash and cash equivalents	-	504
Net increase (decrease) in cash and cash equivalents	(8,577)	5,420
Cash and cash equivalents at beginning of year	19,839	22,758
Cash and cash equivalents at end of period	$11,262	$28,178

Supplemental disclosure of cash paid for:
Interest	$16,166	$23,933
Income taxes	$3,061	$4,665

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
 (Unaudited)

1.  General

The consolidated condensed financial statements as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively, are unaudited.  The consolidated condensed balance sheet as of December 31, 2006, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated condensed financial position and results of operations for the periods presented have been included.  The results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

       Fair Value Option.  In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis with a few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  We are currently assessing the potential impact of implementing this standard.  However, we do not expect the implementation to have a material adverse effect on our results of operations or financial position.

3.           Acquisitions

CorSolutions Medical, Inc.  Pursuant to the merger agreement pursuant to which we acquired CorSolutions, we pursued a claim before a contractually-designated settlement accountant for certain post-closing adjustments, including a $4.0 million claim relating to a liability resulting from CorSolutions’ pre-closing performance under a customer contract.  The existence of the $4.0 million liability had not been disclosed by the sellers.  On September 20, 2007, the settlement accountant awarded us $3.9 million related to the undisclosed liability described above.  That award was offset by $1.3 million related to certain payroll taxes arising from the deemed exercise of options by employees of the sellers who subsequently became employees of the Company, resulting in a net award of $2.6 million.  These amounts when included in the post-closing adjustment mechanism pursuant to the merger agreement resulted in the Company receiving $1.6 million plus $199,000 of interest. We decreased goodwill by $1.6 million in the third quarter of 2007 for the consideration received.

Other Acquisitions.  In connection with Matria’s acquisitions of WinningHabits, Inc. (“WinningHabits”) on October 1, 2005, and Miavita LLC (“Miavita”) on April 1, 2005, we were required to pay additional consideration in future periods, based upon the financial performance of these businesses in specified post-closing periods.

The additional consideration for the WinningHabits acquisition was based on the acquired company’s 2006 financial performance.  At March 31, 2007, we computed the additional consideration pursuant to the terms of our earn-out agreement to be $27.9 million.  On May 1, 2007, the sellers filed a notice of objection, objecting to certain aspects of the calculation. The sellers agreed to accept $28.7 million of additional consideration, which we paid on June 8, 2007.

The second earn-out period for the Miavita acquisition ended March 31, 2007. On November 6, 2006, the Company and the seller entered into a Settlement Agreement and Release that effectively amended the terms of the original acquisition agreement to fix the amount payable for the second earn-out period at $20.0 million plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment was payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, were at least $500,000. The $500,000 threshold was met, and the Company paid a total of $22.0 million during the second quarter of 2007 with respect to the second earn-out period.  Additional earn-out payments will be payable in future periods based on a percentage of specified revenues pertaining to certain customer agreements.

We decreased goodwill by $3.4 million in the first nine months of 2007 for the change in additional consideration payable under the earn-out agreements noted above.

4.           Comprehensive Earnings

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive earnings consist of net earnings, foreign currency translation adjustments (net of income taxes) and net unrealized gains and losses on derivative instruments.  Comprehensive earnings for the three-month and nine-month periods ended September 30, 2007, were $5.6 million and $15.5 million, respectively, and for the corresponding periods in 2006 were $21.6 million and $35.5 million, respectively.

5.           Income Taxes

   As required, we adopted FIN 48 on January 1, 2007. As a result of implementing this Interpretation, we derecognized $524,000 in income tax benefits for certain tax positions for which there is uncertainty and recognized $145,000 of related interest and penalties. These adjustments resulted in increases of $669,000 to beginning Accumulated deficit and to Other long-term liabilities. As of January 1, 2007, and September 30, 2007, the amount of unrecognized tax benefits was $524,000, which, if recognized, would favorably affect the effective income tax rate in future periods. During the first nine months of 2007, we recorded interest and penalties of approximately $51,000.  It is our policy to classify interest and penalties recognized on underpayment of income taxes as Interest expense and Other income, net, respectively.

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

6.           Earnings Per Share

                      The computations for basic and diluted net earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings - basic and diluted:
Continuing operations	$5,894	$4,532	$15,770	$12,782
Discontinued operations	984	25,505	824	29,403
Net earnings available to common shareholders	$6,878	$30,037	$16,594	$42,185

Shares:
Weighted average common shares outstanding - basic	21,378	21,041	21,344	20,957
Dilutive effect of:
Stock options and employee stock purchase plan	465	498	471	684
Unvested restricted stock awards	21	15	13	23
Weighted average common shares outstanding - diluted	21,864	21,554	21,828	21,664

Basic:
Continuing operations	$0.28	$0.22	$0.74	$0.61
Discontinued operations	0.04	1.21	0.04	1.40
	$0.32	$1.43	$0.78	$2.01
Diluted:
Continuing operations	$0.27	$0.21	$0.72	$0.59
Discontinued operations	0.04	1.18	0.04	1.36
	$0.31	$1.39	$0.76	$1.95

The calculation of diluted earnings per share excludes the antidilutive effect of 1.2 million shares for stock options in both the three-month and nine-month periods ended September 30, 2007, and 1.3 million and 1.2 million shares, respectively, in the corresponding periods of 2006.  In the three-month and nine-month periods of 2007, the computation excludes 500,000 shares of unvested restricted stock awards because the performance conditions as defined in the restricted stock agreements were not met.

7.   Share -Based Compensation

The Company’s Long-Term Stock Incentive Plan (the “LTIP”) and 2005 Directors’ Non-Qualified Stock Option Plan provide for the issuance of stock options, restricted stock units and other share-based awards to employees and to non-employee directors. At September 30, 2007, the plans permit the granting of share-based awards of up to approximately 852,000 shares of common stock.  The options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest monthly over 12 months from the date of grant under the 2005 Director’s Non-Qualified Stock Option Plan and over a period of years (generally three to five) under the LTIP, subject to eligibility status as specified in the individual option agreement.  The term of each stock option is ten years from the date of grant. Restricted stock vests over a period of years (generally three), subject to eligibility status and, in some cases, satisfactory achievement of performance goals, in each case as specified in the individual restricted stock agreement.

The Company also has options and shares available for grant under various other plans, the provisions of which are similar to the plans described above.  Due to forfeitures of previously issued grants, at September 30, 2007, there were approximately 8,000 options and shares available for grant under these plans.

Our Employee Stock Purchase Plan (the “Purchase Plan”) allows employees to purchase the Company’s common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of the lesser of 10% of the employee’s compensation or 375 shares of common stock per quarter.  During the nine months ended September 30, 2007 and 2006, we issued approximately 51,000 and 41,000 shares, respectively, under the Purchase Plan.  At September 30, 2007, approximately 59,000 shares were reserved for purchase under the Purchase Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of stock options granted during the nine months ended September 30, 2007 and 2006, were $13.22 and $15.96, respectively.  We did not grant any option awards during the third quarter of 2007. The following assumptions were used for calculating the fair value of our option awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rates	-	4.58%	4.95%	4.80%
Expected lives (in years)	-	4	4	4
Dividend yield	NA	NA	NA	NA
Expected volatility	-	52.1%	46.4%	55.0%

The following table summarizes our stock option activity during the nine months ended September 30, 2007 (shares and value in thousands):

			Weighted
			Average
			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2007	2,487	$22.26
Granted	42	$31.41
Exercised	(70)	$11.91
Forfeited/expired/cancelled	(91)	$28.68
Outstanding at September 30, 2007	2,368	$22.48	6.5	$15,453
Options exercisable at September 30, 2007	1,353	$18.34	5.6	$12,976

     The total aggregate intrinsic value of options exercised during the nine-month period ended September 30, 2007, was $1.1 million.

The following table summarizes information regarding our stock options outstanding at September 30, 2007 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$4.57 - $12.37	632	4.0	$9.71	593	$9.88
$12.61 - $28.03	680	6.5	$19.07	346	$16.58
$28.16 - $34.11	626	8.0	$29.94	265	$29.76
$34.47 - $40.33	430	8.1	$35.80	149	$35.75
	2,368	6.5	$22.48	1,353	$18.34

The following table summarizes our restricted stock award activity for the nine-month period ended September 30, 2007 (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested at January 1, 2007	221	$28.10
Granted	466	$27.89
Vested	(11)	$28.16
Forfeited	(48)	$28.07
Nonvested at September 30, 2007	628	$27.94

For the three months and nine months ended September 30, 2007, we recorded share-based compensation expense of $3.6 million ($2.3 million net of income tax, or $0.11 per diluted share) and $9.5 million ($6.2 million net of income tax, or $0.28 per diluted share), respectively.  For the corresponding periods in 2006, we recorded share-based compensation expense of $1.9 million ($1.3 million net of income tax, or $0.06 per diluted share) and $5.1 million ($3.5 million net of income tax, or $0.16 per diluted share), respectively.  The expense is included in Selling and administrative expenses on the consolidated condensed statement of operations.  We did not capitalize any share-based compensation costs in any period.  Cash received from option exercises and shares issued under all share-based payment arrangements for the nine months ended September 30, 2007 and 2006, was $1.9 million and $3.5 million, respectively.

At September 30, 2007, total compensation expense related to unvested share-based awards granted to employees under stock option plans but not yet recognized was approximately $20.3 million, after estimating forfeitures and before income taxes.  The expense of all unvested share-based awards is expected to be recognized over an estimated weighted average period of approximately 2.8 years. Our restricted stock awards are performance-based and service-based.  Expense for restricted stock awards is recognized using the tranche method (performance-based awards) or the straight line method (service-based awards) over the vesting period. The remaining unrecognized compensation expense for the performance-based restricted stock awards may vary each reporting period based on changes in the expected achievement of performance measures.

8.           Long-Term Debt

On January 19, 2006, in connection with our acquisition of CorSolutions, we entered into a $485.0 million credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent (the “Credit Facilities”).  Amounts borrowed under the Credit Facilities, as amended, accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement.  Interest rates for the Credit Facilities are reset quarterly. Amounts borrowed are fully and unconditionally guaranteed on a joint and several basis by substantially all of our subsidiaries. The Credit Facilities mature on January 19, 2012. As of September 30, 2007, the outstanding balance under the Credit Facilities was $267.7 million, excluding the Revolving Credit Facility noted below.

The Credit Facilities also provide for a Revolving Credit Facility.  Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement.  On February 23, 2007, we entered into a third amendment to the Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million.  All other terms of the Credit Facilities, as amended, remain unchanged.  At September 30, 2007, there was $25.0 million outstanding under the Revolving Credit Facility, and the available balance was $23.6 million.

The Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the Credit Facilities include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At September 30, 2007, we were in compliance with all covenants of the Credit Facilities.

The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.43% and 8.22% for the three-month and nine-month periods ended September 30, 2007, respectively, and 9.41% and 9.24% for the corresponding periods in 2006.

9.  Derivative Financial Instruments

In February and May 2006, we entered into two interest rate swap agreements, each with a notional amount of $100.0 million, to hedge exposure to fluctuations in interest rates related to our Credit Facilities.  The agreements, which have two-year terms, have the economic effect of converting $200.0 million of floating-rate debt under the Credit Facilities to fixed-rate debt.  The provisions of the agreements provide that we pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.495% and 5.198%, respectively, at September 30, 2007). The variable rates are reset quarterly.

In August 2007, we entered into two additional interest rate swap agreements, each with notional amounts of $100.0 million.  The terms of these agreements are scheduled to become effective after the termination of the swaps noted above (February and May 2008). These agreements also have two-year terms and have the economic effect of converting $200.0 of floating-rate debt to fixed-rate debt.  We will pay the bank fixed base rates of 4.890% and 4.910%, respectively, under these swap arrangements, and the bank will pay us floating rates based on three-month LIBOR.

On the dates the interest rate swap derivative contracts were entered into, we designated the derivatives as hedges of the variability of cash flow to be paid (“cash flow” hedge).  Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows.  We reflected the interest rate swap agreements on the consolidated condensed balance sheets at fair value ($1.8 million and $62,000 payable at September 30, 2007, and December 31, 2006, respectively), which was based upon the estimated amount we would pay upon settlement of the agreements taking into account interest rates on those dates.  For the three-month and nine-month periods ended September 30, 2007, we recognized net gains of $92,000 and $245,000, respectively, from the cash flow hedges.  We recognized a net gain of $74,000 and a net loss of $7,000 for the corresponding periods in 2006.  These amounts are included in Interest expense in the consolidated condensed statements of operations.

10.  Contingencies

We are pursuing claims for fraud and breach of contract in connection with the merger transaction in which we acquired CorSolutions before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount.   There is no assurance that we will prevail in this proceeding.  However, if we do prevail, any resulting award will impact our goodwill and/or our pretax earnings.

        We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or liquidity.

11.  Divestitures

On September 1, 2006, and October 17, 2006, respectively, we completed the sales of Facet Technologies, LLC (“Facet”) for net cash proceeds of $121.6 million and our foreign diabetes services operations in Germany (“Dia Real”) for net cash proceeds of $33.3 million. As a result, the accompanying consolidated condensed financial statements reflect the operations of these divisions as discontinued operations for all periods presented.  The operating results of discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$-	$29,982	$-	$102,610

Earnings (loss) from discontinued operations	$23	$2,221	$(241)	$8,855
Gain on disposal of discontinued operation	-	27,075	-	27,075
Income tax benefit (expense)	961	(3,791)	1,065	(6,527)
Discontinued operations, net of tax	$984	$25,505	$824	$29,403

The Facet sale resulted in a gain of $27.1 million, or $24.2 million net of income taxes, which was recorded in the third quarter of 2006. In the third quarter of 2007, we recorded a tax benefit of $971,000 primarily related to the increased utilization of our foreign tax credits in our 2006 federal tax return.  Earnings from discontinued operations before income tax expense for the three-month and nine-month periods ended September 30, 2006, include charges of $2.2 million and $8.6 million, respectively, for interest expense and deferred financing fees related to our Credit Facilities. These amounts were allocated in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. Under EITF Issue 87-24, interest on debt that must be repaid upon disposal of discontinued operations must be allocated to discontinued operations.  In accordance with the terms of the Credit Facilities, we used the net proceeds from the sales of Facet and Dia Real to repay a portion of the outstanding indebtedness under our Credit Facilities.

In connection with the sales, we accrued $1.3 million for other liabilities related to the divestitures. A reconciliation of the accrued liability balance is as follows (in thousands):

	Employee Termination Benefits	Lease Obligations	Other Accruals	Total

Balance January 1, 2007	$290	872	124	$1,286
Charges	6	-	98	104
Payments	(296)	(872)	(195)	(1,363)
Balance at September 30, 2007	$-	-	27	$27

12.  Supplemental Disclosures Regarding Revenue

We have one reportable segment that includes our disease and condition management services, wellness programs and maternity management services. The following table summarizes our revenues for these services and programs (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Disease and Condition Management	$57,247	$51,624	$164,773	$153,806
Wellness	6,536	4,823	20,567	13,824
Maternity Management	25,821	27,739	78,408	80,089
	$89,604	$84,186	$263,748	$247,719

13.  Variable Interest Entity

In September 2006, the Company entered into a Stock Purchase and Loan Agreement with Secured Independence, Inc. (“SI”), a privately-held business, forming a strategic alliance to address the needs of the long-term care insurance industry. Our initial investment of $552,500 purchased 95 shares of SI’s common stock, which constituted a 19% equity investment in SI.  Under the terms of the agreement, the Company shall make working capital advances up to an aggregate of $1.9 million.  Also, we are entitled to purchase additional shares of SI common stock, which when added to our initial investment would constitute up to 100% of the shares SI common stock on a fully diluted basis. As of September 30, 2007, we have made working capital advances totaling $1.0 million.

We evaluated our equity investment in SI and determined that SI is a variable interest entity under FASB Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities.  We concluded that we are the primary beneficiary as defined by FIN-46R and, as a result, we are required to consolidate the assets, liabilities and results of operations of SI in our consolidated financial statements.  We therefore consolidated SI in our financial statements since the time of our initial investment in September 2006.

         For the three-month and nine-month periods ended September 30, 2007, SI’s pretax losses totaled $361,000 and $1.0 million, respectively.

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

Results of Operations

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

The following table summarizes key components in our financial statements for continuing operations for the three-month periods ended September 30, 2007 and 2006, respectively, expressed as a percentage of revenues. An explanation of the results follows the table.

	Three Months Ended
	September 30,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	30.0%	32.4%
Gross margin	70.0%	67.6%
Selling and administrative expenses	48.6%	47.5%
Provision for doubtful accounts	1.6%	1.2%
Amortization of intangible assets	2.0%	2.1%
Operating earnings	17.9%	16.8%
Interest expense, net	-6.6%	-8.0%
Other income, net	0.0%	0.4%
Earnings from continuing operations before income taxes	11.2%	9.2%
Income tax expense	-4.7%	-3.8%
Earnings from continuing operations (1)	6.6%	5.4%

(1) Amounts may not add due to rounding.

Revenues increased by $5.4 million, or 6.4%, to $89.6 million for the three months ended September 30, 2007, from $84.2 million in the same period in 2006. This increase was due primarily to the implementation of new and expanded disease management and wellness contracts, net of attrition, and the favorable impact from achieving certain performance targets.  These increases were partially offset by a decrease in revenues from our maternity management services. Disease and condition management program revenues increased $5.6 million, or 10.9%, to $57.2 million for the three months ended September 30, 2007. Wellness program revenues were $6.5 million for the three months ended September 30, 2007, compared to $4.8 million for the same period in 2006, increasing 35.5%. Maternity management program revenues decreased $1.9 million, or 6.9%, to $25.8 million for the three months ended September 30, 2007, primarily due to decreased preterm labor management revenues resulting from a decline in census and patient days, combined with decreased revenues from the effect of Zofran becoming generic, which is used for nausea and vomiting.  These decreases were partially offset by higher revenues from our MaternaLink® services, which include risk assessment and early intervention programs.

Cost of revenues as a percentage of revenues decreased to 30.0% for the three months ended September 30, 2007, from 32.4% for the same period in 2006.  This decrease was primarily due to: (i) an increase in our high-margin disease management and wellness revenues, and (ii) the availability of a lower cost generic drug for Zofran, which is used in our maternity management services.  These decreases were partially offset by increased costs of revenues as a percentage of revenues for certain clinical services for preterm labor management.

Selling and administrative expenses increased $3.5 million to $43.5 million in the third quarter of 2007, compared to $40.0 million in the same period of 2006. We incurred increased costs primarily for salaries and other personnel-related expenses and increased depreciation and amortization expenses related to our technology investments. Share-based compensation expense increased $1.7 million due to an increase in expense related to our restricted stock awards, which are performance-based and service-based and have shorter vesting periods than certain stock options with grants dating back to 2003 that have expense continuing into 2007.  As a percentage of revenues, selling and administrative expenses increased to 48.6% in 2007 compared to 47.5% in 2006.

The provision for doubtful accounts as a percentage of revenues was 1.6% for the three months ended September 30, 2007, compared to 1.2% for the same period in 2006.  The provision, which is recorded primarily for our maternity management program revenues, is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. The percentage increase results from an increase in bad debts for our disease and condition management and wellness revenues.

Interest expense decreased to $6.4 million in 2007, from $7.1 million in 2006, due primarily to lower interest rates due to refinancing the Second Lien Facility of our Credit Facilities, combined with a lower outstanding balance of our Credit Facilities, which we entered into in January 2006 in conjunction with our acquisition of CorSolutions. In November 2006, we amended the terms of our Credit Facilities, effectively reducing the interest rate on outstanding indebtedness to LIBOR plus 2.0%, a 475 basis point reduction. The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.43% and 9.41% for the three-month periods ended September 30, 2007 and 2006, respectively.

Income tax expense was $4.2 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively.  The effective income tax rate is higher than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes.  Cash outflows for income taxes for continuing and discontinued operations in 2007 and 2006 were $651,000 and $2.1 million, respectively, comprised of federal alternative minimum taxes, state income taxes and, in 2006, foreign taxes.  As of December 31, 2006, our remaining net operating loss carryforwards were $67.0 million, which we expect will be available to offset future taxable income, subject to certain limitations. We expect to use approximately $22.0 million of our net operating loss carryforwards in 2007.

Discontinued operations include the operations of Facet Technologies, LLC (“Facet”) and Dia Real, our foreign diabetes services operations in Germany. The earnings from discontinued operations in the third quarter of 2007 were $13,000, net of tax, compared to earnings of $1.3 million for the same period in 2006.  We completed the sale of Facet on September 1, 2006, for net cash proceeds of $121.6 million and recorded a gain on the sale of $27.1 million, or $24.2 million, net of income taxes. In the third quarter of 2007, we recorded $971,000 to Gain on disposal of discontinued operations, which primarily related to the increased utilization of foreign tax credits in our 2006 federal tax return.  Discontinued operations in 2006 include $2.5 million of interest expense and amortization expense of deferred financing fees related to the Credit Facilities, which was allocated to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations. EITF Issue 87-24 states that interest on debt that must be repaid when the disposal of discontinued operations occurs should be allocated to discontinued operations.  In accordance with the terms of the Credit Facilities, we used the net proceeds from the sales of Facet in the third quarter of 2006 and Dia Real in the fourth quarter of 2006 to repay a portion of the outstanding indebtedness under our Credit Facilities.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

The following table summarizes key components in our financial statements for continuing operations for the nine-month periods ended September 30, 2007 and 2006, respectively, expressed as a percentage of revenues. An explanation of the results follows the table.

	Nine Months Ended
	September 30,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	30.4%	32.3%
Gross margin	69.6%	67.7%
Selling and administrative expenses	49.9%	48.0%
Provision for doubtful accounts	1.5%	1.1%
Amortization of intangible assets	2.0%	2.2%
Operating earnings	16.3%	16.4%
Interest expense, net	-6.3%	-7.9%
Other income, net	0.1%	0.4%
Earnings from continuing operations before income taxes	10.1%	8.9%
Income tax expense	-4.1%	-3.7%
Earnings from continuing operations (1)	6.0%	5.2%

(1) Amounts may not add due to rounding.

      Revenues increased by $16.0 million, or 6.5%, to $263.7 million for the nine months ended September 30, 2007, from $247.7 million for the same period in 2006. The increases were due primarily to the implementation of new and expanded disease management and wellness contracts, net of attrition, and the favorable impact of achieving certain performance targets.  Disease and condition management program revenues increased $11.0 million, or 7.1%, to $164.8 million for the nine-month period ended September 30, 2007. Wellness program revenues increased $6.7 million, or 48.8%, to $20.6 million in 2007 from $13.8 million for the same period in 2006. Maternity management program revenues decreased $1.7 million, or 2.1%, to $78.4 million for the nine months ended September 30, 2007, primarily due to decreased preterm labor management revenues resulting from a decline in census and patient days, partially offset by higher revenues from our MaternaLink® services.

Cost of revenues as a percentage of revenues decreased to 30.4% for the nine months ended September 30, 2007, from 32.3% for the same period in 2006.  This decrease was primarily due to (i) an increase in our high-margin disease management and wellness revenues, and (ii) the availability of a lower cost generic drug for Zofran, which is used for nausea and vomiting in our maternity management services. These decreases in cost of revenues as a percentage of revenue were partially offset by increases in cost as a percentage of revenues for certain clinical services for preterm labor management.

Selling and administrative expenses increased $12.7 million, or 10.7%, to $131.6 million in the nine months ended September 30, 2007, from $118.8 million in the same period of 2006. Selling and administrative expenses as a percentage of revenues increased to 49.9% in 2007 from 48.0% in 2006. As noted above, increased costs for salaries and other personnel-related expenses, as well as depreciation and amortization expenses, were major contributors to the increase. Our share-based compensation expense increased $4.3 million in the nine-month period ended September 30, 2007, due to the recognition of expense from our performance-based and service-based restricted stock awards, which have shorter vesting periods than certain stock options with grants dating back to 2003 that have expense continuing into 2007.

The provision for doubtful accounts as a percentage of revenues was 1.5% for the nine months ended September 30, 2007, compared to 1.1% for the same period in 2006 as a result of an increase in bad debts for our disease and condition management and wellness revenues.

Interest expense decreased $2.7 million to $18.0 million in 2007, from $20.7 million in 2006 due primarily to lower interest rates and a lower outstanding balance of our Credit Facilities.  As noted above, we amended the terms of our Credit Facilities in November 2006, effectively reducing the interest rate on outstanding indebtedness. The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.22% and 9.24% for the nine months ended September 30, 2007 and 2006, respectively.

Income tax expense was $10.8 million and $9.2 million for the nine months ended September 30, 2007 and 2006, respectively.  Our effective income tax rates were 40.6% in 2007 and 41.8% in 2006.  The effective income tax rate in 2007 is lower than the 2006 rate as a result of the reduced impact of certain non-deductible expenses in 2007 and our reduced utilization of incentive stock options as a component of our share-based compensation, which is generally not tax deductible. The effective income tax rate is higher than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes.  Cash outflows for income taxes for continuing and discontinued operations in 2007 and 2006 were $3.1 million and $4.7 million, respectively, comprised of federal alternative minimum taxes, state income taxes and, in 2006, foreign taxes.  As of December 31, 2006, our remaining net operating loss carryforwards were $67.0 million, which we expect will be available to offset future taxable income, subject to certain limitations. We expect to use approximately $22.0 million of our net operating loss carryforwards in 2007.

Discontinued operations include the operations of Facet and Dia Real. The loss from discontinued operations for the nine-month period ended September 30, 2007, was $147,000, net of tax, compared to earnings of $5.2 million for the comparable period in 2006. We completed the sale of Facet on September 1, 2006, for net cash proceeds of $121.6 million and recorded a gain on the sale of $27.1 million, or $24.2 million , net of income taxes.  In the third quarter of 2007, we recorded $971,000 to Gain on disposal of discontinued operations, which primarily related to the increased utilization of foreign tax credits in our 2006 federal tax return. Discontinued operations in 2006 include a pre-tax expense of $8.9 million for the allocation of interest and deferred financing fees related to the Credit Facilities as discussed above.

Liquidity and Capital Resources

Operating Activities
As of September 30, 2007, we had cash and cash equivalents of $11.3 million.  In the first nine months of 2007, operating activities from continuing operations provided $34.7 million of cash, compared with $11.2 million provided in the comparable period of 2006.  This increase was due primarily to decreases in accrued and other liabilities in the first nine months of 2006 for the payment of transaction-related expenses incurred in the CorSolutions acquisition and a decrease in our days’ sales outstanding, or DSO, to 53 days at September 30, 2007, from 60 days at September 30, 2006.  Our DSO at December 31, 2006, was 54 days.

Net cash used in discontinued operations was $1.5 million and $3.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively, driven primarily by the payment of certain expenses related to the sale of Facet and Dia Real. The 2006 period reflects the allocation of $8.9 million in interest expense (before taxes) referenced above.

Investing Activities
Net cash used in investing activities totaled $57.8 million and $323.4 million for the nine months ended September 30, 2007 and 2006, respectively.  During the second quarter of 2007, we paid $50.7 million of additional earn-out consideration for our acquisitions of Miavita LLC (April 2005) and WinningHabits, Inc. (October 2005).  In 2006, we paid $1.7 million of additional earn-out consideration for the first earn-out period of the Miavita acquisition.  These payments were recorded as additional goodwill. Additional earn-out consideration may be payable in future periods based on a percentage of specified revenues from certain MiaVita customer agreements.

We used $10.0 million and $8.5 million in 2007 and 2006, respectively, for capital expenditures for continuing operations.  Capital expenditures for both periods related to the replacement and enhancement of computer information systems and to the replacement of medical devices used in our maternity management programs.  We expect to expend a total of approximately $14.0 million for capital items in 2007, including capital expenditures made in the first nine months.

In 2006, we used $434.7 million, net of cash acquired, in connection with the acquisition of CorSolutions.  We completed the acquisition on January 19, 2006, and results of operations of this business have been included in our consolidated results of operations effective January 1, 2006.  In September 2007, we received $1.6 million for a purchase price adjustment for the CorSolutions acquisition.  On September 1, 2006, we completed the sale of Facet for $121.6 million, net of $646 of cash transaction costs paid during the third quarter.

Financing Activities
Net cash provided by financing activities was $16.0 million and $321.0 million for the nine months ended September 30, 2007 and 2006, respectively.  During the second quarter of 2007, we borrowed $40.0 million under our Revolving Credit Facility (described below).  We repaid $27.9 million and $129.0 million of short-term indebtedness and capital lease obligations during the nine-month periods ended September 30, 2007 and 2006, respectively.  Our 2007 repayments include $22.0 million for prepayment on our Credit Facilities and $2.0 million to redeem our remaining outstanding unsecured 11% Senior Notes, $120 million of which had been redeemed in June 2004. During the third quarter of 2006, we made prepayments of $125.0 million toward the reduction of the Credit Facility, using $115.0 proceeds from the Facet divestiture and $10.0 million from operating cash flows.

We received $1.9 million and $3.5 million from participants under our stock purchase and stock option plans in the nine-month periods ended September 30, 2007 and 2006, respectively.

During 2006, we used proceeds of $444.0 million, net of debt issuance costs of $11.0 million, from our Credit Facilities described below to fund the acquisition of CorSolutions.

Our Credit Facilities, which mature on January 19, 2012, include a $485.0 million credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent.  Amounts borrowed under the Credit Facilities, as amended, accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement.  Interest rates for the Credit Facilities are reset quarterly. Amounts borrowed are fully and unconditionally guaranteed on a joint and several basis by substantially all of our subsidiaries. As of September 30, 2007, the outstanding balance under the Credit Facilities was $267.7 million, excluding the Revolving Credit Facility noted below.

The Credit Facilities also provide for a Revolving Credit Facility.  Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement.  On February 23, 2007, we entered into a third amendment to the Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million.  All other terms of the Credit Facilities, as amended, remain unchanged.  At September 30, 2007, $25.0 million was outstanding under the Revolving Credit Facility, and the available balance was $23.6 million.

The Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the Credit Facilities include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At September 30, 2007, we were in compliance with all covenants of the Credit Facilities.

In February and May 2006, we entered into two interest rate swap agreements totaling $200.0 million notional amount to hedge our exposure to fluctuations in interest rates related to the Credit Facilities.  The swap agreements had the economic effect of converting $200.0 million of our floating-rate debt under the Credit Facilities to fixed-rate debt.  Under the terms of the agreements, we will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.495% and 5.198%, respectively, at September 30, 2007). We reflected the interest rate swap agreements on the consolidated condensed balance sheet at a fair value of $1.8 million and $62,000 at September 30, 2007 and December 31, 2006, respectively, based upon the estimated amount we would pay upon settlement of the agreements taking into account interest rates on those dates.  For the three-month and nine-month periods ended September 30, 2007, we recognized net gains of $92,000 and $245,000, respectively, from the cash flow hedges.  We recognized a net gain of $74,000 and a net loss of $7,000 for the corresponding three-month and nine-month periods in 2006.  These amounts are included in Interest expense in the consolidated condensed statements of operations.

In August 2007, we entered into two additional interest rate swap agreements, each with notional amounts of $100.0 million.  These swap agreements are scheduled to become effective after the termination of the swaps noted above (February and May 2008). These agreements also have two-year terms, and have the economic effect of converting $200.0 million of floating-rate debt to fixed-rate debt.  We will pay the bank fixed base rates of 4.890% and 4.910%, respectively, under these swap arrangements, and the bank will pay us floating rates based on three-month LIBOR.

We believe that our cash, other liquid assets, operating cash flows and Credit Facilities, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least the next twelve months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated condensed financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. The following sets forth our future minimum payments required under our contractual obligations as of September 30, 2007 (in thousands):

	Payments Due by Year
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations (1)	$368,771	$50,060	$45,631	$273,080	$-
Capital lease obligations	38	38	-	-	-
Operating lease obligations	24,458	8,097	10,333	3,222	2,806
Other long-term obligations	4,557	743	2,709	1,105	-
	$397,824	$58,938	$58,673	$277,407	$2,806
(1)	Includes projected interest payments.

Principal and interest payments of $825,000 and $5.4 million, respectively, under the Credit Facilities are payable in the remaining three months of 2007.  Capital expenditures of approximately $14.0 million, including capital expenditures made in the first nine months, are estimated in 2007 as we continue to enhance our computer information systems.

As of September 30, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, except for our indemnification obligations related to potential breaches of the representations and warranties contained in the definitive agreement to sell Dia Real, which obligations are capped at $9.9 million.

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

Uncertainties

We are subject to various legal claims and actions incidental to our business and the businesses of our predecessors, including product liability claims and professional liability claims.  We maintain insurance, including insurance covering professional and product liability claims, with customary deductible amounts.  There can be no assurance, however, that (i) lawsuits will not be filed against us in the future, (ii) our prior experience with respect to the disposition of litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices, if at all, for incidents arising or claims made in the future.  There are no pending legal or governmental proceedings to which we are a party that we believe would, if adversely resolved, have a material adverse effect on our financial position or results of operations. For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that require management to make the most challenging, subjective or complex judgments, often because they must estimate the effect of matters that are inherently uncertain and may change in subsequent periods.  Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe our most critical accounting policies are described below:

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

Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements, or (ii) interim performance measurements indicate that we are not meeting performance targets.  If either of these two conditions exists, we record the amounts as Unearned revenues in the consolidated condensed balance sheets.  If we do not meet performance targets by the end of the operations period under the contract, we are contractually obligated to refund some or all of the at-risk fees. Historically, such adjustments have been immaterial to our financial condition and results of operations.

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

Goodwill and Identifiable Intangible Assets.  Goodwill represents the excess of cost over fair value of net assets acquired.  Goodwill arising from business combinations is accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of September 30, 2007, we reported goodwill and identifiable intangible assets at net carrying amounts of $495.5 million and $50.5 million, respectively. The total of $546.0 million represents approximately 79% of our total assets as of September 30, 2007.

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

The income tax expense for continuing operations was $10.8 million and $9.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  Reflected in each period were various non-deductible permanent differences between tax and financial reporting.  As of December 31, 2006, our remaining net operating loss carryforwards of $67.0 million, the tax effect of which is reflected as an asset on the balance sheet in Deferred income taxes, will be available to offset future taxable income liabilities.  Based on projections of taxable income in 2007 and future years, we believe that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets.  The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.  We expect to use approximately $21.7 million of our net operating loss carryforwards in 2007.

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

Share-Based Compensation.   On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) establishes standards for the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method. Changes in assumptions as to the employee forfeitures assumptions, expected stock option exercise terms and volatility could have a significant impact on the stock compensation fair value determinations. Additionally, our restricted stock awards are performance-based and service-based.  Expense for restricted stock awards is recognized using the tranche method (performance-based awards) or the straight line method (service-based awards) over the vesting period. The remaining unrecognized compensation costs for the performance-based restricted stock awards may vary each reporting period based on changes in the expected achievement of performance measures.

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

         Fair Value Option.  In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis with a few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements SFAS 159 are effective for our fiscal year beginning January 1, 2008.  We are currently assessing the potential impact of implementing this standard.  However, we do not expect the implementation to have a material adverse effect on our results of operations or financial position.

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

(xvi)	Increases in interest rates;
(xvii)	Changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment;
(xviii)	The availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures;
(xix)	Higher than anticipated costs of doing business that cannot be passed on to customers;
(xx)	Pricing pressures;
(xxi)	Information technology failures or obsolescence or the inability to effectively integrate new technologies;
(xxii)	The outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment;
(xxiii)	Competition for staff;
(xxiv)	Changes in estimated payments of earn-out consideration; and
(xxv)	The risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our primary interest rate risk relates to the Credit Facilities and our interest rate swap facilities.  In February 2006 and May 2006, we entered into interest rate swap agreements with notional amounts totaling $200.0 million with a bank under which we pay the bank fixed base rates of interest of 5.065% and 5.350%, respectively, and the bank pays us floating rates based on three-month LIBOR (5.495% and 5.198%, respectively, at September 30, 2007).  The agreements, which have a two-year term, have the economic effect of converting a portion of our floating rate debt to fixed rate debt.  Based upon the total amount outstanding at September 30, 2007, not covered by interest rate swaps, a hypothetical two percentage point increase in the interest rates for a duration of one year would result in additional interest expense of approximately $1.9 million.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

 Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007.  No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases.  However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company, including the Company’s consolidated subsidiaries, required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

(b)  Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2007, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                      Legal Proceedings

As noted in our Form 10-K for the fiscal year ended December 31, 2006, pursuant to the merger agreement pursuant to which we acquired CorSolutions, we pursued a claim before a contractually-designated settlement accountant for certain post-closing adjustments, including a $4.0 million claim relating to a liability resulting from CorSolutions’ pre-closing performance under a customer contract.  The existence of the $4.0 million liability had not been disclosed by the sellers.  On September 20, 2007, the settlement accountant awarded us $3.9 million related to the undisclosed liability described above.  That award was offset by $1.3 million related to certain payroll taxes arising from the deemed exercise of options by employees of the sellers who subsequently became employees of the Company, resulting in a net award of $2.6 million.  These amounts when included in the post-closing adjustment mechanism pursuant to the merger agreement resulted in the Company receiving $1.8 million, which included $199,000 of interest.

Item 1A.  Risk Factors

As of the date of the report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

Exhibit Number Description

3.1	Amended Bylaws of Matria Healthcare, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 24, 2007)

10.1	Matria Healthcare, Inc. Board of Directors Corporate Governance and Nominating Committee Charter, as amended July 24, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit

31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton

32.1	Section 1350 Certification by Parker H. Petit

32.2	Section 1350 Certification by Jeffrey L. Hinton

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

November 7, 2007	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer

/s/ Jeffrey L. Hinton
Jeffrey L. Hinton
Senior Vice President and
Chief Financial Officer