Form 10-K
period 2007-12-31
MATRIA HEALTHCARE INC
filed 2008-03-03
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 0-20619

MATRIA HEALTHCARE, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-2091331
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Parkway Place Marietta, Georgia	30067
(Address of principal executive offices)	(Zip Code)

(770) 767-4500
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share	Name of each exchange on which registered: Nasdaq Global Select Market
(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:         None                                                                                                           (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes                       No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes                       No   X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes    X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____                Accelerated filer    X       Non-accelerated filer ____    (Do not check if a smaller reporting company)               Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No X

As of June 30, 2007, the aggregate market value of common stock held by nonaffiliates was approximately $636,381,255, based upon the closing sale price for such date as reported on the Nasdaq Global Select Market.  As of February 20, 2008, there were 21,452,348 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

MATRIA HEALTHCARE, INC.
2007 FORM 10-K ANNUAL REPORT

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

Development of our Business.  We were incorporated on December 28, 2004, in connection with our predecessor registrant’s reorganization into a holding company structure.  The predecessor registrant was incorporated on October 4, 1995, in connection with the merger of Tokos Medical Corporation and Healthdyne Maternity Management, effective March 8, 1996.  Through that merger, Matria emerged as the country’s premier provider of high-risk maternity management services.  Subsequently, we decided to leverage the experience with patient assessment, education and patient monitoring we gained through our management of high-risk pregnancies by expanding our focus to include management of individuals with chronic diseases.  In furtherance of that strategy, we launched our respiratory disease management program in 1998.

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

Recent Developments.   On January 27, 2008, we entered into a definitive merger agreement with Inverness Medical Innovations, Inc. (“Inverness”), pursuant to which Inverness will acquire Matria.  At the effective time of the merger, by virtue of the merger and without any action on the part of the holders of any capital stock of Matria, each share of common stock of Matria issued and outstanding immediately prior to the effective time will be converted into the right to receive: (i) a portion of a share of Inverness convertible preferred stock having a stated value of $32.50 (the $400 liquidation value of a share of Inverness convertible preferred stock multiplied by 0.08125, which is the exchange ratio of the issuance of Inverness convertible preferred stock in the merger), and (ii) $6.50 in cash. The merger has been approved by the Boards of Directors of both companies.  The completion of the merger is subject to various closing conditions, including obtaining the approval of Matria shareholders and filings under the Hart-Scott-Rodino Antitrust Improvements Act and is expected to be completed in the second quarter of 2008.  Matria and Inverness will continue to operate separately until the transaction closes.  Inverness has filed a registration statement on Form S-4 with the Securities and Exchange Commission (the “SEC” or the “Commission”) in connection with the proposed merger, which includes additional information related to the proposed merger and Matria’s proxy statement and Inverness’s prospectus for the proposed transaction.

Our Business Today

Health Enhancement.  With the completion of the acquisition of CorSolutions in January 2006, we combined two of the leaders in our industry, and created what we believe is the industry’s most expansive health enhancement programs, services and capabilities across the full continuum of care. In the merger with CorSolutions, we acquired an expanded product line, a significant presence in the health plan market, a talented group of employees, new expertise, valuable customer relationships and several new facilities. We expended substantial effort  to integrate CorSolutions, Miavita and WinningHabits with our legacy businesses.

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

We emphasize a multidisciplinary approach to care that involves our clinicians working with the physicians that are treating the participants in our programs to oversee adherence to evidenced-based standards of care prescribed by the physician.  We focus on participants' self-management between visits to their physician, the improvement of participants’ compliance with their physicians’ care plans and the avoidance of controllable and costly events, such as emergency room visits and hospital admissions.  We believe that our programs, which were developed in accordance with national clinical standards, demonstrably reduce medical and healthcare-related costs and produce improved outcomes for our participants.  Our disease and condition management services include, but are not limited to:

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

Customers and Third-Party Payors.  We market our health enhancement services to self-insured employers, health plans (both commercial and governmental), pharmaceutical companies and physicians, through our employee sales force and channel partners.  In 2007, revenues from continuing operations were derived from the following types of customers and third-party payors: approximately 54% from health plans, 36% from employers, 7% from government payors and 3% from administrative services only (“ASO”) self-insured employer clients.

Billing and Revenue Recognition.  Our services are paid for primarily on the basis of (i) monthly fees for each employee or member enrolled in a health plan, (ii) each member identified with a particular chronic disease or condition under contract, (iii) each member enrolled in our programs, (iv) fee-for-service or (v) a fixed rate per case.  Billings for certain services occur in advance of services being performed.  Such amounts are recorded as Unearned revenues in the consolidated balance sheets. Such amounts are subsequently recognized as revenue as services are performed.

Some contracts provide that a portion of our fees are at-risk (i.e., refundable) if our programs do not achieve certain financial cost savings and clinical performance criteria. Revenues subject to refund are not recognized if (i) sufficient information is not available to calculate performance measurements; or (ii) interim performance measurements indicate that we are not meeting performance targets.  If either of these two conditions exists, we record the amounts as unearned revenue, which is included in Unearned revenues in the consolidated balance sheets.  These amounts are recognized as revenue when we establish that we have met the performance criteria.  Often, recognition of these revenues occurs in periods subsequent to the recognition of the associated costs.  Therefore, upon recognition, these revenues increase our operating profits on a dollar-for-dollar basis.  If we do not meet performance criteria, we are contractually obligated to refund some or all of the at-risk fees. Historically, such refunds have been immaterial to our financial condition and results of operations.

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

Certain of our clinicians, such as nurses, must comply with individual licensing requirements.  All of our clinicians who are subject to licensing requirements are licensed in the state in which they are physically present, such as the location of the call center from which they operate.  Due to state laws or regulations, some of our nurses are required to be licensed in more than one state.  In the future, multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines increasingly may require us to license more of our clinicians in more than one state.  New judicial decisions, agency interpretations or federal or state legislation or regulations could increase the requirement for multi-state licensing of a greater number of our clinical staff, which would increase our administrative costs.

Certain aspects of our health enhancement business are subject to unique licensing or permit requirements.  For example, many states require our subsidiary providing high-risk pregnancy management services to be licensed as a home health agency or durable medical equipment provider.  Also, many states require Quality Oncology, our cancer disease management subsidiary, to be licensed as a utilization review provider.  We may also be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs.  Some states have established Certificate of Need ("CON") programs regulating the expansion of healthcare operations.  The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect our business.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, governs electronic healthcare transactions and the privacy and security of medical records and other individually identifiable patient data.  Additionally, we are subject to various state laws and regulations related to the confidentiality and security of certain personal information.  Any failure to comply with HIPAA or relevant state laws and regulations could result in criminal penalties and civil sanctions.

Although a small component of our business relies on reimbursement by government payors, such as state Medicaid, that business is subject to particularly pervasive regulation by those agencies.  These regulations impose stringent requirements for provider participation in those programs and for reimbursement of products and services.  We are subject to periodic audits or investigation by the Centers for Medicare and Medicaid Services, or CMS, and/or its intermediaries, of our compliance with those requirements, and any deficiencies found may be extrapolated to cover a larger number of reimbursement claims.  Additionally, many applicable laws and regulations are aimed at curtailing fraudulent and abusive practices in relation to those programs.  These rules include the illegal remuneration provisions of the Social Security Act (sometimes referred to as the “Anti-Kickback” statute), which impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, whether directly or indirectly, in return for, or to induce, the referral of a patient covered by a federal healthcare program to a particular provider of healthcare products or services.  Related federal laws make it unlawful, in certain circumstances, for a physician to refer patients covered by federal healthcare programs to a healthcare entity with which the physician and/or the physician's family have a financial relationship.  Additionally, a large number of states have laws similar to the federal laws aimed at curtailing fraud and abuse and physician “self-referrals.”  These rules have been interpreted broadly such that any financial arrangement between a provider and potential referral source may be suspect.  While we believe our business arrangements are in compliance with these laws and regulations, the government could take a contrary position or could investigate our practices.

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

Employees.  As of December 31, 2007, we employed a total of 1,803 regular full-time and 65 regular part-time employees in our continuing operations.  Also, the health enhancement business employed an additional 844 part-time clinical employees to provide, among other things, patient training and back-up support on an “as needed” basis.  None of these employees is represented by a union, and we consider our relationship with our employees to be good.

Discontinued Operations.  On June 30, 2004, the Company completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our former domestic direct-to-consumer pharmacy and supplies business and discontinued the related lab business.  In December 2005, we announced our strategic plan to divest Facet and Dia Real, and we completed the sale of Facet on September 1, 2006, and closed the sale of Dia Real on October 17, 2006.   As a result of these divestitures, the accompanying consolidated financial statements reflect the operations of these divisions as discontinued operations for all periods presented.

Available Information.

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be made available free of charge on or through our website at www.matria.com as soon as reasonably practicable after the reports are filed with, or furnished to, the SEC.  Matria’s Corporate Governance Guidelines and Code of Conduct were filed as exhibits to previous Exchange Act reports filed with the SEC and are available on our website.  Any waivers of the Guidelines or Code will be disclosed in an SEC filing on Form 8-K.

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
Some of our existing disease management agreements contain savings or other guarantees, which typically provide that we will repay all or some of our fees if the payor’s cost savings as a result of our disease and condition management and wellness programs do not meet expectations or if other quality performance measures are not met.  There is no guarantee that we will accurately forecast cost savings and clinical outcome improvements under our disease and condition management and wellness agreements or meet the performance criteria necessary to avoid repayment of fees under the agreements.  Additionally, untimely, incomplete or inaccurate data from our customers or their vendors, or flawed analysis of such data, could have a material adverse impact on our ability to recognize revenues.

Our operating results have fluctuated in the past and could fluctuate in the future.

Our operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.  These factors include, but are not limited to:

•	the impact of substantial divestitures and acquisitions;
•	the loss or addition of customers and referral sources;
•	investments required to support growth and expansion;
•	changes in the mix of our products and customers;
•	changes in healthcare reimbursement policies and amounts;
•	length of sales cycle and implementation process for new disease management customers;
•	increases in costs of revenues and operating expenses;
•	recognition of deferred revenues;
•	incurrence of performance penalties;
•	increases in selling, general and administrative expenses;
•	increased or more effective competition; and
•	regulatory changes.

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

Our proposed merger with Inverness may not be consummated or may be delayed, which may adversely affect our anticipated results of operations and financial condition, or both.

In January 2008, we announced that we had signed a definitive merger agreement with Inverness pursuant to which Inverness would acquire Matria. The merger is expected to close in the second quarter of 2008, subject to the satisfaction of customary closing conditions, including the receipt of regulatory and Matria shareholder approvals to the merger. There can be no assurance that all of these conditions will be satisfied. If these conditions are not satisfied or waived, we may be unable to complete the merger.

Upon completion of the merger, each share of common stock of Matria issued and outstanding immediately prior to the effective time will be converted into the right to receive: (i) a portion of a share of Inverness convertible preferred stock having a stated value of $32.50, and (ii) $6.50 in cash. The value of Inverness common stock might decline prior to the completion of the merger or at any time thereafter. Inverness Series B preferred stock is convertible into Inverness common stock under certain limited circumstances. As a result, the value of the Series B preferred stock is affected by, among other things, fluctuations in the price of Inverness common stock. Accordingly, if the price of Inverness common stock declines prior to the completion of the merger, the value of the Series B preferred stock to be received by Matria stockholders in the merger will decrease as compared to the value on the date the merger was announced. As of the date hereof, the price of Inverness common stock has declined approximately 43% relative to the price on the day of the merger agreement.

As is typical with change of control transactions, Matria employees may experience uncertainty about their future role with the combined company. These employees may leave the Company prior to or after the closing of the merger. This may adversely affect our performance and customer relationships.  This uncertainty also may adversely affect the Company’s ability to attract and retain key management, sales, marketing, technical and other personnel, pending the closing of the merger. Similarly, Matria’s customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by the Company’s customers could harm the business of the Company in the short-term, and the combined company in the long-term.

If the merger is not completed, the price of the Company common stock may decline to the extent that the current market price of the Company reflects a market assumption that the merger will be completed. The management team would have been distracted from running the business and the Company will incur significant costs related to the merger, such as legal, accounting and some of the fees and expenses of their financial advisors, some of which costs must be paid even if the merger is not completed.

Although the Company and Inverness intend that the merger will result in benefits to the combined company, those benefits may not be realized. The integration of the companies will be a complex, time consuming and expensive process and may disrupt the companies’ businesses, if not completed in an efficient manner.  Failure to realize the expected benefits and/or disruption to the Company’s business could materially harm the business and operating results of the combined company.

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
Like other participants in the healthcare market, we are subject to lawsuits alleging negligence or other similar legal theories, many of which involve large claims and significant defense costs.  Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of our management.  Although we currently maintain liability insurance intended to cover such claims, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by insurance.  In addition, these insurance policies must be renewed annually.  Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, if at all.  A successful claim in excess of the insurance coverage could have a material adverse effect on our results of operations or financial condition.

If we do not manage our growth successfully, our growth and profitability may slow, decline or stop.
If we do not manage our growth successfully, our growth and profitability may slow, decline or stop.  We have expanded our operations rapidly in recent years.  This expansion has created significant demands on our administrative, operational and financial personnel and other resources.  Additional expansion in existing or new markets could strain our resources and increase our need for capital.  Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion.  In addition, because our business strategy emphasizes growth, the failure to achieve our stated growth objectives or the growth expectations of investors could cause our stock price to decline.

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
Our acquisitions have resulted in the recognition of intangible assets, primarily goodwill.  Goodwill, which represents the excess of cost over the fair value of net assets of businesses acquired, and other intangible assets was approximately $543.5 million, net of amortization, at December 31, 2007, representing approximately 79% of our total assets.  On an ongoing basis, we will make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case a charge to earnings may be necessary.  Any future determinations requiring an asset impairment of a significant portion of intangible assets could materially affect our results of operations for the period in which the adjustment occurs.

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

Although no customer accounts for more than 10% of our revenues, the recent expansion of our large health plan customer base in our disease and condition management business has created greater revenue concentration.  Consolidation in the health plan industry may cause us to lose business if one of our health plan customers is acquired by another health plan that has its own health enhancement solution or if one of our existing health plan customers internally develops or acquires a health enhancement solution.  Loss of one or more of these customers or their inability or refusal to pay for our services, whatever the reason, could materially and adversely affect our results of operations, cash flows and financial condition.  Additionally, a reduction in the number of covered lives enrolled with our health plan customers or a reduction in the scope of their programs could adversely affect our results of operations.

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

As of December 31, 2007, our total outstanding long-term debt, including current installments, was approximately $283 million, and we had approximately $39 million of additional available borrowings under our credit facilities. Our substantial indebtedness could have a material adverse effect on our financial condition by, among other things:

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

Item 1B.  Unresolved Staff Comments.
Not applicable.

Item 2.  Properties
Our principal executive and administrative offices are located at 1850 Parkway Place, Marietta, Georgia, and total approximately 95,500 square feet.  The facility is leased through February 28, 2010.

In 2007, our wellness and disease management businesses had eight locations, with main care centers in Marietta, Georgia and Sunrise, Florida.  The eight locations, which include the CorSolutions’ locations described herein, total approximately 145,700 square feet and have lease terms expiring on various dates through June 2011.  CorSolutions has four locations with its principal offices located in Rosemont, a suburb of Chicago, Illinois, and three call centers in Florida, Pennsylvania and Arizona.  These facilities total approximately 77,000 square feet with lease terms expiring on various dates from 2009 to 2015.  Our high-risk pregnancy management services are provided through a network of 38 patient service centers.  These patient service centers are typically located in suburban office parks and range between 250 and 5,800 square feet of space, with an average of approximately 1,500 square feet.  Total square footage for these facilities is approximately 54,000 square feet.  These facilities are leased for terms expiring on various dates through 2010.  Additionally, we lease approximately 10,400 square feet under a lease expiring September 2011 for this business’s customer support center.

These facilities are generally in good condition, and we believe that they are adequate for and suitable to our requirements.

Item 3.  Legal Proceedings
In connection with our acquisition of CorSolutions, we are pursuing a claim for fraudulent misrepresentation and concealment before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount.  There is no assurance that we will prevail in this proceeding.

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

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

 Special Item.  Executive Officers of the Company

The following sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position with the Company
Parker H. Petit	68	Chairman of the Board and Chief Executive Officer
Thomas D. Underwood	49	President and Chief Operating Officer
Richard M. Hassett, M.D.	52	Former President and Chief Operating Officer
Yvonne V. Scoggins	58	Senior Vice President – Business Analysis
Roberta L. McCaw	52	Senior Vice President, General Counsel and Secretary
Thornton A. Kuntz, Jr.	54	Senior Vice President and Chief Administrative Officer
Jeffrey L. Hinton	44	Senior Vice President and Chief Financial Officer

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

Mr. Underwood has served as President and Chief Operating Officer since January 29, 2008.  Mr. Underwood previously served as Executive Vice President of Technology since June 2007. Prior to joining the Company, Mr. Underwood served in various positions at First Consulting Group from February 2003 to June 2007, including President-Software Services, Executive Vice President-Healthcare and, most recently, President-Global Services. Mr. Underwood served as President and Chief Executive Officer of Paragon Solutions from January 2000 until February 2003.

Dr. Hassett served as President and Chief Operating Officer from November 7, 2005, to January 29, 2008, and was a member of the Board of Directors from May 31, 2006, through February 26, 2008.  He previously served as Executive Vice President and Chief Strategic Officer of the Company from November 14, 2004, to November 6, 2005.  From August 2002 to April 2004, Dr. Hassett was Chief Executive Officer and served on the board of Coordinated Care Solutions, a provider of medical care management services, and from September 2000 to July 2002, he was President and Chief Executive Officer and served on the board of Vivra Asthma & Allergy, Inc., a specialty disease management company.  Dr. Hassett previously held executive positions with Accordant Health Services, a healthcare services and technology company from 1997 to August 2000, last serving as Executive Vice President and Chief Medical Officer and as a member of the board.

Ms. Scoggins has served as Senior Vice President – Business Analysis since October 20, 2006, and previously was appointed Senior Vice President – Corporate Finance of the Company from February 22, 2006, to October 20, 2006.  She previously served as Vice President - Corporate Finance from July 22, 2004,to February 21, 2006.  She was Vice President – Financial Planning and Analysis from February 28, 2001, to July 22, 2004, and previously was Vice President, Treasurer and Chief Accounting Officer of the Company from December 15, 1997, to February 28, 2001, and also Vice President and Controller from March 8, 1996 to December 15, 1997.  Prior thereto, she was Vice President and Controller of Healthdyne from May 1995 to March 8, 1996; Vice President – Planning and Analysis of Healthdyne from May 1993 to May 1995; and Vice President and Chief Financial Officer of Home Nutritional Services, Inc., a former majority owned subsidiary of Healthdyne, from February 1990 to April 1993.

Ms. McCaw was appointed Senior Vice President, General Counsel and Secretary of the Company on February 22, 2006.  She previously served as Vice President – Legal, General Counsel and Secretary from April 23, 1998, to February 21, 2006.  She was Assistant General Counsel and Assistant Secretary of the Company

 from December 15, 1997, to April 23, 1998, and Assistant General Counsel from July 1996, to December 1997.  Prior thereto, Ms. McCaw was a partner at Tyler, Cooper & Alcorn, a Connecticut-based law firm, from January 1990, to July 1996.

Mr. Kuntz was appointed Senior Vice President and Chief Administrative Officer of the Company on February 22, 2006.  He previously served as Vice President – Administration from February 24, 1998, to February 21, 2006, and Vice President – Human Resources of the Company from March 8, 1996, to February 24, 1998.  Prior thereto, he served as Vice President – Administration of Healthdyne from August 1992, to March 1996.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Market Information.  Matria’s common stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MATR.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices of Matria’s common stock as quoted on NASDAQ from January 1, 2006, through December 31, 2007:

Quarter	Low	High
2006
First	$32.70	$45.00
Second	$19.77	$38.21
Third	$21.00	$27.98
Fourth	$25.10	$30.41

2007
First	$24.27	$28.98
Second	$25.56	$32.49
Third	$23.80	$31.60
Fourth	$20.62	$29.17

(b)  Holders.  The approximate number of stockholders of the Company as of February 29, 2008, was 1,900 holders of record and approximately 7,000 beneficial holders.

(c)  Dividends.  Matria has not paid any cash dividends with respect to its common stock and does not intend to declare any dividends in the near future.  The Company’s credit facilities contain covenants restricting the payment of dividends on and repurchases of the Company’s common stock.

(d)  Purchases of Equity Securities.  During the fourth quarter of 2007, Matria did not repurchase any of its outstanding equity securities.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data with respect to the Company’s operations.  The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto.  The statement of operations data for each of the five years ended December 31, 2007, and the related balance sheet data have been derived from the audited consolidated financial statements (in thousands, except per share data).

	Years Ended December 31,
	2007	2006	2005	2004		2003
Consolidated statements of operations data: (1)
Revenues from continuing operations	$352,235	$336,139	$179,231	$145,087		$123,196
Earnings (loss) from continuing operations	21,065	18,475	4,014	(20,077)	(2)	(8,505)

Earnings (loss) from continuing operations per share:
Basic	$0.99	$0.88	$0.21	$(1.29)		$(0.56)
Diluted	0.96	0.85	0.20	(1.29)		(0.56)

	December 31,
	2007	2006	2005	2004		2003
Consolidated balance sheet data:
Total assets	$686,238	$711,373	$323,207	$307,392		$333,482
Long-term debt, excluding current installments	238,688	275,938	2,099	85,751		121,005

(1) Consolidated statements of operations data includes the results from the following acquisitions: CorSolutions Medical, Inc. effective January 1, 2006; WinningHabits, Inc. effective October 1, 2005; and Miavita LLC effective April 1, 2005.

(2) Includes a charge of $22.9 million, or $14.1 million net of taxes, resulting from the retirement of $120 million in aggregate principal amount of the Company's 11% Senior Notes.

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

On October 1, 2005, we completed the acquisition of WinningHabits, Inc. (“WinningHabits”), a premier provider of corporate wellness programs.  On April 1, 2005, we completed the acquisition of the business and assets of Miavita LLC (“Miavita”), a leading provider of on-line health and wellness programs.  Results of operations of these businesses were included in the results of operations from the respective acquisition dates.

During the third and fourth quarters of 2006, we completed the divestitures of Facet Technologies LLC (“Facet”) and our foreign diabetes service operations in Germany (“Dia Real”), respectively.  We made the strategic decision to divest Facet and Dia Real in the fourth quarter of 2005. On June 30, 2004, we completed the sale of substantially all of the assets, excluding trade and certain other receivables, of our domestic direct-to-consumer pharmacy and supplies business.  In the accompanying consolidated financial statements, the results of operations of these businesses are included in discontinued operations for all periods presented.

Financial and Performance Highlights of 2007

For the year ended December 31, 2007, we reported $352.2 million in net revenues, a growth of 4.8% over the year ended December 31, 2006.  We also reported $21.1 million of earnings from continuing operations, a growth of 14.1%, compared to $18.5 million earnings from continuing operations for the year ended December 31, 2006. Our diluted earnings per share from continuing operations increased to $0.96 per common share, compared to $0.85 per common share in 2006.

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

Results of Operations
The following table summarizes key components in our financial statements for continuing operations expressed as a percentage of revenues.

	Years Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	30.5%	32.7%	40.7%
Gross margin	69.5%	67.3%	59.3%
Selling and administrative expenses	49.6%	47.3%	52.6%
Provision for doubtful accounts	1.5%	1.2%	1.9%
Amortization of intangible assets	2.0%	2.1%	0.2%
Operating earnings	16.4%	16.6%	4.5%
Interest expense, net	6.3%	7.7%	0.9%
Other income, net	0.1%	0.4%	0.1%
Earnings from continuing operations before income taxes	10.1%	9.3%	3.8%
Income tax expense	4.1%	3.8%	1.5%
Earnings from continuing operations	6.0%	5.5%	2.2%

2007 Compared to 2006
Revenues increased by $16.1 million, or 4.8%, to $352.2 million for the year ended December 31, 2007, from $336.1 million for 2006. The increases were due primarily to the implementation of new and expanded disease management and wellness contracts, net of attrition, and the favorable impact of achieving certain performance targets. Disease and condition management program revenues increased $9.4 million, or 4.5%, to $218.6 million for the year ended December 31, 2007. Wellness program revenues increased $8.3 million, or 42.9%, to $27.8 million in 2007 from $19.4 million in 2006. Maternity management program revenues decreased $1.6 million, or 1.5%, to $105.9 million for the year ended December 31, 2007, primarily due to decreased preterm labor management revenues resulting from a decline in census and patient days, partially offset by higher revenues from our MaternaLink® services.

Cost of revenues consists primarily of clinical labor and supplies related to the provision of services. Cost of revenues as a percentage of revenues decreased to 30.5% for the twelve-month period ended December 31, 2007, from 32.7% in 2006.  This decrease was primarily due to (i) an increase in our high-margin disease management and wellness revenues, and (ii) the availability of a lower cost generic drug for Zofran, which is used for nausea and vomiting in our maternity management services. These decreases in cost of revenues as a percentage of revenue were partially offset by increases in cost as a percentage of revenues for certain clinical services for preterm labor management.

Selling and administrative expenses increased $15.6 million, or 9.8%, to $174.6 million for the year ended December 31, 2007, from $159.0 million in 2006. Our costs for salaries and other personnel-related expenses increased $9.4 million due primarily to additional costs in our information technology area.  Depreciation and amortization expense increased $1.7 million as a result of our increased technology investments. Share-based compensation expense increased $4.9 million due to an increase in expense related to our restricted stock awards, which are performance-based and service-based and have shorter vesting periods than certain stock options with grants dating back to 2003 that have expense continuing into 2007 and 2008.  Selling and administrative expenses as a percentage of revenues increased to 49.6% in 2007 from 47.3% in 2006.

The provision for doubtful accounts as a percentage of revenues was 1.5% for the year ended December 31, 2007, compared to 1.2% in 2006.  The provision, which is recorded primarily for our maternity management program revenues, is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors. The percentage increase results from an increase in bad debts for our disease and condition management and wellness revenues.

We recorded $7.1 million expense in both 2007 and 2006 from the amortization of intangible assets.  The amortization expense results from our acquisitions of CorSolutions in 2006 and WinningHabits and Miavita in 2005.

Interest expense decreased $3.7 million to $23.9 million in 2007, from $27.6 million in 2006 due primarily to lower interest rates due to refinancing the Second Lien Facility of our Credit Facilities, combined with a lower outstanding balance of our Credit Facilities, which we entered into in January 2006 in conjunction with our acquisition of CorSolutions. In November 2006, we amended the terms of our Credit Facilities, effectively reducing the interest rate on certain outstanding indebtedness to LIBOR plus 2.0%, a 475 basis point reduction. In 2006, we allocated $9.8 million of interest expense and amortization expense of deferred financing fees related to the Credit Facilities to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”).  EITF 87-24 states that interest on debt that must be repaid when the disposal of discontinued operations occurs should be allocated to discontinued operations.  In accordance with the terms of the Credit Facilities, we used the net proceeds from the sales of Facet in the third quarter of 2006 and Dia Real in the fourth quarter of 2006 to repay a portion of the outstanding indebtedness. The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.24% and 9.29% for the years ended December 31, 2007 and 2006, respectively.

Other income, net, decreased to $227,000 in 2007 from $1.3 million in 2006.  In 2006, we recorded a $741,000 gain from the settlement of the forward exchange agreement we entered into with a bank to eliminate the potential impact of foreign exchange fluctuations on the U.S. dollar equivalent of the expected euro proceeds from the sale of Dia Real. Under the terms of the agreement, we sold €26.0 million at the forward rate and received approximately $33.4 million on the settlement date. We reported the forward exchange agreement at fair value until settled in October 2006. Other income also includes collections of notes and receivables that were previously written-off, royalties and other miscellaneous items in both periods.

Income tax expense was $14.5 million and $12.8 million for the twelve months ended December 31, 2007 and 2006, respectively.  Our effective income tax rates were 40.8% in 2007 and 40.9% in 2006. The effective income tax rate is higher than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes.  Cash outflows for income taxes for continuing and discontinued operations in 2007 and 2006 were $3.7 million and $6.7 million, respectively, comprised of federal alternative minimum taxes, state income taxes and, in 2006, foreign taxes.  As of December 31, 2007, our remaining net operating loss carryforwards were $47.8 million, which we expect will be available to offset future taxable income, subject to certain limitations. We expect to use approximately $21.6 million of our net operating loss carryforwards in 2008.

Discontinued operations in 2007 and 2006 include the operations of Facet and Dia Real. The loss from discontinued operations for the year ended December 31, 2007, was $86,000, net of tax, compared to earnings of $5.3 million in 2006.  In 2007, we recorded a credit of $896,000 to Gain on disposal of discontinued operations, which related primarily to the increased utilization of foreign tax credits in our 2006 federal tax return.  We also recorded $447,000 of tax expense for an increase in the liability for the tax benefits recognized which may not be sustained as a result of our adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  Discontinued operations in 2006 include a pre-tax charge of $9.8 million for the allocation of interest and deferred financing fees related to the Credit Facilities.  On September 1, 2006, we completed the sale of Facet for net cash proceeds of $121.9 million and recorded a gain on the sale of $26.6 million, or $23.9 million, net of income taxes. We wrote-off $76.2 million of goodwill and recorded $541,000 for unamortized share-based compensation expense resulting from the accelerated vesting of options granted to the Facet employees. On October 17, 2006, we completed the sale of Dia Real for net cash proceeds of $33.3 million.  The gain on the sale was $9.1 million, or $5.0 million net of income taxes, and included charges of $3.6 million for net goodwill and intangibles and $67,000 for unamortized share-based compensation. The net proceeds from these divestitures were used to repay a portion of the outstanding indebtedness under our First Lien Credit Facility (see below).

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

Cost of revenues, which consists primarily of clinical labor and supplies related to the provision of services, as a percentage of revenues decreased to 32.7% for the year ended December 31, 2006, from 40.7% in 2005.  This decrease was primarily due to the growth in the disease management and wellness program revenues and improved margins from these programs resulting from the leveraging impact of higher revenues.

Selling and administrative expenses increased $64.7 million to $159.0 million for the year ended December 31, 2006, compared to $94.3 million in 2005. We incurred increased costs as a result of our 2005 and 2006 acquisitions, primarily for salaries and other personnel-related expenses and increased depreciation and amortization expenses related to our technology investments. Also included in our 2006 expense is approximately $7.0 million of share-based compensation associated with the adoption of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”).  As a percentage of revenues, selling and administrative expenses decreased to 47.3% in 2006, compared to 52.6% in 2005, primarily due to the leveraging impact of higher revenues and the synergies realized from the integration of the CorSolutions acquisition in 2006.

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

Interest expense, net, increased to $26.0 million in 2006 from $1.6 million in 2005.  This increase was primarily the result of the Credit Facilities we entered into in January 2006 in conjunction with our acquisition of CorSolutions (discussed below under “Liquidity and Capital Resources – Financing Activities”). In 2006, we allocated $9.8 million of interest expense and amortization expense of deferred financing fees related to the Credit Facilities to discontinued operations in accordance with EITF 87-24 as noted above.  The weighted average interest rates, including amortization of debt discount and expense and net gains from interest rate swap transactions, on all outstanding indebtedness were 9.29% and 6.80% for years ended December 31, 2006 and 2005, respectively.

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

Income tax expense for the year ended December 31, 2006, reflects a higher effective tax rate than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes.  Our effective income tax rates were 40.9% in 2006 and 40.5% in 2005. The effective income tax rate is higher than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes.  Cash outflows for income taxes for continuing and discontinued operations in 2006 and 2005 were $6.7 million and $4.0 million, respectively, comprised of foreign, federal alternative minimum taxes and state income taxes.

Earnings (loss) from discontinued operations for the years ended December 31, 2006 and 2005, include the operations of Facet, Dia Real and our domestic direct to consumer pharmacy and supplies business (sold on June 30, 2004).  Earnings from discontinued operations were $5.3 million, net of tax, in 2006 compared to $9.9 million in 2005.  Discontinued operations in 2006 include a pre-tax expense of $9.8 million for the allocation of interest and deferred financing fees to Facet and Dia Real related to the Credit Facilities as described above; $1.1 million of this amount was charged to the gain on disposal of discontinued operations.  In 2005, we recorded a $10 million pre-tax charge for the settlement of the qui tam claims related to our pharmacy and supplies business.  The purchaser of the pharmacy and supplies business did not assume the liability for these claims. Our earnings from discontinued operations in 2005 also include a $2 million charge for the write-off of the remaining accounts receivable of our pharmacy and supplies business, which we retained after the sale.  The collection efforts for these receivables were outsourced to a third party in the first quarter of 2005.

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

Liquidity and Capital Resources
Operating Activities

As of December 31, 2007, we had cash and cash equivalents of $19.5 million.  Net cash from  continuing operations provided $60.7 million in 2007, compared to $27.4 million in 2006 and $5.0 million in 2005.  In 2007, we had an increase in earnings from continuing operations and increases in non-cash charges for depreciation and amortization, provision for doubtful accounts and share-based compensation.  Also in 2007, the change in accounts receivable provided $1.8 million as compared to a use of cash of $7.9 million in 2006 and $8.1 million in 2005.  Days’ sales outstanding, or DSO, improved to 47 days in 2007, from 54 days and 63 days at December 31, 2006 and 2005, respectively. Though revenue increased year-over-year, the decline in DSO reflects the continuing improvement in receivables management.  In 2006, accrued and other liabilities used cash for the payment of transaction-related expenses incurred in the CorSolutions acquisition.

Cash flows from discontinued operations were $(1.4) million, $(3.1) million and $20.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in discontinued operations in 2007 is driven primarily by the payment of certain expenses related to the sale of Facet and Dia Real.  In 2006, cash flows used in discontinued operations included a $10.0 million settlement payment, net of $150,000 insurance reimbursement, for the two qui tam actions filed against the Company and its former subsidiary, Diabetes Self Care, Inc.  This charge was included in earnings from discontinued operations for the year ended December 31, 2005.  The 2006 period also reflects the allocation of $9.8 million in interest expense (before taxes) discussed above.

Investing Activities

Net cash used in investing activities totaled $60.2 million, $299.4 million and $28.9 million in 2007, 2006 and 2005, respectively. The increase in net cash used in investing activities is driven primarily by our acquisition and divestiture activities. The results of operations of our acquired businesses have been included in our consolidated statements of operations since their respective acquisition dates.

On January 19, 2006, we completed the acquisition of CorSolutions for a cash payment of $434.7 million, net of cash acquired.  Pursuant to the CorSolutions’ merger agreement, we pursued a claim before a contractually-designated settlement accountant for certain post-closing adjustments, including a $4.0 million claim relating to a liability resulting from CorSolutions’ pre-closing performance under a customer contract.  On September 20, 2007, the settlement accountant awarded us $3.9 million related to the undisclosed liability described above.  That award was offset by $1.3 million related to certain payroll taxes arising from the deemed exercise of options by employees of the sellers who subsequently became employees of the Company, resulting in a net award of $2.6 million.  These amounts, when included in the post-closing adjustment mechanism pursuant to the merger agreement, resulted in the Company receiving $1.6 million plus $199,000 of interest. As a result, the purchase price consideration, excluding cash acquired, was decreased by $1.6 million. We also decreased goodwill by $1.6 million in 2007 for the consideration received as a result of this adjustment.

Additionally in 2006, we successfully completed the divestitures of Facet on September 1, 2006, for cash proceeds of $119.8 million, net of transaction costs, and Dia Real on October 19, 2006, for cash proceeds of $30.5 million, net of transaction costs.

 In 2005, cash used in investing activities included $19.7 million for the acquisition of two businesses. On April 1, 2005, we acquired the business and assets of Miavita for a net cash payment of $4.8 million, with additional amounts to be paid in future periods under an earn-out agreement.  On October 1, 2005, we acquired the business of WinningHabits for a net cash payment of $14.9 million, with additional amounts to be paid in 2007 under an earn-out agreement.  In May 2006, we paid $1.7 million of additional consideration for the first earn-out period of Miavita acquisition as a result of certain operating milestones being achieved. During the second quarter of 2007, we paid a total of $50.7 million of additional earn-out consideration for the acquisitions of Miavita ($22.0 million) and WinningHabits ($28.7 million).  These payments were recorded as additional goodwill.  For the Miavita acquisition, additional consideration may be payable in future periods through 2010 based on a percentage of specified revenues from certain Miavita customer agreements. We estimate the additional consideration payable to be less than $500,000.

We used $12.5 million in 2007, $13.1 million in 2006 and $11.1 million in 2005 for capital expenditures for continuing operations.  These investments in our property and equipment relate primarily to the replacement and enhancement of computer information systems and to the replacement of medical devices used in our maternity management programs.  Discontinued operations’ capital expenditures of $379,000 in 2006 and $1.5 million in 2005 relate primarily to purchases of machinery and equipment and computer information systems.

Financing Activities

Net cash provided by (used in) financing activities was $547,000, $271.7 million and $(8.2) million for 2007, 2006 and 2005, respectively.

During 2007, our borrowings included $40.0 million under our Revolving Credit Facility (described below).  We repaid $44.2 million of short-term indebtedness and capital lease obligations during the twelve-month period ended December 31, 2007.  Our 2007 repayments include $10.3 million for our Credit Facilities, $30.0 million for the Revolving Credit Facility and $2.0 million to redeem our remaining outstanding unsecured 11% Senior Notes, $120 million of which had been redeemed in June 2004. During the third quarter of 2006, we made prepayments of $125.0 million toward the reduction of the Credit Facility, using $115.0 proceeds from the Facet divestiture and $10.0 million from operating cash flows.

During 2006, we used proceeds of $444.0 million, net of debt issuance costs of $11.0 million, from our Credit Facilities to fund the acquisition of CorSolutions on January 19, 2006.

The Credit Facilities consist of term loans and revolving credit loans pursuant to a credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent. The Credit Facilities, as amended, provide for borrowings of up to an aggregate of $485 million and were divided between a First Lien Credit Facility and a Second Lien Credit Facility.  The Credit Facilities replaced our previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination.

The Credit Facilities mature on January 19, 2012. Amounts borrowed under the Credit Facilities, as amended, accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement.  Interest rates for the Credit Facilities are reset quarterly. Amounts borrowed are fully and unconditionally guaranteed on a joint and several basis by substantially all of our subsidiaries. As of December 31, 2007, the outstanding balance under the Credit Facilities was $266.9 million, excluding the Revolving Credit Facility noted below.

The Credit Facilities also provide for a Revolving Credit Facility.  Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement.  At December 31, 2007, $10.0 million was outstanding under the Revolving Credit Facility, and the available balance was $38.6 million.

In November 2006, we amended the terms of the Credit Facilities.  Under the amended agreement, the First Lien Credit Facility was increased by $65.0 million, the proceeds of which were used to prepay the Second Lien Credit Facility.  Borrowings under the First Lien Credit Facility bore interest at LIBOR plus 2.00%, a 475 basis point reduction from the Second Lien Credit Facility.  All the other terms and conditions of the Credit Agreement (other than those relating to the increased amount of the First Lien Credit Facility and those that are no longer applicable because they relate solely to the Second Lien Credit Facility) remain unchanged.  We incurred fees and expenses of approximately $1.7 million, which were recorded as deferred financing costs and are being amortized over the term of the First Lien Credit Facility (January 2012).  On February 23, 2007, we entered into a third amendment to the Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million.  All other terms of the Credit Facilities, as amended, remain unchanged.

The Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the Credit Facilities include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At December 31, 2007, we were in compliance with all covenants of the Credit Facilities.

In February and May 2006, we entered into two interest rate swap agreements totaling $200.0 million notional amount to hedge our exposure to fluctuations in interest rates related to the Credit Facilities.  The swap agreements had the economic effect of converting $200.0 million of our floating-rate debt under the Credit Facilities to fixed-rate debt.  Under the terms of the agreements, we will pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.015% and 4.830%, respectively, at December 31, 2007).  In August 2007, we entered into two additional interest rate swap agreements, each with notional amounts of $100.0 million.  These swap agreements are scheduled to become effective after the termination of the swaps noted above (February and May 2008). These agreements also have two-year terms, and have the economic effect of converting $200.0 million of floating-rate debt to fixed-rate debt.  We will pay the bank fixed base rates of 4.890% and 4.910%, respectively, under these swap arrangements, and the bank will pay us floating rates based on three-month LIBOR.

We reflected the interest rate swap agreements on the consolidated balance sheet at a fair value of $5.1 million and $62,000 at December 31, 2007 and 2006, respectively, based upon the estimated amount we would pay upon settlement of the agreements taking into account interest rates on those dates.  For the years ended December 31, 2007 and 2006, we recognized net gains of $264,000 and $79,000, respectively, from the cash flow hedges. These amounts are included in Interest expense in the consolidated statements of operations.
.
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

On April 27, 2005, we issued a notice of our intention to redeem $86.3 million in aggregate principal amount of 4.875% convertible senior subordinated notes on May 27, 2005.  In response to the redemption notice, all noteholders converted their notes into shares of the Company’s common stock prior to the redemption date, and the Company issued approximately 4.4 million shares of common stock ($19.61 per share).  In addition, the redemption also required us to make a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009.  We paid the noteholders the “make-whole payment” totaling $15.5 million ($3.52 per share), which included $294,000 of accrued but unpaid interest. The “make-whole payment,” excluding the accrued but unpaid interest, was accounted for in accordance with SFAS No. 84, Induced Conversion of Convertible Debt.  Since the conversion was pursuant to the original conversion terms and no inducement was made to the noteholders, no loss was recognized with respect to the “make-whole payment,” excluding the accrued but unpaid interest, or the shares issued.

We received $2.6 million, $6.0 million and $7.3 million from participants under our stock purchase and stock option plans in 2007, 2006 and 2005, respectively.

We believe that our cash, other liquid assets, operating cash flows and Credit Facilities, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through the remainder of 2008.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations that are appropriately recorded as liabilities in our consolidated financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. The following sets forth our future minimum payments required under contractual obligations as of December 31, 2007 (in thousands):

		Payments Due by Year
		Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations	(1)	$335,224	$31,169	$38,784	$265,271	$-
Capital lease obligations		23	23	-	-	-
Operating lease obligations		23,366	8,059	9,906	2,945	2,456
Other long-term obligations		4,076	1,697	2,379	-	-
		$362,689	$40,948	$51,069	$268,216	$2,456

(1)	Includes projected interest payments.

Scheduled principal and interest payments of $13.3 million and $17.2 million, respectively, under the Credit Facilities and Revolving Credit Facilites are payable in 2008.  We intend to make voluntary, unscheduled payments of $30.0 million in 2008.  Capital expenditures of approximately $12.0 million are estimated in 2008 as we continue to enhance our computer information systems.

As of December 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, except for our indemnification obligations related to potential breaches of the representations and warranties contained in the definitive agreements to sell Facet and Dia Real, which obligations are capped at $12.5 million and $9.9 million, respectively.

Other Factors Affecting Liquidity
In connection with our acquisition of Miavita, we will be required to pay additional earn-out consideration in future periods through 2010, based upon specified revenues pertaining to certain customer agreements.  We estimate the additional consideration payable to be less than $500,000.  In accordance with SFAS No. 141, Business Combinations, we accrue contingent consideration obligations upon attainment of the objectives. Additionally, any such payments would result in increases in goodwill.

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

In 2007, revenues from continuing operations were derived from the following types of customers and third-party payors: approximately 54% from health plans, 36% from employers, 7% from government payors and 3% from administrative services only (“ASO”) self-insured employer clients.

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

Goodwill and Identifiable Intangible Assets.  Goodwill represents the excess of cost over fair value of identifiable net assets acquired.  Goodwill arising from business combinations is accounted for under the provision of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of December 31, 2007, we reported goodwill and identifiable intangible assets at net carrying amounts of $494.7 million and $48.8 million, respectively. The total of $543.5 million represents approximately 79% of our total assets as of December 31, 2007.

We review goodwill and identifiable intangibles for impairment annually as of December 31 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we compare the book value of net assets to the fair value of the related reporting units that have goodwill and indefinite life intangibles assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment.  We estimate the fair values of the reporting units based upon earnings multiples for similar precedent transactions as well as the present value of estimated future free cash flows. The approach utilized is dependent on a number of factors, including estimates of future revenues and operating costs, appropriate discount rates and other variables.  We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain.  Therefore, future impairments could result if actual results differ from those estimates.  Based on our evaluation, we concluded that no impairment of recorded goodwill and intangibles existed at December 31, 2007.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As a result of the implementation, we recognized a liability of $524,000 for tax benefits recognized which may not be sustained and $144,000 of related interest and penalties, which increased our Accumulated deficit at January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The income tax expense for continuing operations was $14.5 million, $12.8 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Reflected in each year were various non-deductible permanent differences between tax and financial reporting.  As of December 31, 2007, our remaining net operating loss carryforwards of $49.4 million, the tax effect of which is reflected as an asset on the balance sheet in Deferred income taxes, will be available to offset future taxable income liabilities, subject to certain limitations.  Based on projections of taxable income in 2008 and future years, we believe that it is more likely than not that we will fully realize the value of the recorded deferred income tax assets.  The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

Recently Issued and Recently Adopted Accounting Standards

Business Combinations.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the entity’s fiscal year that begins after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our results of operations or financial position.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This standard is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  Based upon our December 31, 2007 balance sheet, the impact of adopting SFAS 160 will have an immaterial impact on our financial position.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis with a few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  We are currently assessing the potential impact of implementing this standard.  However, we do not expect the implementation to have a material adverse effect on our results of operations or financial position.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007, the effective date of the interpretation.  As a result of the implementation, we recognized a liability of $524,000 for tax benefits recognized which may not be sustained and $144,000 of related interest and penalties, which increased our Accumulated deficit at January 1, 2007.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the requirements of this new standard and have not determined the impact, if any, on our results of operations or financial position.

Prior Year Misstatements.  In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financials.  Under the provisions of SAB 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach.  After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a reporting entity’s financial statements must be adjusted.  SAB 108 is effective for fiscal years ending after November 15, 2006.

We adopted the provisions of SAB 108 in the fourth quarter of 2006 and recorded a cumulative effect adjustment of $813,000, net of income taxes of $518,000, to our January 1, 2006 consolidated balance sheet.  We identified two uncorrected misstatements for consideration under SAB 108, each of which was considered immaterial to our results of operations in any reporting period when using only the income statement approach we historically used to assess the materiality of unrecorded errors:

1.
An unrecorded liability for drugs and supplies from a major vendor, which is included in Accounts payable on the consolidated balance sheets, resulted from an accumulation of unrecorded costs over several periods prior to 2003. This misstatement was identified in 2003. The final amount required to correct the liability balance at January 1, 2006, would result in a $600,000 charge to our results of operations in 2006.

2.
During 2006, we discovered that our medical device inventory, which is included in Property and equipment on the consolidated balance sheets, was overstated due to improper recording of disposed and lost medical devices and the related depreciation expense.  The misstatement originated in 2003 and accumulated over subsequent periods.  The amount required to correct the medical device inventory at January 1, 2006, would result in a $731,000 charge to our results of operations in 2006.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk from changes in interest rates on our long-term debt obligations.

Our primary interest rate risk relates to the Credit Facilities and our interest rate swap facilities.  In February 2006 and May 2006, we entered into interest rate swap agreements with notional amounts totaling $200 million with a bank under which we will pay the bank fixed base rates of interest of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.015% and 4.830%, respectively, at December 31, 2007).  The agreements, which have a two-year term, have the economic effect of converting a portion of our floating rate debt to fixed rate debt.  In August 2007, we entered into two additional interest rate swap agreements, each with notional amounts of $100.0 million.  These swap agreements are scheduled to become effective after the termination of the swaps noted above (February and May 2008). These agreements also have two-year terms, and have the economic effect of converting $200.0 million of floating-rate debt to fixed-rate debt.  We will pay the bank fixed base rates of 4.890% and 4.910%, respectively, under these swap arrangements, and the bank will pay us floating rates based on three-month LIBOR.  Based upon the total amount of debt outstanding at December 31, 2007, not covered by interest rate swaps, a hypothetical two percentage point increase in the interest rates for a duration of one year would result in additional interest expense of approximately $1.3 million.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included as pages F-1 through F-30 of this Annual Report on Form 10-K:

PAGE

Management's Report on Internal Controls Over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm on Effectiveness of
Internal Controls	F-2

Report of Independent Registered Public Accounting Firm on Consolidated
Financial Statements	F-3

Consolidated Balance Sheets - December 31, 2007 and 2006	F-4

Consolidated Statements of Operations - Years Ended
December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Shareholders' Equity and
Comprehensive Earnings (Loss) - Years Ended December 31, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows - Years Ended
December 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.  No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases.  However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company (including the Company’s consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

“Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” assessing the effectiveness of  internal controls are included on pages F-1 and F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.
Except as set forth below, information required by this item will be included under the captions “Election of Directors,” “Corporate Governance and Nominating Committee,” “Board Committees, Attendance and Communications with Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders or in an amendment to this Form 10-K to be filed with the Commission and incorporated by reference herein.  Additional information relating to the executive officers of the Company is included as a Special Item in Part I of this Annual Report on Form 10-K.

Information relating to the Company’s Corporate Governance Guidelines and Code of Conduct is included under the caption “Available Information” in Part I,  Item 1 of this Annual Report on Form 10-K.

Item 11.  Executive Compensation.
Information required by this item will be contained under the captions “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Compensation Committee Report”  in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders or in an amendment to this Form 10-K to be filed with the Commission and incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, information required by this item will be contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders or in an amendment to this Form 10-K to be filed with the Commission and incorporated by reference herein.

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

Equity Compensation Plan Information. The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
	(a)	(b)
Equity compensation plans approved by security holders (2)	2,883,031	$22.17	979,110	(3)
Equity compensation plans not approved by security holders (4)	2,886	$11.96	--

Total	2,885,917	$22.16	979,110

(1) Excluding securities reflected in first column.
(2) Shares of restricted stock awards are included in column (a) of the table, but are not included in column (b) for purposes of the weighted average exercise price of stock options.

(3)  Includes securities available for future issuance under shareholder-approved compensation plans as follows: 842,181 shares under the Long-Term Stock Incentive Plan, 4,933 shares under the 2002 Stock Incentive Plan, 2,097 shares under the 2001 Stock Incentive Plan, 69,687 shares under the 2005 Directors’ Non-qualified Stock Option Plan, and 16,473 shares under the 2000 Stock Incentive Plan.  Also includes 43,739 shares that remain available for purchase under the 2005 Stock Purchase Plan.

(4)   Represents options for 2,886 shares assumed by the Company in connection with the acquisition of MarketRing on June 14, 2002, which options were granted by MarketRing under the MarketRing 1999 Stock Option and Stock Appreciation Rights Plan prior to the acquisition. The exercise price for these options, originally set by MarketRing, was determined by reference to the exchange ratio prescribed for converting shares of MarketRing common stock into shares of the Company’s common stock pursuant to the acquisition.  The assumed options vested in increments of 25% annually, and were fully vested on June 14, 2007, with such options expiring five to ten years from the date of grant or upon termination of employment.

Item 13.  Certain Relationships and Related Transactions and Director Independence.
Information required by this item will be contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders or in an amendment to this Form 10-K to be filed with the Commission and incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services
Information required by this item will be contained under the caption “Audit Fees” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders or in an amendment to this Form 10-K to be filed with the Commission and incorporated by reference herein.

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

(a)(3)  Exhibits
The following exhibits are incorporated by reference herein as part of this Report as indicated:

2.1
Asset Purchase Agreement, dated June 22, 2004, by and among Matria Healthcare, Inc., Diabetes Management Solutions, Inc., Diabetes Self Care, Inc. and DEGC Enterprises (U.S.), Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 2004).

2.1.1
Amendment No. 1 to Asset Purchase Agreement, dated June 30, 2004, by and among Matria Healthcare, Inc., Diabetes Management Solutions, Inc., Diabetes Self Care, Inc. and DEGC Enterprises (U.S.), Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed July 15, 2004).

2.2
Asset Purchase Agreement dated March 9, 2005, by and between Miavita LLC and Matria Healthcare, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

2.3
Agreement and Plan of Merger by and among Matria Healthcare, Inc., WHI Acquisition Corp. and WinningHabits, Inc., dated September 19, 2005 (incorporated by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

2.4
Agreement and Plan of Merger dated as of December 14, 2005, by and among CorSolutions Medical, Inc., Matria Healthcare, Inc. and Coral Acquisition Corp. (incorporated by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

2.5
Membership Interest Purchase Agreement dated July 26, 2006 by and among Matria Healthcare, Inc., Facet Technologies, LLC and Facet Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 31, 2006).

2.6
Sale and Purchase Agreement dated September 22, 2006, by and among Matria Healthcare, Inc., Diabetes Acquisition, Inc., OPG Holding GmbH and OPG Groep N.V. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 27, 2006).

2.7
Agreement and Plan of Merger, dated as of January 27, 2008, among Inverness Medical Innovations, Inc., Milano MH Acquisition Corp., Milano MH Acquisition LLC and Matria Healthcare, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed January 29, 2008).

3.1
Certificate of Incorporation of Matria Holding Company, Inc., dated as of December 28, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed January 6, 2005).

3.2
Certificate of Ownership and Merger merging Matria Mergeco, Inc. with and into Matria Holding Company, Inc., dated December 31, 2004 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed January 6, 2004).

3.3	Amended Bylaws of Matria Healthcare, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed July 30, 2007).

*10.1
1996 Stock Incentive Plan (incorporated by reference to Appendix F-1 to the Joint Proxy Statement/Prospectus filed as a part of the Company's Registration Statement No. 333-781 on Form S-4 filed on February 7, 1996).

*10.2
1996 Directors' Non-Qualified Stock Option Plan (incorporated by reference to Appendix F-11 to the Joint Proxy Statement/Prospectus filed as a part of the Company's Registration Statement No. 333-781 on Form S-4 filed on February 7, 1996).

*10.3	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on April 16, 1998).

*10.4	2000 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on April 14, 2000).

*10.5	2000 Director's Non-Qualified Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 14, 2000).

*10.6
Amendment to the 1996 Directors' Non-Qualified Stock Option Plan approved by the Company's stockholders on May 18, 1998 (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 2000).

*10.7
Amendment to the 2000 Directors' Non-Qualified Stock Option Plan, approved by the Company's stockholders on May 24, 2001 (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission April 26, 2001).

*10.8	2001 Stock Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission April 26, 2001).

*10.9
2002 Stock Incentive Plan (incorporated by reference to Appendix C to the Prospectus/Proxy Statement/Solicitation Statement filed as part of the Company's Registration Statement No. 333-90944 on Form S-4 filed June 21, 2002).

*10.10
MarketRing.com, Inc. 1999 Stock Option and Stock Appreciation Rights Plan, effective September 30, 1999, assumed by the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.11
MarketRing.com, Inc. Amendment No. 1 to 1999 Stock Option and Stock Appreciation Rights Plan, dated July 14, 2000, assumed by the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.12	2005 Stock Purchase Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Commission on April 25, 2005).

*10.13	Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Commission on April 30, 2007).

*10.14	2005 Directors' Non-Qualified Stock Option Plan (incorporated by reference to Appendix C to the Company's Definitive Proxy Statement filed with the Commission on April 25, 2005).

10.15
NewMarket Building Lease Agreement, dated September 4, 2002, between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.16
One Parkway Center Lease Agreement, dated November 8, 2002, between Matria Healthcare, Inc. and Atlanta Parkway Investment Group, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.17
Supplemental Executive Retirement Plan between the Company and Roberta L. McCaw, dated January 1, 2003 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

*10.18
Supplemental Executive Retirement Plan between the Company and Thornton A. Kuntz, Jr., dated January 1, 2003 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

*10.19
Trust Under the Matria Healthcare, Inc. Supplemental Executive Retirement Plan, dated February 4, 2003 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

*10.20
First Amendment to the Trust under the Matria Healthcare, Inc. Supplemental Retirement Plan effective February 4, 2003 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.)

10.21
First Amendment of Lease, dated May 9, 2003, to the New Market Building Lease Agreement between Matria Healthcare, Inc. and Trizec Realty, Inc. (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.22
First Amendment to Lease Agreement dated December 11, 2003, by and between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.23
Second Amendment to Lease Agreement dated December 11, 2003, between Atlanta Parkway Investment Group, Inc., and Matria Healthcare, Inc. (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.24
Second Amendment of Lease, dated February 3, 2004, to the New Market Building Lease between Matria Healthcare, Inc., and Trizec Realty, Inc., (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

*10.25
Amendment to the Matria Healthcare, Inc. 2000 Directors' Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.26
Third Amendment of Lease, dated March 30, 2004, to the New Market Building Lease between the Company and Trizec Realty, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.27	Matria Healthcare, Inc. Form of Stock Option Agreement (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.28
Letter Agreement dated as of November 7, 2005, by and between Matria Healthcare, Inc. and Richard M. Hassett, M.D. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 10, 2005).

10.29
Credit Agreement, dated January 19, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as issuing bank swing lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 25 2006).

10.3
Term Loan Agreement, dated January 19, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 25, 2006).

10.31
First Amendment to Credit Agreement, dated February 2, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A., as issuing bank, swingline lender, administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 7, 2006).

10.32
First Amendment to Term Loan Agreement, dated February 2, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 7, 2006).

*10.33
Letter Agreement dated as of March 8, 2006, by and between Matria Healthcare, Inc. and Jeffrey L. Hinton (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 8, 2006).

10.34	Form of Restricted Stock Agreement to be issued under the Long-Term Stock Incentive Plan prior to 2007 (incorporated by reference to the Company's Current Report on Form 8-K filed April 26, 2006).

10.35
Second Amendment to the Credit Agreement and Consent, effective November 2, 2006, by and among Matria, certain of its domestic subsidiaries, as guarantors and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.37
Settlement Agreement and Release dated November 6, 2006, between Matria and MAJ Industries LLC (fka Miavita LLC) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.37
Severance Compensation and Restrictive Covenant Agreement between Matria and Yvonne V. Scoggins dated November 6, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.38
Severance Compensation and Restrictive Covenant Agreement between Matria and Richard M. Hassett, M.D. dated April 26, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.39
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Richard M. Hassett, M.D. dated April 26, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.40
Severance Compensation and Restrictive Covenant Agreement between Matria and Jeffrey L. Hinton dated April 26, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.41
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Jeffrey L. Hinton dated April 26, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.42
Severance Compensation and Restrictive Covenant Agreement between Matria and Roberta L. McCaw dated April 26, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.43
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Roberta L. McCaw  dated April 26, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.44
Severance Compensation and Restrictive Covenant Agreement between Matria and Parker H. Petit dated April 26, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.45
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Parker H. Petit dated April 26, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.46
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Yvonne V. Scoggins dated April 26, 2006 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.47
Matria Healthcare, Inc. Board of Directors' Charter of Corporate Governance and Nominating Committee (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.48
Third Amendment to the Credit Agreement dated February 25, 2007, by and among Matria, certain of its domestic subsidiaries, as guarantors, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to the Company's Current Report on Form 8-K filed February 28, 2007).

10.49	Matria's Charter of the Audit Committee, as amended December 14, 2006 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

*10.50
Severance Compensation and Restrictive Covenant Agreement between Matria and Thornton A. Kuntz, Jr. dated April 26, 2006 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

*10.51
Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Thornton A. Kuntz, Jr. dated April 26, 2006 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

*10.52
Form of Restricted Stock Agreement to be issued under the Company's Stock Incentive Plans for Performance-Based Awards (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

*10.52.1
Form of Restricted Stock Agreement to be issued under the Company's Stock Incentive Plans for Time-Based Awards. Awards (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

*+10.53	2007 Management Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

10.54	Form of Indemnification Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed January 29, 2008).

14	Code of Conduct of Matria Healthcare, Inc., as amended October 19, 2004 (incorporated by reference to Exhibit 14 to the Company's Current Report on Form 8-K filed October 25, 2004).

The following exhibits are filed as part of this Report:

*10.55	Severance Compensation and Restrictive Covenant Agreement between Matria and Thomas D. Underwood dated June 4, 2007.

*10.56	Change-in-Control Severance Compensation and Restrictive Covenant Agreement between Matria and Thomas D. Underwood dated June 4, 2007.

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included in signature page to this report)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit

31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton

32.1	Section 1350 Certification by Parker H. Petit

32.2	Section 1350 Certification by Jeffrey L. Hinton

*	Management contract or compensatory plan or arrangement.
+
Confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIA HEALTHCARE, INC.

February 29, 2008                                                                                                By: /s/  Parker H. Petit
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

Signature	Title	Date

/s/ Parker H. Petit	Chairman of the Board	February 29, 2008
Parker H. Petit	and Chief Executive Officer

/s/ Joseph G. Bleser	Director	February 29, 2008
Joseph G. Bleser

/s/ J. Terry Dewberry	Director	February 29, 2008
J. Terry Dewberry

/s/ Donald J. Lothrop	Director	February 29, 2008
Donald J. Lothrop

/s/ Myldred H. Mangum	Director	February 29, 2008
Myldred H. Mangum

/s/ Guy W. Millner	Director	February 29, 2008
Guy W. Millner

/s/ Kaaren J. Street	Director	February 29, 2008
Kaaren J. Street

/s/ Thomas S. Stribling	Director	February 29, 2008
Thomas S. Stribling

/s/ Wayne P. Yetter	Director	February 29, 2008
Wayne P. Yetter

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

Under date of February 29, 2008, we reported on the consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss) and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the 2007 annual report to shareholders.  These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2007.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 8 to the consolidated financial statements, the Company adopted the provisions of FASB No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.   As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006.  Additionally, as discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, as of January 1, 2006.

/s/  KPMG LLP

Atlanta, Georgia
February 29, 2008

Matria Healthcare, Inc. and Subsidiaries
Schedule II
Valuation and Qualifying Accounts
(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts		Deductions	Period

Year ended December 31, 2005	$2,292	3,493	15	[1]	(1,914)	$3,886

Year ended December 31, 2006	$3,886	4,093	50	[2]	(3,632)	$4,397

Year ended December 31, 2007	$4,397	5,252	-		(5,090)	$4,559

[1] Represents beginning balances in allowance for doubtful accounts of acquired companies (WinningHabits)
[2] Represents beginning balances in allowance for doubtful accounts of acquired companies (CorSolutions)

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.

Based on our assessment management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements.  KPMG LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page F-2 hereof.

By: /s/ Parker H. Petit                                                                                                /s/ Jeffrey L. Hinton
       Parker H. Petit                                                                                                         Jeffrey L. Hinton
       Chairman of the Board and                                                                                   Senior Vice President and
       Chief Executive Officer                                                                                          Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited Matria Healthcare, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Matria Healthcare, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Matria Healthcare, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Matria Healthcare, Inc.’s as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Matria Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Matria Healthcare, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive earnings (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matria Healthcare, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 and Note 8 to the consolidated financial statements, the Company adopted the provisions of FASB No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.  As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006.  Additionally, as discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Matria Healthcare Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/   KPMG LLP

Atlanta, Georgia
February 29, 2008

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)

	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$19,501	$19,839
Restricted cash	-	1,372
Trade accounts receivable, less allowances of $4,559 and
$4,397 at December 31, 2007 and 2006, respectively	45,968	52,985
Prepaid expenses	4,811	4,768
Other current assets	6,668	9,466
Deferred income taxes	15,308	8,087
Total current assets	92,256	96,517

Property and equipment, net	40,013	38,950
Goodwill, net	494,718	500,830
Other intangibles, net	48,746	55,891
Deferred income taxes	-	5,564
Other assets	10,505	13,621
Total Assets	$686,238	$711,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, principally trade	$8,365	$13,846
Current installments of long-term debt	43,988	4,197
Unearned revenues	10,097	13,493
Acquisition contingent consideration	-	54,223
Accrued liabilities	19,584	22,661
Total current liabilities	82,034	108,420
Long-term debt, excluding current installments	238,688	275,938
Deferred income taxes	7,257	-
Other long-term liabilities	7,019	8,039
Total liabilities	334,998	392,397

Shareholders' equity:
Preferred stock, $.01 par value. Authorized 50,000 shares;
none outstanding at December 31, 2007 and 2006	-	-
Common stock, $.01 par value. Authorized 50,000 shares;
issued and outstanding 21,420 and 21,255 at December 31, 2007
and 2006, respectively	214	213
Additional paid-in capital	430,531	415,950
Accumulated deficit	(76,389)	(97,149)
Accumulated other comprehensive earnings	(3,116)	(38)
Total shareholders' equity	351,240	318,976

Total Liabilities and Shareholders' Equity	$686,238	$711,373

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005

Revenues	$352,235	$336,139	$179,231

Cost of revenues	107,513	109,924	72,972
Selling and administrative expenses	174,622	159,021	94,291
Provision for doubtful accounts	5,252	4,093	3,493
Amortization of intangible assets	7,144	7,144	365
Total costs and operating expenses	294,531	280,182	171,121

Operating earnings from continuing operations	57,704	55,957	8,110

Interest income	1,601	1,548	829
Interest expense	(23,933)	(27,591)	(2,418)
Other income, net	227	1,329	226
Earnings from continuing operations before income taxes	35,599	31,243	6,747

Income tax expense	(14,534)	(12,768)	(2,733)
Earnings from continuing operations	21,065	18,475	4,014

Discontinued Operations:
Earnings (loss) from discontinued operations, net of income taxes	(86)	5,293	9,949
Gain on disposal of discontinued operations, net of income taxes	449	28,922	-
Earnings from discontinued operations	363	34,215	9,949
Net earnings	$21,428	$52,690	$13,963

Net earnings per common share:
Basic:
Continuing operations	$0.99	$0.88	$0.21
Discontinued operations	0.01	1.63	0.53
	$1.00	$2.51	$0.74

Diluted:
Continuing operations	$0.96	$0.85	$0.20
Discontinued operations	0.02	1.58	0.50
	$0.98	$2.43	$0.70

Weighted average shares outstanding:
Basic	21,361	21,025	18,795
Diluted	21,865	21,665	19,874

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of  Shareholders’ Equity and Comprehensive Earnings (Loss)
(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Earnings (loss)	Equity
Balance, December 31, 2004	15,860	$159	$321,181	$(162,989)	$1,309	$159,660
Issuance of common stock:
Exercise of employee stock options	553	5	6,433	-	-	6,438
Employee stock purchase plan	31	-	814	-	-	814
Conversion of 4.875% notes	4,388	44	68,005	-	-	68,049
Exercise of warrant	-	-	3	-	-	3
Tax benefit from exercise of employee stock options	-	-	4,052	-	-	4,052
Net earnings	-	-	-	13,963	-	13,963
Change in foreign currency translation adjustment, net tax	-	-	-	-	(1,041)	(1,041)
Comprehensive earnings	-	-	-	13,963	(1,041)	12,922
Balance, December 31, 2005	20,832	208	400,488	(149,026)	268	251,938
Cumulative effects of adjustments resulting from adoption of SAB 108, net of tax	-	-	-	(813)	-	(813)
Issuance of common stock:
Exercise of employee stock options	359	4	4,531	-	-	4,535
Employee stock purchase plan	64	1	1,452	-	-	1,453
Tax benefit from exercise of employee stock options	-	-	1,885	-	-	1,885
Share-based compensation	-	-	6,986	-	-	6,986
Share-based compensation-discontinued operations	-	-	608	-	-	608
Change in fair value of interest rate swap	-	-	-	-	(62)	(62)
Net earnings	-	-	-	52,690	-	52,690
Change in foreign currency translation adjustment, net of tax	-	-	-	-	(244)	(244)
Comprehensive earnings	-	-	-	52,690	(306)	52,384
Balance, December 31, 2006	21,255	213	415,950	(97,149)	(38)	318,976
Adoption of FIN 48	-	-	-	(668)	-	(668)
Issuance of common stock:
Exercise of employee stock options	90	1	1,134	-	-	1,135
Restricted stock awards released	8	-	(94)	-	-	(94)
Employee stock purchase plan	67	-	1,528	-	-	1,528
Tax benefit from exercise of employee stock options	-	-	79	-	-	79
Share-based compensation	-	-	11,934	-	-	11,934
Change in fair value of interest rate swap, net of tax	-	-	-	-	(3,078)	(3,078)
Net earnings	-	-	-	21,428	-	21,428
Comprehensive earnings	-	-	-	21,428	(3,078)	18,350
Balance, December 31, 2007	21,420	$214	$430,531	$(76,389)	$(3,116)	$351,240

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net earnings	$21,428	$52,690	$13,963
Less earnings from discontinued operations, net of income taxes	(363)	(34,215)	(9,949)
Earnings from continuing operations	21,065	18,475	4,014
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including debt discount and expenses)	21,634	20,777	6,657
Provision for doubtful accounts	5,252	4,093	3,493
Deferred income taxes	9,684	11,713	1,925
Share based-compensation	11,934	6,986	-
Excess tax benefits from share-based compensation arrangements	(381)	(1,386)	-
Imputed interest on acquisition consideration	-	1,747	-
Other	198	-	294
Changes in assets and liabilities:
Trade accounts receivable	1,765	(7,885)	(8,083)
Prepaid expenses and other current assets	2,658	3,822	(451)
Other noncurrent assets	(481)	(482)	(971)
Accounts payable	(5,480)	(880)	766
Accrued and other liabilities	(7,121)	(29,571)	(2,644)
Net cash provided by continuing operations	60,727	27,409	5,000
Net cash provided by (used in) discontinued operations	(1,363)	(3,114)	19,954
Net cash provided by operating activities	59,364	24,295	24,954
Cash Flows from Investing Activities:
Purchases of property and equipment	(12,499)	(13,139)	(11,072)
Acquisition of businesses, net of cash received	1,623	(434,727)	(19,678)
Payment of acquisition obligations	(50,745)	(1,677)	-
Proceeds from the sale of businesses, net of transaction costs	-	150,315	-
Decrease in restricted cash	1,372	233	3,273
Purchases of property and equipment related to discontinued operations	-	(379)	(1,452)
Net cash used in investing activities	(60,249)	(299,374)	(28,929)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt, net of transaction costs	41,799	446,533	2,083
Payment of debt refinancing fees	-	(1,733)	-
Principal repayments of debt	(44,204)	(180,519)	(2,224)
Proceeds from issuance of common stock	2,571	5,989	7,252
Excess tax benefits from share-based compensation arrangements	381	1,386	-
Net payment for conversion of 4.875% convertible senior notes and related transaction costs	-	-	(15,332)
Net cash provided by (used in) financing activities	547	271,656	(8,221)
Effect of exchange rate changes on cash and cash equivalents	-	504	(363)
Net decrease in cash and cash equivalents	(338)	(2,919)	(12,559)
Cash and cash equivalents at beginning of year	19,839	22,758	35,317
Cash and cash equivalents at end of period	$19,501	$19,839	$22,758

Supplemental disclosure of cash paid for:
Interest	$21,835	$30,746	$3,234
Income taxes	$3,651	$6,716	$4,047
Supplemental disclosure of non-cash transactions:
Conversion of debt to equity	$-	$-	$83,381

See accompanying notes to consolidated financial statements.

MATRIA HEALTHCARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(1)         Summary of Significant Accounting Policies
(a)
Business.  Matria Healthcare, Inc. (“Matria,” the “Company” or “we”) provides comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics. We call this suite of services “Health Enhancement.” These services are designed to reduce health-related costs and enhance the health and quality of life of the individuals we serve. We provide services to self-insured employers, private and government sponsored health plans, pharmaceutical companies, administrative services only customers, and patients. Our employer clients are primarily Fortune 1000 companies that self-insure the medical benefits provided to their employees, dependents and retirees.  Our health plan customers are regional and national health plans, as well as government-sponsored health plans, such as state Medicaid programs. Our service offerings include wellness programs, disease and condition management programs and informatics.

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

On April 1, 2005, we acquired the business and assets of Miavita LLC (“Miavita”) for a net cash payment of $4.8 million, with potential additional amounts to be paid under an earn-out agreement, of which $1.7 million and $22.0 million were paid during 2006 and 2007, respectively. On October 1, 2005, we acquired of business of WinningHabits, Inc. (“WinningHabits”) for a net cash payment of $14.9 million, with an additional $28.7 million paid in 2007 under an earn-out agreement. Results of operations of these businesses have been included in our consolidated results of operations since their respective acquisition dates.

On September 1, 2006, we completed the sale of Facet Technologies, LLC (“Facet”) to a private equity firm in a cash transaction valued at approximately $122.0 million.  On October 17, 2006, we completed the sale of our foreign diabetes service operations in Germany (“Dia Real”) for approximately $33.3 million. The results of operations of these business units are included in discontinued operations for all periods presented.

On January 27, 2008, we entered into an Agreement and Plan of Merger with Inverness Medical Innovations, Inc., a global leader in rapid point-of-care diagnostics and the development of near-patient diagnosis, monitoring and health management, including disease management and wellness programs that enables individuals to take charge of improving their health and quality of life. See note 18.

(b)
Basis of Financial Statement Presentation and Principles of Consolidation.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  Our consolidated financial statements include the accounts of the Company and its majority owned subsidiaries and partnerships.  The consolidated financial statements also include the accounts of Secured Independence, a variable interest entity as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”).  We concluded that we are the primary beneficiary as defined by FIN-46R and, as a result, we have consolidated the assets, liabilities and results of operations of Secured Independence in our consolidated financial statements.

All significant intercompany balances and transactions have been eliminated in consolidation.

(c)
Use of Estimates.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could materially differ from estimated amounts under different assumptions or conditions. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated financial position and results of operations for the periods presented have been included.

(d)
Cash and Cash Equivalents.  Cash and cash equivalents consist of cash and interest-bearing deposits.  We consider all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents, other than those amounts designated for other than current operations.

(e)
Restricted Cash.  Restricted cash consists of funds designated for a particular use and not available for current operations.  We had $1.4 million of restricted funds at December 31, 2006, for amounts held in escrow related to customer contracts and as collateral for insurance policies.  Funds were held in interest-bearing investment accounts or in certificates of deposit with maturity dates that coincide with insurance policy termination dates. There were no restricted funds outstanding at December 31, 2007.

(f)
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

(g)
Concentrations of Credit Risk.  Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of accounts receivable from third-party payors.  The collectibility of accounts receivable from third-party payors is directly affected by conditions and changes in the insurance industry and governmental programs, which we take into account in computing and evaluating our allowances for uncollectible accounts.  At December 31, 2007, and 2006, no single customer exceeded 10% of our consolidated trade accounts receivable.

(h)
Property and Equipment.  Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation for property and equipment is provided primarily on the straight-line method over the estimated useful lives of the related assets, which generally ranges from three to ten years.  Amortization of leasehold improvements and leased equipment is recorded over the shorter of the lives of the related assets or the lease terms.

Property and equipment includes amounts capitalized for the development of software for internal use.  Capitalized costs include external costs of materials and services and payroll costs of employees devoted to the specific software development.  These costs are capitalized based upon Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Development or Obtained for Internal Use.  Internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended.  Costs incurred prior to meeting these qualifications are expensed as incurred.  Capitalization of costs ceases when the project is substantially complete and ready for its intended use.  Internal–use software development costs are amortized using on the straight-line basis over estimated useful lives of the underlying software, which generally ranges from three to ten years.  The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.  For the years ended December 31, 2007, 2006 and 2005, we capitalized software development costs of $6.3 million, $4.9 million and $3.1 million, respectively.  As of December 31, 2007 and 2006, the net book value of capitalized software costs totaled $15.6 million and $12.2 million, respectively.

(i)
Goodwill and Other Intangible Assets.  Goodwill represents the excess purchase price over the estimated fair value of identifiable net assets acquired in our business combinations.  Intangible assets consist of trade names, content, customer relationships, current technology and covenants not to compete.  Intangible assets are amortized on a straight-line basis over periods ranging from five to ten years.

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually at the reporting unit level. The Company evaluated the fair values of its reporting units as of December 31, 2007 and 2006, and concluded that no impairment of recorded goodwill exists.  As a result, no impairment of goodwill was identified during any of the periods presented.

SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and that such assets be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  We reassessed the useful lives, residual values and classification of its identifiable intangible assets and determined that they continue to be appropriate.

(j)
Impairment of Long-lived Assets.  We account for long-lived assets, other than goodwill with an indefinite useful life, in accordance with SFAS 144.   We review long-lived assets, such as property and equipment and intangibles subject to amortization, including contract acquisition costs and certain computer software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted operating cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset exceeds the fair value of the asset.

Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheets.

As of December 31, 2007 or 2006, there was no impairment of our long-lived assets.

(k)
Derivative Financial Instruments.  We use derivative financial instruments to manage our risk associated with fluctuations in interest rates and foreign currency exchange rates.  We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. We do not use derivative financial instruments for trading or speculative purposes.

(l)
Fair Value Disclosure of Financial Instruments.  We estimate the fair values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximates their carrying value due to the short-term maturities of these assets and liabilities.   We estimate that the fair value of our long-term debt approximates its carrying value because these debt instruments bear interest at a variable rate which resets quarterly based on the then current market rate.

(m)	Unearned Revenues. Unearned revenues represent billings in advance of services being performed and at-risk revenues.

(n)
Income Taxes.   We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), using an asset and liability approach.  Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and net operating loss and tax credit carryforwards.  Additionally, the effect on deferred taxes of a change in tax rates is recognized in earnings in the period that includes the enactment date.

(o)
Share-based Compensation.  On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. SFAS 123(R) establishes standards for the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires that such transactions be accounted for using a fair-value-based method.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during the period ended December 31, 2006, included compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). Since share-based compensation expense recognized in the consolidated statement of operations for the period ended December 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and, if necessary, revised in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we estimated forfeitures at the time of grant and, if necessary, revised the estimates in subsequent periods if actual forfeitures differed from those estimates.

(p)
Net Earnings Per Share of Common Stock.  Basic net earnings per common share is based on the weighted average number of common shares outstanding.  Diluted net earnings per common share is based on the weighted average number of common shares outstanding and dilutive potential common shares, such as dilutive stock options and restricted stock awards, determined using the treasury stock method, and dilutive contingent convertible debt, determined using the if-converted method.

(q)
Comprehensive Earnings (Loss).  Comprehensive earnings (loss) generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive earnings (loss) consist of net earnings, foreign currency translation adjustments (net of income taxes) and changes in the fair value of derivative financial instruments (net of income taxes).

(r)
Interest Allocated to Discontinued Operations.  We allocated interest expense to discontinued operations in accordance with Emerging Issues Task Force (“EITF”) Issue 87-24, Allocation of Interest to Discontinued Operations (“EITF 87-24”). Under EITF 87-24, interest on debt that must be repaid upon disposal of discontinued operations must be allocated to discontinued operations.  In accordance with the terms of our credit facilities, we used the net proceeds from the sale of Facet on September 1, 2006, and Dia Real on October 17, 2006, to repay a portion of the outstanding indebtedness.

             (s)       Recently Issued or Adopted Accounting Standards
Business Combinations.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the entity’s fiscal year that begins after December 15, 2008.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our results of operations or financial position.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This standard is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  Based upon our December 31, 2007, balance sheet, the impact of adopting SFAS 160 will have an immaterial impact on our financial position.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis with a few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008.  We are currently assessing the potential impact of implementing this standard.  However, we do not expect the implementation to have a material adverse effect on our results of operations or financial position.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB published Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007, the effective date of the interpretation.  See note 8.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the requirements of this new standard and have not determined the impact, if any, on our results of operations and financial position.

Prior Year Misstatements.  In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financials.  Under the provisions of SAB 108, a reporting entity must quantify and evaluate errors using a balance sheet approach and an income statement approach.  After considering all relevant quantitative and qualitative factors, if either approach results in a misstatement that is material, a reporting entity’s financial statements must be adjusted.  SAB 108 is effective for fiscal years ending after November 15, 2006.

We adopted the provisions of SAB 108 in the fourth quarter of 2006 and recorded a cumulative effect adjustment of $813,000, net of income taxes of $518,000, to our January 1, 2006 consolidated balance sheet.  We identified two uncorrected misstatements for consideration under SAB 108, each of which was considered immaterial to our results of operations in any reporting period when using only the income statement approach we historically used to assess the materiality of unrecorded errors:

1.
An unrecorded liability for drugs and supplies from a major vendor, which is included in Accounts payable on the consolidated balance sheets, resulted from an accumulation of unrecorded costs over several periods prior to 2003. This misstatement was identified in 2003. The final amount required to correct the liability balance at January 1, 2006, would result in a $600,000 charge to our results of operations in 2006.

2.
During 2006, we discovered that our medical device inventory, which is included in Property and equipment on the consolidated balance sheets, was overstated due to improper recording of disposed and lost medical devices and the related depreciation expense.  The misstatement originated in 2003 and accumulated over subsequent periods.  The amount required to correct the medical device inventory at January 1, 2006, would result in a $731,000 charge to our results of operations in 2006.

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

We funded the Merger with the proceeds of term loans and revolving credit loans pursuant to a credit agreement with Bank of America, N.A., as administrative and collateral agent, as amended, (the “First Lien Credit Facility”), and with the proceeds of a second lien term loan facility pursuant to a term loan agreement, with Bank of America, N.A., as administrative agent and collateral agent (the “Second Lien Credit Facility” and, together with the First Lien Credit Facility, the “Credit Facilities”).

The total purchase price, excluding cash acquired, was $431.4 million, which was determined as follows (in thousands):

Purchase price consideration, excluding cash acquired	$ 427,850
Acquisition-related transaction costs	5,254
Imputed interest from January 1, 2006 through January 19, 2006	(1,747)

Total purchase price	$ 431,357

In accordance with SFAS 141, the Company increased interest expense and reduced the cost of CorSolutions by approximately $1.7 million.  As the operations of CorSolutions are included in the consolidated statements of operations effective January 1, 2006, and the consideration was not delivered until January 19, 2006, this adjustment represents the amount of interest on the debt imputed during the interim period.

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

Goodwill from this transaction is not deductible for income tax purposes. The amount of the purchase price allocated to goodwill was the result of a variety of factors, including, but not limited to:

•
A significant amount of competition within the disease management industry comes from market participants of similar size or smaller than either CorSolutions or us before the acquisition of CorSolutions.  Therefore, the combination of these two companies resulted in a business that is broader in scope and with significantly higher revenues than these other competitors, making it more difficult for them to match our combined market presence and providing an advantage in winning new business.
•	The acquisition expanded our presence in the health plan market, rendering us more competitive in that arena.
•	The acquisition presented an opportunity for significant operating margin improvement due to synergies in the cost of delivering services and in general and administrative expenditures.

The following table represents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Accounts receivable, net	$14,160
Other current assets	7,433
Property and equipment	10,400
Other long-term assets	198
Net deferred tax asset	13,920
Amortizable intangible assets	56,100
Goodwill	372,963
Accounts payable	(3,450)
Other accrued expenses	(36,880)
Unearned revenue	(3,487)

Total purchase price allocation	$431,357

The components of the amortizable intangible assets are as follows (in thousands):

		Useful
	Fair	Life
	Value	(Years)
Customer contracts	$46,900	10
Developed technology	7,700	7
Tradename	1,500	7
	$56,100

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of CorSolutions had occurred at January 1, 2005 (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005
Revenues	$336,139	$303,503
Operating earnings from continuing operations	$55,957	$33,079	(a)(b)
Net earnings from continuing operations	$18,475	$3,208	(a)(b)(c)(d)

Net earnings from continuing operations per share:
Basic	$0.88	$0.17
Diluted	$0.85	$0.16

(a)	Adjusted to decrease the depreciation expense resulting from the difference between the preliminary estimate of the fair value and the historical amount of CorSolutions’ property and equipment.
(b)	Adjusted to reflect the increase in amortization expense resulting from the preliminary estimate of the fair value of amortizable intangible assets.
(c)	Adjusted to reflect the interest and amortization expense resulting from the issuance of debt and related underwriting fees.
(d)	Adjusted to include the tax benefit on pro forma adjustments noted above.

Pursuant to the CorSolutions’ merger agreement, we pursued a claim before a contractually-designated settlement accountant for certain post-closing adjustments, including a $4.0 million claim relating to a

liability resulting from CorSolutions’ pre-closing performance under a customer contract.   On September 20, 2007, the settlement accountant awarded us $3.9 million related to the liability described above.  That award was offset by $1.3 million related to certain payroll taxes arising from the deemed exercise of options by employees of the sellers who subsequently became employees of the Company, resulting in a net award of $2.6 million.  These amounts, when included in the post-closing adjustment mechanism pursuant to the merger agreement, resulted in the Company receiving $1.6 million plus $199,000 of interest. As a result, the purchase price consideration, excluding cash acquired, was decreased by $1.6 million. We decreased goodwill by $1.6 million in 2007 for the consideration received as a result of this adjustment.

We are also pursuing a related claim for fraudulent misrepresentation and concealment before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount.  There is no assurance that we will prevail in this proceeding. See note 12.

Other Acquisitions.   On April 1, 2005, we acquired the business and assets of Miavita, a leading provider of on-line wellness programs, for total consideration including transaction costs of $4.8 million, net of cash received.  The assets acquired and liabilities assumed in this transaction, including goodwill and intangible assets resulting from the purchase price allocation of $3.1 million and $1.6 million, respectively.  The intangible assets are being amortized on a straight-line basis over ten years. Goodwill from this transaction is not deductible for income tax purposes.

On October 1, 2005, we acquired the business and assets of WinningHabits, a leading provider of corporate wellness programs, for total consideration including transaction costs of $14.9 million, net of cash received.  The transaction resulted in goodwill and intangible assets from the purchase price allocation of $11.5 million and $5.7 million, respectively.  The intangible assets are being amortized on a straight-line basis over five to seven years. Goodwill from this transaction is deductible for income tax purposes over 15 years.

 In connection with our acquisition of WinningHabits, we are required to pay additional consideration in future periods, based upon the financial performance of this business.  As of December 31, 2006, we estimated that the additional consideration pursuant to the terms of our earn-out agreement for the WinningHabits acquisition was $32.2 million, which was included in Acquisition contingent consideration on the consolidated balance sheet and was based on the attainment of the operating objectives for the year ended December 31, 2006. At March 31, 2007, we computed the additional consideration pursuant to the terms of our earn-out agreement to be $27.9 million.  On May 1, 2007, the sellers filed a notice of objection, objecting to certain aspects of the calculation. The sellers agreed to accept $28.7 million of additional consideration, which we paid on June 8, 2007. Goodwill was decreased by $3.4 million in 2007 as a result of the agreed upon final settlement of the earn-out consideration.

Also included in Acquisition contingent consideration on the consolidated balance sheet at December 31, 2006, was $22.0 million of earn-out consideration for the second earn-out period ending March 31, 2007, for the Miavita acquisition. On November 6, 2006, the Company and the seller entered into a Settlement Agreement and Release that effectively amended the terms of the original acquisition agreement to fix the amount payable for the second earn-out period at $20.0 million plus 3.575 times net revenues from certain new customers between November 6, 2006, and March 31, 2007, provided that no payment would be payable in respect of the second earn-out period unless payments received from such new customers between November 6, 2006, and May 1, 2007, were at least $500,000. The $500,000 threshold was met, and the Company paid a total of $22.0 million during the second quarter of 2007 with respect to the second earn-out period.  Additional earn-out payments will be payable in future periods through 2010 based on a percentage of specified revenues pertaining to certain customer agreements. We estimate the additional consideration payable to be less than $500,000.

(3)         Property and Equipment
Property and equipment at December 31, 2007 and 2006, consisted of the following (in thousands):

	December 31,
	2007	2006

Computer hardware and software	$54,262	$45,335
Medical equipment	8,638	8,027
Machinery, office equipment and fixtures	7,959	8,061
Leasehold improvements	4,527	4,821
	75,386	66,244
Less accumulated depreciation and amortization	35,373	27,294
	$40,013	$38,950

Depreciation and amortization expense for property and equipment was $11.8 million, $10.3 million and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(4)         Goodwill and Intangible Assets
Changes in the carrying amount of goodwill at December 31, 2007 and 2006, are as follows (in thousands):

	Goodwill
	December 31,
	2007	2006
Carrying value at January 1	$500,830	$69,248
Additional goodwill from acquisitions (Note 2)	-	375,682
Purchase price adjustment (Note 2)	(1,623)	-
Adjustments to CorSolutions' deferred tax assets	(1,096)	-
Acquisition contingent consideration	(3,393)	55,900
Carrying value at December 31	$494,718	$500,830

The components of identifiable intangible assets, which resulted from our 2007 and 2006 acquisitions, were as follows (in thousands):

	Intangibles
	December 31,
	2007	2006
Gross carrying amounts:
Customer relationship	$49,100	$49,100
Current technology	10,500	10,500
Content	1,600	1,600
Covenants not-to-compete	700	700
Trade name	1,500	1,500
Total	63,400	63,400
Accumulated amortization	(14,654)	(7,509)
	$48,746	$55,891

    Amortization expense for the years ended December 31, 2007, 2006 and 2005, was $7.1 million, $7.1 million and $365,000, respectively. Estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Year ended December 31,
2008	$7,144
2009	7,144
2010	6,999
2011	6,565
2012	6,464
Thereafter	14,430
$48,746

 (5)         Accrued Liabilities
Significant components of accrued liabilities at December 31, 2007 and 2006, are summarized as follows (in thousands):

	December 31,
	2007	2006

Accrued compensation and related liabilities	$13,013	$12,379
Other accrued expenses	6,571	10,282
	$19,584	$22,661

 (6)         Long-Term Debt
Our long-term debt balances at December 31, 2007 and 2006, consisted of the following (in thousands):

	December 31,
	2007	2006
Term Loan B Facility, accrues interest at LIBOR plus 2.0%, interest rates ranging between 7.00% to 7.20% at December 31, 2007; interest payable quarterly; interest rate reset quarterly, maturing January 2012, including $5,100 of fair value of interest rate swaps	$214,800	$212,412

Term Loan B-2 Facility, accrues interest at LIBOR plus 2.0%, interest rate of 7.20% at December 31, 2007; interest payable quarterly; interest rate reset quarterly, maturing January 2012	57,188	64,838

Revolving Credit Facility, accrues interest at LIBOR plus 2.5%, interest rate was 7.40% at December 31, 2007; matures quarterly (March 10, 2008)	10,000	-

Unsecured 11% senior notes, net of unamortized discount of $34 at December 31, 2006, plus unamortized deferred gains of $6 resulting from the termination of interest rate swaps, interest was payable semi-annually on May 1 and November 1. Paid in May 2007.	-	1,972

Capital lease obligations; interest ranging from approximately 6% to 10.8% with various monthly payments; maturing at various dates through July 2008	23	144

Other debt; interest rate 5.91%; payable in monthly installments through May 2008	665	769
Total long-term debt	282,676	280,135

Less current installments	43,988	4,197

Long-term debt, excluding current installments	$238,688	$275,938

Approximate aggregate minimum annual payments due on long-term debt for the five years subsequent to December 31, 2007, and thereafter are as follows (in thousands):

2008	$43,988
2009	3,300
2010	8,400
2011	214,050
2012	12,938
Thereafter	-
$282,676

The $44.0 million of annual minimum payments in 2008 includes $30.0 million of voluntary, unscheduled repayments on our Credit Facilities that we intend to make in addition to our required, scheduled repayments.

Credit Facilities.
On January 19, 2006, in connection with our acquisition of CorSolutions, we entered into a $485.0 million credit agreement and a second lien term loan facility with Bank of America, N.A., as administrative and collateral agent (the “Credit Facilities”).  Amounts borrowed under the Credit Facilities, as amended, accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the applicable credit agreement.  Interest rates for the Credit Facilities are reset quarterly. The Credit Facilities replaced the

 Company’s previous revolving credit facility, which was terminated on January 13, 2006. There were no amounts outstanding under the revolving credit facility at the time of termination. The Credit Facilities mature on January 19, 2012. As of December 31, 2007, the outstanding balance under the Credit Facilities was $266.9 million, excluding the Revolving Credit Facility noted below.

Amounts borrowed under the Credit Facilities are fully and unconditionally guaranteed on a joint and several basis by substantially all of the subsidiaries of the Company. Amounts borrowed under the First Lien Credit Facility are secured by a first priority lien on substantially all of the assets of the Company and the subsidiary guarantors.

The Credit Facilities contain, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in both of the credit agreements include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At December 31, 2007, we were in compliance with all covenants of the Credit Facilities.

The proceeds from the Credit Facilities used to fund the CorSolutions acquisition were $444.0 million, net of debt issuance costs of $11.1 million. During the third and fourth quarters of 2006, prepayments of $175.0 million were made toward the reduction of the First Lien Credit Facility.  Of this amount, $115.0 million and $30.0 million were paid from the net proceeds from the Facet and Dia Real divestitures, respectively, and $30.0 million was paid from our operating cash flows. During 2007, prepayments of $7.0 million were made toward the reduction of the Credit Facilities.

In November 2006, we amended the terms of the Credit Facilities.  Under the amended agreement, the First Lien Credit Facility was increased by $65.0 million, the proceeds of which were used to prepay the Second Lien Credit Facility.  Borrowings under the First Lien Credit Facility bore interest at LIBOR plus 2.00%, a 475 basis point reduction from the Second Lien Credit Facility.  All the other terms and conditions of the Credit Agreement (other than those relating to the increased amount of the First Lien Credit Facility and those that are no longer applicable because they relate solely to the Second Lien Credit Facility) remain unchanged.  We incurred fees and expenses of approximately $1.7 million, which were recorded as deferred financing costs and are being amortized over the term of the First Lien Credit Facility (January 2012).

The Credit Facilities also provide for a Revolving Credit Facility.  Amounts borrowed under the Revolving Credit Facility accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio, as described in the credit agreement.  On February 23, 2007, we entered into a third amendment to the Credit Facilities, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million.  All other terms of the Credit Facilities, as amended, remain unchanged.  At December 31, 2007, there was $10.0 million outstanding under the Revolving Credit Facility, and the available balance was $38.6 million.

The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 8.24% and 9.29% for the years ended December 31, 2007 and 2006, respectively.

    Other.
On April 27, 2005, we issued a notice of our intention to redeem $86.3 million in aggregate principal amount of 4.875% convertible senior subordinated notes on May 27, 2005.  In response to the redemption notice, all noteholders converted their notes into shares of the Company’s common stock prior to the redemption date, and the Company issued approximately 4.4 million shares of common stock ($19.61 per share).  In addition, the redemption also required us to make a “make-whole payment” equal to the present value, as of the redemption date, of all remaining scheduled interest payments on the notes through May 1, 2009.  We paid the noteholders the “make-whole payment” totaling $15.5 million ($3.52 per share), which included $294,000 of accrued but unpaid interest. The “make-whole payment,” excluding the accrued but unpaid interest, was accounted for in accordance with SFAS No. 84, Induced Conversion of Convertible Debt.  Since the conversion was pursuant to the original conversion terms and no inducement was made to the noteholders, no loss was recognized with respect to the “make-whole payment,” excluding the accrued but unpaid interest, or the shares issued.

(7)         Derivative Financial Instruments
  In February and May 2006, we entered into two interest rate swap agreements, each with a notional amount of $100.0 million, to hedge exposure to fluctuations in interest rates related to our Credit

Facilities.  The agreements, which have two-year terms, have the economic effect of converting $200.0 million of floating-rate debt under the Credit Facilities to fixed-rate debt.  The provisions of the agreements provide that we pay the bank fixed base rates of 5.065% and 5.350%, respectively, and the bank will pay us floating rates based on three-month LIBOR (5.015% and 4.830%, respectively, at December 31, 2007). The variable rates are reset quarterly.

In August 2007, we entered into two additional interest rate swap agreements, each with notional amounts of $100.0 million.  The terms of these agreements are scheduled to become effective after the termination of the swaps noted above (February and May 2008). These agreements also have two-year terms and have the economic effect of converting $200.0 million of floating-rate debt to fixed-rate debt.  We will pay the bank fixed base rates of 4.890% and 4.910%, respectively, under these swap arrangements, and the bank will pay us floating rates based on three-month LIBOR.

On the dates the interest rate swap derivative contracts were entered into, we designated the derivatives as hedges of the variability of cash flow to be paid (“cash flow” hedge).  Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows.  We reflected the interest rate swap agreements on the consolidated balance sheet at fair value (liabilities of $5.1 million  and  $62,000 at December 31, 2007 and 2006, respectively), which was based upon the estimated amounts we would pay upon settlement of the agreements taking into account interest rates at December 31, 2007 and 2006.  For the years ended December 31, 2007 and 2006, we recognized net gains of $264,000 and $79,000 from the cash flow hedges, which is included in Interest expense in the consolidated statements of operations.

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

(8)         Income Taxes
The components of the income tax expense from continuing operations consisted of (in thousands):

	Years ended December 31,
	2007	2006	2005
Current tax expense:
U.S. federal	$3,157	$679	$-
State and local	1,693	376	808
Total current tax expense	4,850	1,055	808

Deferred tax expense (benefit):
U.S. federal	10,349	10,517	2,518
State and local	(665)	1,196	(593)
Total deferred tax expense	9,684	11,713	1,925

Total income tax expense	$14,534	$12,768	$2,733

Below is a reconciliation of the expected income tax expense from continuing operations (based on the U.S. federal statutory income tax rate of 35%) to the actual income tax expense (in thousands):

	Years ended December 31,
	2007	2006	2005
Computed expected income tax expense	$12,460	$10,935	$2,361
Effect of:
State and local income taxes, net of federal effect	1,209	1,089	140
Nondeductible share-based compensation	495	515	-
Other nondeductible expenses	395	405	273
Nontaxable income of captive insurance subsidiary	2	(347)	(142)
Valuation allowance	(30)	97
Other, net	3	74	101

Income tax expense	$14,534	$12,768	$2,733

At December 31, 2007 and 2006, the deferred income tax assets consist of future tax benefits attributable to (in thousands):

	December 31,
	2007	2006
Deferred income tax assets (liabilities)
Current:
Net operating loss carryforwards	$7,572	$-
Credit carryforwards	1,403	-
Allowance for doubtful accounts and other receivables	1,065	1,304
Accruals and reserves not deducted for tax purposes	3,638	4,142
Deferred revenues	1,600	2,642
Other	30	(1)
Current deferred tax assets	15,308	8,087

Non-current:
Depreciation and amortization	(29,963)	(29,267)
Accruals and reserves not deducted for tax purposes	826	1,033
Supplemental executive retirement plan	1,366	1,801
Share-based compensation	5,921	2,290
Net operating loss carryforwards	13,552	27,074
Credit carryforwards	3,368	7,705
Other	1,984	(20)
Non-current deferred tax liabilities	(2,946)	10,616
Valuation allowance	(4,311)	(5,052)
Net deferred tax liabilities	(7,257)	5,564

Total deferred income tax assets	$8,051	$13,651

As of December 31, 2005, we had approximately $56.5 million of federal net operating loss carryforwards ("NOLs").  In 2006, we added $84.9 million of federal NOLs through the acquisition of CorSolutions.  We utilized approximately $21.6 million and $72.4 million of federal NOLs to offset taxable income in 2007 and 2006, respectively.  The Company has federal NOLs related to our investment in Secured Independence of $1.8 million and $200,000 in 2007 and 2006, respectively.  Our federal NOLs as of December 31, 2007, were $49.4 million, subject to annual limitations by the Internal revenue Code Section 382, to approximately $21.6 million.

At December 31, 2007, we had the following estimated operating loss carryforwards available for federal income tax reporting purposes to be applied against future taxable income with the corresponding tax year of expiration (in thousands):

2019	$422
2020	1,339
2021	782
2022	415
2024	127
2025	44,369
2026	182
2027	1,765

$49,401

We also have available alternative minimum tax (“AMT”) credit carryforwards of approximately $1.4 million available to offset regular income tax, if any, in future years.  The AMT credit carryforwards do not expire.  The AMT net operating loss carryforward is approximately $52.8 million as of December 31, 2007.

We reduced our federal income taxes payable by utilizing approximately $11.2 million of foreign tax credits in 2006 related to the disposition of Dia Real. In addition, we realized a tax benefit from exercises of employee stock options and issuance of restricted stock awards of approximately $539,000 and $1.9 million in 2007 and 2006, respectively, of which $369,000 and $1.9 million were recorded as increases to shareholder’s equity in 2007 and 2006, respectively.

As of December 31, 2007, we had a valuation allowance of $4.3 million, comprised of $3.4 million of foreign tax credits related to the disposition of Dia Real and $944,000 of state NOLs, which primarily relate to the acquisition of CorSolutions.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal  of deferred tax liabilities, including the impact of available carryback and carryforward periods, projected future taxable income and tax-planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $49.4 million prior to the expiration of the NOL carryforwards in 2027.  Taxable income for the years ended December 31, 2007 and 2006, was $39.2 million and $104.3 million, respectively.  Based on projections of taxable income in 2008 and future years, management believes that it is more likely than not that the Company will fully realize the net value of the deferred income tax assets.  The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation, we recognized a liability of $524,000 for tax benefits recognized which  may not be sustained, which also increased our Accumulated deficit at January 1, 2007.  A reconciliation of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$524
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	447
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2007	$971

We recognize interest and penalties related to unrecognized tax benefits in Interest expense and Selling and administrative expenses, respectively, on the consolidated statements of operations.  At December 31, 2007 and 2006, we accrued $213,000 and $144,000, respectively, for the payment of interest and penalties, which is included in Accrued liabilities on the consolidated balance sheets.

We undergo audits of our various tax returns from time to time.  We record refunds from audits when receipt is assured and assessments when the loss is probable.

(9)         Shareholders’ Equity
Stock Option Plans
During 2007, the Board of Directors amended and restated the Long-Term 2004 Stock Incentive Plan to increase the number of shares available for issuance from 1.6 million shares to 2.5 million shares. The plan is available for employees, officers, independent contractors and consultants of the Company.  The Long-Term Incentive Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component.  The Long-Term Stock Incentive Plan contains a $100,000 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year.  Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares.  The term of each stock option is ten years from the date of grant, and five years in the case of an incentive stock option granted to a person owning more than ten percent of the combined voting power of the Company or an affiliate.  Options vest over a period of years (generally three to five), subject to eligibility status as specified in the individual option agreement.  Restricted stock vests over a period of years (generally three), subject to eligibility status and, in some cases, satisfactory achievement of performance goals, in each case as specified in the individual restricted stock agreement.

During 2005, our Board of Directors adopted the 2005 Directors’ Non-Qualified Stock Option Plan, which provides for the issuance of non-qualified stock options to the Company’s non-employee directors.  Under the terms of this plan, a total of 165,000 shares of common stock were reserved for issuance.  The options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant and vest monthly over 12 months from the date of grant.  The term of each option is ten years from the date of grant.

During 2002, our Board of Directors of the Company adopted the 2002 Stock Incentive Plan for employees, officers, independent contractors and consultants of the Company.  The 2002 Stock Incentive Plan also has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component.  Options, stock bonuses and rights to purchase the Company’s common stock may be granted to exercise or purchase an aggregate of not more than 375,000 shares of the Company’s common stock.  The 2002 Stock Incentive Plan contains a $100,000 limitation on the aggregate fair market value of incentive stock options which first become exercisable by an optionee in any calendar year.  Also, the maximum number of shares of stock with respect to which stock appreciation rights or options to acquire stock may be granted, or sales or bonus grants of stock may be made, to any individual per calendar year shall not exceed 100,000 shares.  The term of each option is ten years from the date of grant.  Options vest over a period of years (generally three to five), subject to eligibility status as specified in the individual stock option agreement.

The Company also has options and shares available for grant under various other plans, the provisions of which are similar to the plans described above.  Due to forfeitures of previously issued grants, at December 31, 2007, there were approximately 19,000 options and shares available for grant under these plans.

Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (the “Purchase Plan”) to encourage ownership of its common stock by employees.  The Purchase Plan provides for the purchase of up to 187,500 shares of the Company’s common stock by eligible employees of the Company and its subsidiaries. Under the Purchase Plan, the eligible participants can elect to purchase common stock at the lower of 85% of the fair market value per share on either the first or last business day of the quarter, limited to a maximum of the lesser of 10% of the employee’s compensation or 375 shares of common stock per quarter.  A participant immediately ceases to be a participant in the plans upon termination of his or her employment for any reason.  During 2007, 2006 and 2005, we issued approximately 67,000, 64,000 and 31,000 shares of common stock, respectively, under the Purchase Plan.  At December 31, 2007, approximately 44,000 shares were reserved for purchase under the Purchase Plan.

Implementation of SFAS 123(R)
Prior to January 1, 2006, we accounted for stock compensation arrangements using the intrinsic value method, which followed the recognition and measurement principles of APB 25, Accounting for Stock Issued to Employees, and the related Interpretations.

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

Valuation Assumptions
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values of the options granted during 2007, 2006 and 2005 were $13.22, $14.26 and $18.03, respectively, on the date of grant.  The following assumptions were used for each respective period:

	2007	2006	2005
Risk-free interest rates	4.95%	4.75%	4.02%
Expected lives (in years)	4	4	5
Dividend yield	NA	NA	NA
Expected volatility	46%	53%	68%

Our computations of expected volatility for grants awarded in 2007 and 2006 were based on historical daily volatility. Prior to 2006, our computation of expected volatility was based on historical monthly volatility. The computations of expected lives were determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant.

The following table summarizes our stock option activity during the years ended December 31, 2007, 2006 and 2005 (shares in thousands):

	2007		2006		2005
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,487	$22.26	2,790	$20.19	2,498	$12.62
Granted	42	$31.41	364	$31.07	1,096	$31.81
Exercised	(90)	$12.61	(359)	$12.63	(553)	$11.64
Canceled	(173)	$30.46	(308)	$25.03	(251)	$14.89
Outstanding at the end of year	2,266	$22.16	2,487	$22.26	2,790	$20.19
Options exercisable at end of year	1,551	$19.75	1,214	$19.00	1,043	$12.53

The total aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $1.3 million, $6.3 million and $12.3 million, respectively. The following table summarizes our options outstanding and options exercisable as of December 31, 2007 (shares in thousands):

	Outstanding		Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$4.57 - $10.00	212	$7.35	181	$7.58
$10.01 - $20.00	849	$13.22	731	$12.76
$20.01 - $30.00	694	$28.14	337	$28.00
$30.01 - $40.33	511	$35.04	302	$34.76
	2,266	$22.16	1,551	$19.75
Weighted average remaining
contractual life (years)	6.1		5.5
Aggregate intrinsic value	$12,492		$11,010

In 2006, we began issuing shares of unvested restricted stock.  The following table summarizes our restricted stock award activity for the years ended December 31, 2007 and 2006 (shares in thousands):

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	221	$28.10	-	$-
Awarded	476	27.89	233	28.10
Released	(8)	28.16	-	-
Forfeited, cancelled	(69)	27.81	(12)	28.16
Nonvested at end of year	620	$27.97	221	$28.10

The impact on our results of operations of recording all share-based compensation for the years ended December 31, 2007 and 2006, was as follows:

	Years Ended December 31,
	2007	2006
Share-based compensation expense	$11,934	$6,986
Income tax benefit	(4,073)	(2,145)
Share-based compensation expense, net of income taxes	$7,861	$4,841

Effect on diluted earnings per share	$(0.36)	$(0.23)

Share-based compensation expense is included in Selling and administrative expenses on the consolidated statement of operations. We did not capitalize any share-based compensation costs in any period.

At December 31, 2007, the total compensation cost related to unvested share-based awards granted to employees under stock option plans but not yet recognized was approximately $16.9 million, after estimating forfeitures and before income taxes. Of this amount, approximately $7.0 million relates to shares of unvested restricted stock.  The expense of all unvested share-based awards is expected to be recognized over an estimated weighted average period of 2.1 years. Our restricted stock awards are performance-based and service-based.  Expense for restricted stock awards is recognized using the tranche method (performance-based awards) or the straight line method (service-based awards) over the vesting period. The remaining unrecognized compensation expense for the performance-based restricted stock awards may vary each reporting period based on changes in the expected achievement of performance measures.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $2.6 million, $6.0 million and $7.3 million, respectively.

    During 2006, we recorded a charge of $608,000 to Gain on disposal of discontinued operations for unamortized share-based compensation expense related to the accelerated vesting of options granted to the Facet and Dia
    Real employees.  We completed the sale of Facet on September 1, 2006, and Dia Real on October 17, 2006.

Pro forma Information for Periods Prior to the Adoption of SFAS 123(R)
Share-based compensation for the year ended December 31, 2005 was determined using the intrinsic value method under APB 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for the year ended December 31, 2005 (in thousands, except per share data):

2005
Earnings from continuing operations, as reported	$4,014
Deduct: Share-based compensation, net of tax effects	(2,616)
Pro forma earnings from continuing operations	$1,398

Earnings per share from continuing operations:
Basic - as reported	$0.21
Basic - pro forma	$0.07

Diluted - as reported	$0.20
Diluted - pro forma	$0.07

(10)	Employee Benefit Plans
We maintain a 401(k) defined contribution plan for the benefit of our employees. Our obligation for contributions under the 401(k) plan is limited to each participant’s contribution but not more than 3% of the participant’s compensation.  Discretionary Company contributions are allowed under the plan.  Contributions to the plan in the years ended December 31, 2007, 2006 and 2005, were approximately $3.9 million, $1.4 million and $1.3 million, respectively.

We maintain a Supplemental Executive Retirement Plan (“SERP”) for certain executive employees. Benefits vest under the SERP based on age and years of service with 100% vesting obtained at age 55 and 15 years of service.  Earlier vesting may occur upon a change in control or other events as defined in the agreement.  During 2007, 2006 and 2005, $117,000, $175,000 and $172,000, respectively, were expensed related to the SERP, and an additional $162,000 is expected to be expensed over the next three years of expected service by the respective current employees.  The liability under the SERP plan as of December 31, 2007 and 2006, was $3.7 million and $4.7 million, respectively, and is recorded in Other long-term liabilities on the consolidated balance sheets.  The fair value of the assets in the SERP of $3.0 million and $3.9 million at December 31, 2007 and 2006, respectively, is recorded in Other assets on the consolidated balance sheets.

(11)           Commitments
We are committed under noncancelable lease agreements for facilities and equipment.  Future minimum operating lease payments and the present value of the future minimum capital lease payments as of December 31, 2007 are as follows (in thousands):

Years ending December 31,	Operating Leases	Capital Leases
2008	$8,058	$23
2009	6,522	-
2010	3,384	-
2011	1,929	-
2012	1,016	-
Thereafter	2,457	-
	$23,366	23
Less interest		-
Present value of future minimum
capital lease payments		$23

Amortization of capital leased assets is included in depreciation expense.  Rental expense for cancelable and noncancelable leases was approximately $8.4 million, $9.0 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(12)	Contingencies and Concentrations
In connection with the CorSolutions’ acquisition, we are pursuing a claim for fraudulent misrepresentation and concealment before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount. There is no assurance that we will prevail in this proceeding.

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

On October 17, 2006, we completed the sale of Dia Real for net cash proceeds of $33.3 million, resulting in a gain of $9.1 million, or $5.0 million net of income taxes. Accounts receivable, inventories, property and equipment and other assets, as well as certain accrued liabilities, were acquired by the purchaser.  Goodwill and intangibles totaling $3.6 million were charged against the gain.  Also, we recorded transaction-related costs of $3.0 million, of which $2.9 million and $71,000 related to cash transactions paid during 2006 and 2007, respectively, and $67,000 related to unamortized share-based compensation expense for the accelerated vesting of options granted to Dia Real employees.

On June 30, 2004, we discontinued the operations of our direct-to-consumer laboratory business and completed the sale of substantially all of the assets of our direct-to-consumer pharmacy and supplies business.  The accounts receivable of the business and certain other assets and liabilities were excluded from the sale and retained by us.  In April 2006, we paid $10.0 million for the settlement of the qui tam claim filed against us and this business, which we had accrued in December 2005.  The purchaser did not assume liability for the qui tam claim.  There were no remaining liabilities related to this sale.

A reconciliation of the accrued liability balance for all discontinued operations is as follows (in thousands):

Type of Charge	Employee Termination Benefits	Contractual Obligations	Qui tam Settlement Costs	Other Accruals	Total

Balance, January 1, 2005	$330	$330	$-	$258	$918
Charges	-	304	10,000	-	10,304
Payments	(309)	(113)	-	(16)	(438)
Adjustments	(21)	(21)	-	(192)	(234)
Balance, December 31, 2005	-	500	10,000	50	10,550
Charges	290	872	-	124	1,286
Payments	-	(487)	(10,000)	(8)	(10,495)
Adjustments	-	(13)	-	(42)	(55)
Balance, December 31, 2006	290	872	-	124	1,286
Charges	6	-	-	10	16
Payments	(296)	(872)	-	(123)	(1,291)
Adjustments	-	-	-	(11)	(11)
Balance, December 31, 2007	$-	$-	$-	$-	$-

The $1.3 million of accrued liabilities at December 31, 2006, related to the Facet and Dia Real divestitures. Of this amount, $629,000 was included in Accrued liabilities, and the remaining $657,000 was included in Other long-term liabilities on the consolidated balance sheet at December 31, 2006.

The operating results of discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Revenues	$-	$102,610	$152,395

Earnings (loss) from discontinued operations, net of income tax benefit (expense) of $54, ($3,347) and ($7,221) in 2007, 2006 and 2005, respectively	$(86)	$5,293	$9,949
Gain on disposal of discontinued operations, net of income tax benefit (expense) of $449 and ($6,797) in 2007 and 2006, respectively	449	28,922	-
Earnings from discontinued operations, net of tax	$363	$34,215	$9,949

In 2007, we recorded a tax benefit of $896,000 primarily related to the increased utilization of our foreign tax credits in our 2006 federal tax return.  We also recorded $447,000 of tax expense for an increase in the liability for tax benefits which may not be sustained as a result of our adoption of the provisions of FIN 48 on January 1, 2007 (See note 8).  Earnings from discontinued operations for the year ended December 31, 2006, included a charge of $8.7 million for interest expense and deferred financing fees related to the Credit Facilities. Gain on disposal of discontinued operations for the year ended December 31, 2006, includes $1.1 million for the pro rata share of deferred financing fees written off as a result of the prepayment of debt using the net proceeds from the Facet and Dia Real divestitures.  These amounts were allocated in accordance with EITF 87-24, which provides that interest on debt that must be repaid upon disposal of discontinued operations must be allocated to discontinued operations.  The terms of the Credit Facilities required that we use the net proceeds from the sale of Facet and Dia Real to repay a portion of the outstanding indebtedness.

 (14)           Earnings Per Share
The computations for basic and diluted net earnings per common share are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Net earnings - basic and diluted:
Continuing operations	$21,065	$18,475	$4,014
Discontinued operations	363	34,215	9,949
Net earnings available to common shareholders	$21,428	$52,690	$13,963

Shares:
Weighted average common shares outstanding - basic	21,361	21,025	18,795
Dilutive effect of:
Stock options and employee stock purchase plan	475	488	1,079
Unvested restricted stock awards	29	152	-
Weighted average common shares outstanding - diluted	21,865	21,665	19,874

Basic:
Continuing operations	$0.99	$0.88	$0.21
Discontinued operations	0.01	1.63	0.53
	$1.00	$2.51	$0.74
Diluted:
Continuing operations	$0.96	$0.85	$0.20
Discontinued operations	0.02	1.58	0.50
	$0.98	$2.43	$0.70

The calculation of diluted earnings per share excluded the antidilutive effect of 1.6 million, 1.3 million and 482,500 shares of stock options and unvested restricted stock awards in the years ended December 31, 2007, 2006 and 2005, respectively.  The restricted stock awards were excluded from the computation because the performance conditions as defined in the restricted stock agreements were not met.  In 2005, the diluted earnings per share computation also excluded 1.8 million shares from the assumed conversion of the 4.875% convertible senior subordinated notes, since the effect would be antidilutive.

(15)           Quarterly Financial Information – Unaudited
Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts).

2007:	Quarter
	Fourth	Third	Second	First

Revenues	$88,487	$89,604	$88,120	$86,024

Net earnings (loss)
Continuing operations	$5,295	$5,894	$4,915	$4,961
Discontinued operations	(461)	984	(6)	(154)
	$4,834	$6,878	$4,909	$4,807

Net earnings (loss) per diluted common share
Continuing operations	$0.24	$0.27	$0.22	$0.23
Discontinued operations	(0.02)	0.04	-	(0.01)
	$0.22	$0.31	$0.22	$0.22

2006:	Quarter
	Fourth	Third	Second	First
Revenues	$88,420	$84,186	$82,627	$80,906

Net earnings
Continuing operations	$5,693	$4,532	$4,834	$3,416
Discontinued operations	4,812	25,505	2,391	1,507
	$10,505	$30,037	$7,225	$4,923

Net earnings per diluted common share
Continuing operations	$0.26	$0.21	$0.22	$0.16
Discontinued operations	0.22	1.18	0.11	0.07
	$0.48	$1.39	$0.33	$0.23

(16)           Supplemental Disclosures Regarding Revenue
We have one reportable segment that includes our disease and condition management services, wellness programs and maternity management services. The following table summarizes our revenues for these services and programs (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
Disease and Condition Management	$218,608	$209,205	$72,519
Wellness	27,769	19,433	4,875
Maternity Management	105,858	107,501	101,837
Total Revenues	$352,235	$336,139	$179,231

(17)           Variable Interest Entity
In September 2006, the Company entered into a Stock Purchase and Loan Agreement with Secured Independence, a privately-held business, forming a strategic alliance to address the needs of the long-term care insurance industry. Our initial investment of $552,500 purchased 95 shares of Secured Independence common stock, which constituted a 19% equity investment in Secured Independence.  Under the terms of the agreement, the Company is required to make working capital advances up to an aggregate of $1.9 million.

Also, we are entitled to purchase additional shares of Secured Independence common stock, which when added to our initial investment would constitute up to 100% of the shares Secured Independence common stock on a fully diluted basis. As of December 31, 2007, we had made working capital advances to Secured Independence totaling $1.6 million.

For the years ended December 31, 2007 and 2006, Secured Independence’s pretax losses totaled $1.4 million and $183,000, respectively.

(18)           Subsequent Event
On January 27, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Inverness Medical Innovations, Inc. (“Inverness”), pursuant to which Inverness will acquire Matria.  Inverness is a global leader in rapid point-of-care diagnostics and the development of near-patient diagnosis, monitoring and health management, including disease management and wellness programs that enables individuals to take charge of improving their health and quality of life.

At the effective time of the merger, by virtue of the merger and without any action on the part of the holders of any capital stock of Matria, each share of common stock of Matria issued and outstanding immediately prior to the effective time will be converted into the right to receive: (i) a portion of a share of Inverness convertible preferred stock having a stated value of $32.50 (the $400 liquidation value of a share of Inverness convertible preferred stock multiplied by 0.08125, which is the exchange ratio of the issuance of Inverness convertible preferred stock in the merger), and (ii) $6.50 in cash. The merger has been approved by the Boards of Directors of both companies.  The completion of the merger is subject to various closing conditions, including obtaining the approval of Matria shareholders and filings under the Hart-Scott-Rodino Antitrust Improvements Act and is expected to be completed in the second quarter of 2008.  Matria and Inverness will continue to operate separately until the transaction closes. Inverness has filed a registration statement on Form S-4 with the SEC in connection with the proposed merger, which includes additional information related to the proposed merger and Matria’s proxy statement and Inverness’s prospectus for the proposed transaction.