Form 10-K/A
period 2007-12-31
MATRIA HEALTHCARE INC
filed 2008-04-29
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
(Mark One) [ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007

[ X ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File No. 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-2091331 (IRS Employer Identification No.)

1850 Parkway Place Marietta, GA (Address of principal executive offices)	30067 (Zip Code)

(770) 767-4500 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share (Title of each class)	Name of each exchange on which registered: Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:         None    (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes                       No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes                       No   X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes    X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                                                                                                 Accelerated filer  X
Non-accelerated filer ____(Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No X

As of June 30, 2007, the aggregate market value of common stock held by nonaffiliates was approximately $636,381,255, based upon the closing sale price for such date as reported on the Nasdaq Global Select Market.  As of February 20, 2008, there were 21,452,348 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Matria Healthcare, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 3, 2008, for the purpose of including certain information required by Item 5 of Part II and the information required by Part III of Form 10-K.  In addition, the registrant is also including as exhibits to this Amendment the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act.  Except as set forth herein, the registrant is making no other changes to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issues, Purchases of Equity Securities

This graph compares the cumulative total shareholder return on the Company’s common stock for the five years ended December 31, 2007, to the cumulative returns of the S&P Composite 500 Index and the S&P Health Care Distributors and Services Index.  The graph assumes an investment of $100 made in Matria’s common stock and in each index on December 31, 2002.

Years ended December 31,	2002	2003	2004	2005	2006	2007
Matria Healthcare, Inc.	$100.00	$243.15	$449.60	$669.04	$495.91	$410.30
S&P 500 Index	$100.00	$128.68	$142.69	$149.70	$173.34	$182.86
S&P 500 Health Care Distributors	$100.00	$108.18	$105.44	$136.29	$134.44	$140.02

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Amendment, in whole or in part, the information above relating to the price performance of our common stock shall not be incorporated by reference into any such filings, except to the extent we specifically incorporate it by reference into such filing.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

Directors

Parker H. Petit, age 68, has served as Chairman of the Board of the Company since the formation of the Company through the merger (the “Merger”) of Healthdyne Maternity Management, a division of Healthdyne, Inc. and Tokos Medical Corporation on March 8, 1996 (the “Merger Date”), and as Chief Executive Officer since October 5, 2000, and as President and Chief Executive Officer from October 5, 2000, to February 22, 2003.  In addition, he served as a member of the three-person Office of the President during a brief period in 1997.  Mr. Petit was the founder of Healthdyne and served as its Chairman of the Board of Directors and Chief Executive Officer from 1970 until the Merger.  Mr. Petit is also a director of Intelligent Systems Corp. and Logility, Inc.

Joseph G. Bleser, age 62, has served as a director of the Company since October 19, 2004.  Mr. Bleser became a financial consultant serving public and private companies in the healthcare and technology industries in 1998, most recently acting as interim Chief Financial Officer, Treasurer and Secretary of Transcend Services, Inc., a provider of medical transcription services, from January 1, 2004, to April 6, 2005.  Prior to 1998, Mr. Bleser served for over 15 years as Chief Financial Officer for several public companies in the healthcare and technology industries, including HBO & Company, Allegiant Physician Services, Inc., and Healthcare.com Corporation.  Mr. Bleser also formerly served on the Board of Directors of Healthcare.com Corporation and Quovadx, Inc.  Mr. Bleser is a licensed Certified Public Accountant with ten years of public accounting experience at an international public accounting firm.  Mr. Bleser is also a director of Transcend Services, Inc.

Myldred H. Mangum, age 59, has served as a director of the Company since September 21, 2006.  Ms. Mangum has served as Chief Executive Officer of IBT Enterprises, LLC (formerly International Banking Technologies), a private retail environment developer, since October 2003.  Prior to this, Ms. Mangum served as Chief Executive Officer of True Marketing Services, LLC from July 2002 to October 2003.  She served as Chief Executive Officer of MMS Incentives, Inc. from 1999 to 2002.  From 1997 to 1999, she served as President-Global Payment Systems and Senior Vice President-Expense Management and Strategic Planning for Carlson Wagonlit Travel.  From 1992 to 1997, she served as Executive Vice President-Strategic Management for Holiday Inn Worldwide.  Ms. Mangum was previously employed with BellSouth Corporation as Director-Corporate Planning and Development from 1986 to 1992.  She is a director of Barnes Group, Inc., Emageon, Inc., Haverty Furniture Companies, Inc., and Payless ShoeSource, Inc.

Donald J. Lothrop, age 48, has served as a director of the Company since May 31, 2006.  Mr. Lothrop has been a General Partner of Delphi Management Partners II, L.P. since July 1994, a Managing Member of Delphi Management Partners III, L.L.C. since March 1995, a Managing Member of Delphi Management Partners, IV, L.L.C. since October 1997 and a Managing Member of Delphi Management Partners V, L.L.C. since April 2000, all of which are venture capital firms.  From January 1991 to June 1994, Mr. Lothrop was a Partner of Marquette Venture Partners, a venture capital firm, where he focused on the healthcare industry.  From 1989 to 1990, Mr. Lothrop worked at Bain & Company, Inc., a management consulting firm. Mr. Lothrop currently serves on the Board of Directors of The TriZetto Group.

J. Terry Dewberry, age 64, has served as a director of the Company since May 31, 2006.  Mr. Dewberry is a private investor.  He served as Vice Chairman of Healthdyne from March 1992 until the Merger Date.  Mr. Dewberry served as a director of Healthdyne from 1981 until the Merger.  From September 1987 until March 1992 he was President and Chief Operating Officer of Healthdyne and was Executive Vice President of Healthdyne from August 1984 to September 1987.

Kaaren J. Street, age 61, has served as a director of the Company since June 1, 2005.  Ms. Street is the President of “K” Street Associates, Inc., a business development consulting practice in Washington, D.C.  From August 2001 to August 2003, Ms. Street served as the Associate Deputy Administrator for Entrepreneurial Development at the U.S. Small Business Administration.  From April 2001, to August 2003, Ms. Street served as Vice President of Enterprise Florida, Inc., a public private partnership responsible for economic development and international trade in Florida, and from January 1997 to January 2001, Ms. Street was Vice President for Diversity Business Enterprise at the Burger King Corporation.  Ms. Street is a director of AssuranceAmerica Corporation.

Wayne P. Yetter, age 62, was elected to the Board on June 3, 2004 and has served as Lead Independent Director of the Company since July 25, 2006.  Since September, 2005, Mr. Yetter has been Chief Executive Officer of Verispan, LLC, a joint venture health information and market research company founded by McKesson Corp. and Quintiles Transnational Corp. in 2002.   He was the founder of BioPharm Advisory, LLC in 2003 and served as the President and Chief Executive Officer of Odyssey Pharmaceuticals, Inc., the specialty pharmaceuticals business of Pliva d.d., a Croatia-based pharmaceuticals group, from November 2004 to September 2005.  Mr. Yetter served as Chairman of the Board of Directors and Chief Executive Officer of Synavant Inc., a pharmaceutical customer relationship management solutions company, from 2000 to July 2003.  From 1999 to 2000, Mr. Yetter served as Chief Operating Officer at IMS Health, Inc., which provides information services for the healthcare industry.  From 1997 to 1999, he served as President and Chief Executive Officer of Novartis Pharmaceuticals Corporation.  From 1994 to 1997, he served as President and Chief Executive Officer of Astra Merck, Inc.  From 1991 to 1994, Mr. Yetter served as General Manager and then President of Astra Merck, a division of Merck & Co.  Mr. Yetter currently serves on the Board of Directors of Noven Pharmaceuticals, Inc., and as non-executive Chairman of the Board of Noven since January 2008, Epicept Corporation, Synvista Therapeutics, Inc. and InfuSystem Holdings, Inc.

Guy W. Millner, age 72, has been a director of the Company since October 4, 2000.  Mr. Millner is Chairman of AssuranceAmerica Corporation, a public non-standard auto insurance company.  Until the fall of 1997, he was Chairman of Norrell Corporation, a staffing services and outsourcing firm, which he founded in 1961.  He served as a director of Norrell Corporation from 1997 until July 1999, at which time Norrell Corporation merged with Spherion Corporation.

Thomas S. Stribling, age 65, has served as a director of the Company since May 18, 2000.  Mr. Stribling is President and Chief Executive Officer of Northampton Medical, LLC, a private company that he co-founded to consult with pharmaceutical and health care companies.  Mr. Stribling was formerly President and Chief Executive Officer of Therics, Inc., a tissue engineering specialist offering a variety of orthobiologic products from May 2003 to July 2005.  From September 1, 2001, to April 30, 2003, Mr. Stribling was President and Chief Executive Officer of DermaCo, Inc., a development stage dermatology company, and was an entrepreneur and private investor from September 1999 to September 2001.  From 1998 to September 1999, he was President, Chief Executive Officer and a board member of Scandipharm, Inc., a privately held pharmaceutical company.  From 1997 to 1998, he was Vice Chairman and Chairman of the Advisory Board of Legacy Securities Corporation, an investment banking and securities group, and from 1994 to 1996, he was President of UCB Pharma, Inc., a division of a Belgian-based pharmaceutical company.  Mr. Stribling currently serves on the Board of Directors of Intelligent, LLC.

Executive Officers

The information required by this item regarding the identification of the Company’s executive officers is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, included in Part I, Special Item, under the caption “Executive Officers of the Company.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Act”) requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports with the SEC regarding beneficial ownership of Common Stock and other equity securities of the Company.  To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all officers, directors and greater than ten percent beneficial owners complied with the Section 16(a) filing requirements of the Act in all instances with the exceptions of a gift of stock by Mr. Petit filed approximately two months late and the exercise of a stock option by Mr. Millner filed four days late.

Governance of the Company

We have established corporate governance practices designed to serve the best interests of the Company and our stockholders.  The Company is in compliance with the current corporate governance requirements imposed by the Sarbanes-Oxley Act of 2002, the rules and regulations of the Securities and Exchange Commission (“SEC”) and the listing requirements of the Nasdaq Global Market (“Nasdaq”).  The Company has adopted a Code of Conduct that applies to all of its directors, executive officers and employees.  If any waiver of this Code is granted to an executive officer or director, the waiver will be disclosed in an SEC filing on Form 8-K.  The Company’s current Code of Conduct was filed as an exhibit to the Company’s Current Report on Form 8-K filed October 25, 2005.  Copies of the Code of Conduct and the Committee charters of the Corporate Goverance and Nominating, Audit and Compensation Committees are available on the Company’s website at www.matria.com.

Audit Committee

The Audit Committee (the “Audit Committee”) is composed of Joseph G. Bleser, J. Terry Dewberry and Donald J. Lothrop.  The Board of Directors has determined that all members of the Audit Committee are independent in accordance with the listing standards of Nasdaq and SEC rules governing audit committees.  The Board of Directors has determined that Joseph G. Bleser has the accounting and related financial management expertise to be an “audit committee financial expert” as that term is defined by the SEC and has designated Mr. Bleser as a financial expert.  Pursuant to its charter, the Audit Committee appoints and oversees the work of the Company’s independent auditors and monitors their independence and performance, and monitors the integrity of the Company’s financial reporting process and its policies and procedures relating to internal accounting functions and controls and is responsible for the oversight of the Company’s internal audit function.

Stockholder Recommendations for Director Nominees

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board since we last described these procedures in our definitive proxy statement issued in connection with our 2007 Annual Meeting of Stockholders and filed with the SEC on April 30, 2007.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Philosophy

Our executive compensation philosophy is based on the belief that competitive compensation is essential to attract and retain highly-qualified executives and motivate them to achieve the Company’s operational and financial goals.  Our policy is to provide total compensation that is competitive with our peers.  The compensation program includes both motivational and retention-related compensation components.  Cash bonuses are included to encourage and reward effective performance relative to our near term plans and objectives.  Equity incentives are included to promote longer-term focus, to help retain key contributors and to align the interests of our executives and our shareholders.

Overview of Compensation and Process

Historically, our Compensation Committee of the Board of Directors (for purposes of this analysis, the “Compensation Committee” or the “Committee”) has been responsible for reviewing and approving compensation for all of the Company’s executive officers, including all of our named executive officers.

The principal components of compensation for our named executive officers are:  base salary, cash bonuses, long-term equity incentives, perquisites and other personal benefits.  Generally, base salaries have been set for our executive officers at the regularly-scheduled February meeting of the Compensation Committee.  At this meeting, the Compensation Committee also approves and adopts a management incentive plan (annual cash bonus plan) for the new fiscal year and considers for approval equity-based awards to our executive officers and other eligible employees.

In making compensation decisions, the Compensation Committee considers recommendations of Parker H. Petit, Chairman of the Board and Chief Executive Officer, and Thornton A. Kuntz, Jr., Senior Vice President and Chief Administrative Officer.  The Committee also has, from time to time, retained the advice of an independent consultant and/or commissioned compensation studies or surveys as the need arose.  While compensation survey data are useful guides for comparative purposes, we believe that a successful compensation program also requires the application of judgment and subjective determinations of individual performance.  In that regard, the Compensation Committee applies its judgment in reconciling the program’s objectives with the realities of retaining valued employees.

In 2006, the Compensation Committee engaged Wachovia Employer Solutions Group, an independent, outside compensation consultant, to benchmark the major components of total executive compensation against a peer group of 12 publicly-traded companies in the health care and technology sectors with annual revenues between $291 million and $936 million.  The 12 companies selected were those deemed by the Committee, after input from senior management, to be the most comparable to the Company.

In order to compete effectively for top executive-level talent, our Compensation Committee’s philosophy is to target total direct compensation for executive officers at the 75th percentile of total direct compensation paid to similarly-situated executives of the companies comprising the peer group.  Specific elements of compensation were targeted at the percentile of compensation paid to the peer group as set forth below:

Base Salary	50th - 60th Percentile
Annual Cash Incentives	60th - 75th Percentile
Long-Term Equity Incentives	75th - 80th Percentile

Because our Compensation Committee believes that a significant portion of our total executive compensation should be tied to the annual and long-term performance of the Company, they set the targeted mix of total direct compensation for executives as follows:

Base Salary	40%
Annual Cash Incentives	20%
Long-Term Equity Incentives	40%

      In 2007, the Compensation Committee engaged Pearl Meyer Partners to confirm the continuing validity of the results of the 2006 management compensation study undertaken by Wachovia Employer Solutions Group and to assist the Committee in making 2007 compensation decisions.

Base Salary

In setting annual base salaries for our executive officers for fiscal 2007, the Compensation Committee reviewed compensation for comparable positions in the peer group.  They also took into account the scope of the executives’ responsibilities, their skills and experience, and their performance.  With respect to the CEO, the Committee considered the annual performance evaluation conducted by the Corporate Governance and Nominating Committee (the “Governance Committee”) of the Board, which had concluded that Mr. Petit’s overall performance in 2006 was good.  Although the Company’s financial performance in 2006 had fallen short of its estimates, the Governance Committee believed that the shortfall and the resultant decline in the Company’s stock price primarily were related to the lack of full visibility to certain factors that affected the revenue forecast for the CorSolutions business acquired in January 2006.  Additionally, the Governance Committee noted the CEO’s outstanding visionary leadership performance in guiding the strategic transformation of the Company to a “pure play” health enhancement company.  Key milestones included both the integration of recent acquisitions and the divestiture of non-core businesses.  The Governance Committee believed these strategic actions would be instrumental in creating long-term shareholder value.  With respect to the other executive officers, the Compensation Committee considered the CEO’s evaluation of the performance of each.

Cash Bonuses

Our bonus programs consist of a management incentive plan adopted near the beginning of each fiscal year and discretionary bonuses as may be awarded by the Compensation Committee from time to time for outstanding performance.

Each year, our Compensation Committee adopts a management incentive plan, which is a broad-based cash bonus plan that is designed to incentivize and reward achievement of the current year’s financial and operational goals.  The participants in the plan and the applicable performance goals, which vary from year to year, are established at the time the plan is adopted.  The 2007 Management Incentive Plan (the “MIP”) was adopted in February 2007.  The Company’s management team at the director level and above (approximately 120 employees) may be entitled to participate in the MIP. For most participants, 70% of the MIP bonus was based on the Company’s financial performance and 30% was based on individual performance goals.  For the Company’s Chairman of the Board and Chief Executive Officer and President and Chief Operating Officer, 80% of the MIP bonus was based on the Company’s financial performance and 20% was based on individual performance goals.  The most significant financial performance measure under the 2006 bonus plan was earnings per share from continuing operations (excluding share-based compensation expense).  Because earnings per share are computed after deduction for interest expense, which is outside the control of most participants in the MIP, for 2007, the Committee based the financial performance measure on operating earnings from continuing operations (again, excluding share-based compensation expense).  Pearl Meyer Partners recommended that the financial performance measure for 2007 also have a “qualitative” component.  Thus, the Committee established a client retention goal, the achievement of which was a prerequisite to earning a bonus based on the operating earnings goal.  Individual performance goals for the Chief Executive Officer were established by the Compensation Committee, and the goals for our other executive officers were established by the Chief Executive Officer.  Individual performance goals were primarily operational, rather than financial, in nature.

For each participant in the MIP, the Compensation Committee established a target base bonus equal to a percentage of year-end base salary.  The target range for named executive officers was 40% to 70% of year-end base salary, with Ms. McCaw and Ms. Scoggins having a target base bonus of 40%, Jeffrey L. Hinton, the Company’s Senior Vice President and Chief Financial Officer, having a target base bonus of 45%, Dr. Hassett having a target base bonus of 60%, and Mr. Petit having a target base bonus of 70%.  For the executive officers, the operating earnings from continuing operations (excluding share-based compensation expense) performance target was set at the low end of the range set forth in the Company’s 2007 forecast issued in December 2006.  The Compensation Committee believes that an important aspect of the MIP is that it is “self-funding,” in that 2007 bonuses based on operating earnings from continuing operations were to be funded after that financial measure was achieved.  Thus, achievement of greater than 100% of the operating earnings target was a condition to any payment based on operating earnings.  Payment based on individual performance goals was conditioned on achievement of at least 85% of the operating earnings target.  Executive officers participating in the MIP had an opportunity to earn a base bonus as follows:

Operating Earnings Performance

•	no payment of the base bonus allocated to operating earnings if operating earnings from continuing operations were less than 100% of the target or the client retention goal was not met

•
payment of up to 100% of the base bonus allocated to earnings per share performance if and to the extent that operating earnings from continuing operations exceeded 100% of the target and the client retention goal was met

Individual Objectives Performance

•
no payment of the base bonus allocated to individual performance objectives if operating earnings from continuing operations were less than 85% of the target or none of the individual performance objectives was achieved

•
payment of 100% of the portion of the base bonus allocated to individual performance objectives if operating earnings from continuing operations  were at least 85% of the target and all of the individual performance objectives were met

•
if at least 85% of the operating earnings from continuing operating target was achieved and some, but not all, of the individual performance objectives were attained, a partial amount of the base bonus allocated to individual performance objectives was payable on a proportionate basis

In addition, if the client retention goal was met and the operating earnings from continuing operations target continued to be exceeded after the funding of all earned base bonuses, participants could earn an excess bonus up to 100% of the base bonus earned.

For 2007, the Company did not achieve the financial performance measures required for payment of the bonuses under the MIP attributable to financial performance goals and no such bonuses were awarded.  However, the Company did achieve 85% of the operating earnings from continuing operations target, the achievement of which was a condition to payment of the portion of the bonus under the MIP attributable to individual performance goals.  The bonuses attributable to individual performance goals that were paid to the named executive officers included $80,850 to Mr. Petit, $32,526 to each of Ms. McCaw and Ms. Scoggins, and $38,610 to Mr. Hinton.

Long-Term Equity Incentives

Our stock option and restricted stock award programs are designed to align the interests of our executive officers and our shareholders.  We also regard these programs as key retention tools.  Historically, we granted only stock options to our executive officers.  Primarily due to adoption of SFAS No. 123R effective January 1, 2006, however, beginning in February 2006, we, for the most part, began to grant restricted stock in lieu of option grants, as we believed this was a more efficient way to reward and motivate superior performance.

In 2007, all equity-based awards were issued under plans previously approved by our shareholders.  In determining the level of equity grants, the Compensation Committee considered the Company’s overall option “overhang,” the employee’s level of responsibility and performance, prior equity awards, comparative compensation information and the anticipated expense to the Company.   In 2007, a total of 128 employees received awards of 476,300 shares of restricted stock. In February 2007, the Company made a broad-based annual grant of restricted stock to its management employees, including the named executive officers.  Grants of restricted stock to the named executive officers were as follows:  Mr. Petit, 33,800 shares, Dr. Hassett, 16,500 shares, Mr. Hinton, 6,000 shares, Ms. McCaw, 6,000 shares and Ms. Scoggins, 6,000 shares.  In June 2007, the Committee made additional grants of restricted stock to certain key members of management, including a grant of 10,000 shares to Mr. Petit, 9,000 shares to Dr. Hassett, 2,000 shares to Mr. Hinton, and 3,000 shares to each of Ms. McCaw and Ms. Scoggins.

The Company made additional grants of restricted stock throughout the year to newly-hired managers and to existing management, other than executive officers, to attract new management talent, to reward specific performance, in connection with promotions and to address specific retention concerns.

     Vesting of awards under our equity ownership programs is established by the Committee at the time of the grant.  To optimize the retention value of the awards and to orient recipients to the achievement of longer-term goals, objectives and success, one-third of the 2007 awards vest over a period of three years from the date of grant.  Generally, employees who terminate their employment prior to completion of these vesting periods forfeit the unvested portions of these awards.  The remaining two-thirds of the 2007 awards also vest over three years, but are subject to additional vesting criteria based on the Company’s operating earnings from continuing operations (excluding share-based compensation expense) during the fiscal year immediately preceding each of the first three anniversaries of the grant date.  The operating earnings target for each of the three years was $72.4 million, $83.2 million and $95.7 million, respectively.  In all cases, one-third of the shares vest upon achieving each year’s target.  Shares that do not vest in one period may vest in a subsequent period if the earnings per share target for that subsequent period is met.  Shares not vested as of the third anniversary of the date of grant are forfeited. All outstanding equity awards under our long-term incentive programs will fully vest upon a change in control of the Company.

In 2007, the Compensation Committee granted equity incentives only at the meetings of the Committee that coincided with Board meetings.  Grants to newly-hired employees whose employment has not yet commenced are effective on the employee’s first day of employment.  Grants to current employees are effective on the date of the Committee meeting at which the grant is approved unless that date is coincident with the date of a Board meeting at which our quarterly financial results are presented or action is taken on other matters involving material non-public information, in which case the effective date of the grant is the date the press release related to such matter is issued, assuming the press release is released prior to the opening of the market of such day or, if the press release is issued after the opening of the market, on the following day.  All options are priced at the closing price of our common stock on the effective date of the grant.

Perquisites

To better enable the Company to attract and retain superior employees for key positions, the Company provides executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable, competitive and consistent with its overall compensation program.  The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

The executive officers are provided automobile allowances (which, for some executives, include reimbursement for gasoline and provision of insurance coverage) and financial planning assistance.  Also, we pay business club dues for some of our executive officers.  Mr. Petit and Ms. Scoggins retain perquisites that were made available to them from a predecessor company.  These include $5,000 annual medical spending accounts and supplemental life and disability insurance coverages.

Retirement and Other Benefits

Savings Plan - The 401(k) savings plan is a broad-based tax-qualified retirement savings plan to which all employees, including the executive officers, may make contributions on a before-tax basis, subject to limitations contained in the Plan and prescribed by law.  In 2007, the maximum contribution allowed was the lesser of 50% of the participant’s annual salary and $225,000.  The Company matches the participants’ voluntary salary contributions, with the Company’s match being limited to the lesser of 3% of the participant’s salary and $6,750.  All matching Company contributions to the 401(k) plan vest over five years.

Supplemental Executive Retirement Plan - Ms. McCaw participates in a Supplemental Executive Retirement Plan.  This plan was established in 2003 as a replacement for a predecessor plan.  Only executives who participated in the predecessor plan were entitled to participate in the Supplemental Executive Retirement Plan.  The plan is described in “Termination of Employment and Change-in-Control Arrangements” in this Amendment.

Severance Arrangements - The Company has entered into severance and change-in-control severance agreements with each of the executive officers to provide for severance compensation should their employment be terminated under certain defined circumstances.  The terms of these agreements are described below in the section titled “Termination of Employment and Change-in-Control Arrangements.”  The Compensation Committee deems the severance arrangements to be key components of a competitive compensation package and in line with that of companies in the peer group.  In addition, the Compensation Committee believes that the change-in-control severance arrangements will help the Company retain its executive leadership in the event of a possible change in control and should such change in control occur, will help retain executive talent for the new organization.

Tax and Accounting Implications

Accounting for Equity-Based Compensation

Since January 1, 2007, all equity awards to our employees, including executive officers, have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with SFAS No. 123R.  Information about outstanding options held by our named executive officers is contained in the “Outstanding Equity Awards at December 31, 2007” table herein.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits to $1 million the tax deductions a public company can take for compensation paid to each of the corporation’s chief executive officer and the four other most highly paid executive officers.  Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met.  Since all of our equity incentive programs in 2007 were under plans approved by our stockholders and were linked to the financial performance of the Company, we do not believe our executive compensation payments will be subject to the limitations of Section 162(m).  We reserve the right, however, to use our judgment to authorize compensation payments that would trigger non-deductibility under Section 162(m) when the Committee believes such payments are appropriate and in the best interests of the shareholders.

Deferred Compensation

Amounts that are deferred or which become vested under nonqualified deferred compensation programs after December 31, 2004 are subject to Internal Revenue Code Section 409A, which governs when elections for deferrals of compensation may be made, the form and timing permitted for payment of such deferred amounts, and the ability to change the form and timing of payments initially established.  Section 409A imposes sanctions for failure to comply, including accelerated income inclusion, a 20% penalty and an interest penalty.  The Company believes it is operating in good faith compliance with the statutory provisions of Section 409A.  The final regulations under Section 409A have just recently become effective and the Company will be conducting a review of its applicable deferred compensation arrangements to assess the compliance of such arrangements with the final regulations.

Compensation Committee Report

The Committee has reviewed the Compensation Discussion and Analysis and discussed it with management.  Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included herein.  This report is provided by the following independent directors, who comprise the Committee:

Kaaren J. Street
Thomas S. Stribling
Wayne P. Yetter

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Amendment, in whole or in part, the Compensation Committee Report described above shall not be incorporated by reference into any such filings.

Summary Compensation Table

The following table sets forth compensation earned by the following persons during the fiscal years ended December 31, 2006 and 2007 for services rendered in all capacities to the Company:

•	individuals who served as Chief Executive Officer or Chief Financial Officer during fiscal year 2007; and

•	the three other most highly compensated executive officers during fiscal year 2007.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensa- tion (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total

Parker H. Petit Chairman of the Board and Chief Executive Officer	2007 2006	$ 572,423 $ 544,576	-- $ 315,000	$639,905 $244,659	$ 1,336,240 $ 1,336,240	$ 80,850 --	-- --	$ 58,748 $ 36,763	$2,688,166 $2,477,238

Jeffrey L. Hinton Senior Vice President and Chief Financial Officer	2007 2006	$ 283,969 $ 211,538	-- --	$178,170 $ 81,553	$ 15,020 $ 3,755	$ 38,610 $ 27,844	-- --	$ 34,418 $105,411	$ 550,187 $ 430,101

Richard M. Hassett, M.D. (7) President and Chief Operating Officer	2007 2006	$ 407,490 $ 384,577	-- $ 105,000	$317,923 $ 97,864	$ 1,043,387 $ 1,041,584	-- --	-- --	$ 31,896 $ 26,100	$1,800,696 $1,655,125

Roberta L. McCaw Senior Vice President, General Counsel and Secretary	2007 2006	$ 269,010 $ 256,569	-- $ 30,000	$131,874 $ 32,621	$ 162,862 $ 162,862	$ 32,526 $ 31,200	$ 80,321 $ 60,756	$ 29,242 $ 24,092	$ 705,835 $ 598,100

Yvonne V. Scoggins Senior Vice President Business Analysis	2007 2006	$ 269,010 $ 256,194	-- $ 30,000	$ 131,874 $ 32,621	$ 251, 881 $ 251,160	$ 32,526 $ 31,200	-- --	$ 41,685 $ 31,499	$ 726,976 $ 632,674

(1)
In the case of Ms. McCaw and Ms. Scoggins, the amounts set forth in the Bonus column represent discretionary bonuses paid in 2006 for their efforts in successfully completing the divestitures of Facet Technologies, LLC and the Company’s German operations.  For Mr. Petit and Dr. Hassett, the amounts set forth in the Bonus column represent discretionary bonuses of $200,000 and $30,000, respectively, paid in 2006 in connection with such divestitures and $115,000 and $75,000, respectively, paid in recognition of their contribution to the strategic transformation of the Company in 2006.

(2)
The amounts set forth in the Stock Awards column represent the value of restricted stock awards recognized for financial statement purposes in 2006 and 2007 as computed in accordance with SFAS 123R, disregarding estimates of forfeitures related to service-based conditions.  The amounts were calculated based on the closing market price of the common stock on the grant date.  For additional information regarding such awards, see “Compensation Discussion and Analysis – Long-Term Equity Incentives.”

(3)
The amounts set forth in the Option Awards column represent the compensation expense recorded by the Company in 2007 and 2006 for current and prior year grants as computed in accordance with SFAS 123R, disregarding estimates of forfeitures related to service-based vesting conditions.  For additional information about the assumptions used in these calculations, see Note 9 to the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2007. For additional information regarding such awards, see “Compensation Discussion and Analysis– Long-Term Equity Incentives.”

(4)
The amounts set forth in the Non-Equity Incentive Plan Compensation column represent the amounts paid pursuant to the Company’s management incentive bonus plan (the “MIP Plan”).  The performance metrics were set by the Compensation Committee in the first quarter of each respective year.  For additional information regarding the Compensation Committee’s determinations with respect to the bonus payments, see “Compensation Discussion and Analysis – Cash Bonuses.”

(5)
The amounts set forth in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column represent the aggregate change in the actuarial present value of the benefits under the Supplemental Executive Retirement Plan (the “SERP”).  See “Compensation Discussion and Analysis –Pension Benefits.”

(6)
Details of amounts reported in “All Other Compensation” column are provided in the table below and represent the perquisites and personal benefits and other compensation not reportable elsewhere.  See “Compensation and Discussion and Analysis – Perquisites.”

(7)	Dr. Hassett’s employment with the Company terminated on January 29, 2008.

All Other Compensation

Name and Principal Position	Year	Officer Term Life Insurance Premium	Relocation Expenses Reimbursed	401K Matching Contribution	Executive Disability Insurance Premiums	Executive Medical Reimbursement Plan	Business Club Dues	Auto Allowance	Executive Financial Services	Total

Parker H. Petit Chairman of the Board and Chief Executive Officer	2007 2006	$6,276 $5,745	-- --	-- --	$4,124 $3,950	$5,000 $5,000	$1,500 $1,500	$20,568 $20,568	$21,280 --	$ 58,748 $ 36,763

Jeffrey L. Hinton Senior Vice President and Chief Financial Officer	2007 2006	-- --	$ 6,550 $ 92,286	$6,750 --	-- --	-- --	$1,500 $1,125	$15,600 $12,000	$ 4,018 --	$ 34,418 $105,411

Richard M. Hassett, M.D. President and Chief Operating Officer	2007 2006	-- --	-- --	$6,750 $6,600	-- --	-- --	-- $1,500	$18,000 $18,000	$ 7,146 --	$ 31,896 $ 26,100

Roberta L. McCaw Senior Vice President, General Counsel and Secretary	2007 2006	-- --	-- --	$6,750 $6,600	-- --	-- --	-- --	$17,492 $17,492	$ 5,000 --	$ 29,242 $ 24,092

Yvonne V. Scoggins Senior Vice President Business Analysis	2007 2006	$ 822 $ 786	-- --	$6,750 $6,600	$1,621 $1,621	$5,000 $5,000	-- --	$17,492 $17,492	$10,000 --	$ 41,685 $ 31,499

Pension Benefits

In 2003, the Company adopted a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain executives who were participants in a predecessor plan.  Under the SERP, individual trust accounts were established for each participant and funded in an amount equal to the net present value of the participant’s targeted benefit under the predecessor plan.  The only named executive officer still participating in the SERP is Ms. McCaw.  The initial funding for Ms. McCaw’s account was $536,000.  The assets of the trusts are subject to the claims of the Company’s creditors.  Benefits payable under the SERP are variable, based on the performance of the investment earnings of the trust funds, and include future tax mitigation payments of up to 44% of the amounts initially contributed to the trust accounts.  Benefits under the SERP vest based on age and years of service, with 100% vesting and the right to withdraw funds obtained at age 55 and 15 years of service.  Earlier vesting may occur upon a change-in-control or other events as defined in the SERP.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year

Parker H. Petit Chairman of the Board and Chief Executive Officer	--	--	--	--

Jeffrey L. Hinton Senior Vice President and Chief Financial Officer	--	--	--	--

Richard M. Hassett, M.D. President and Chief Operating Officer	--	--	--	--

Roberta L. McCaw Senior Vice President, General Counsel and Secretary	SERP	10	$ 876,424	--

Yvonne V. Scoggins Senior Vice President Business Analysis	--	--	--	--

Grants of Plan-Based Awards

The following table contains information about grants of cash and equity awards during fiscal year 2007 for the named executive officers.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold	Target	Maximum	Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)	Grant Date Fair Value of Stock and Option Awards (3)

Parker H. Petit Chairman of the Board and Chief Executive Officer	N/A 2/23/2007 6/5/2007	$80,850 -- --	$404,250 -- --	$808,500 -- --	-- 33,800 10,000	-- $ 877,786 $ 314,100

Jeffrey L. Hinton Senior Vice President and Chief Financial Officer	N/A 2/23/2007 6/5/2007	$38,610 -- --	$ 128,700 -- --	$257,400 -- --	-- 6,000 2,000	-- $ 155,820 $ 62,820

Richard M. Hassett, M.D. President and Chief Operating Officer	N/A 2/23/2007 6/5/2007	$49,374 -- --	$246,870 -- --	$493,740 -- --	-- 16,500 9,000	-- $ 428,505 $ 282,690

Roberta L. McCaw Senior Vice President, General Counsel and Secretary	N/A 2/23/2007 6/5/2007	$32,526 -- --	$108,420 -- --	$216,840 -- --	-- 6,000 3,000	-- $ 155,820 $ 94,230

Yvonne V. Scoggins Senior Vice President Business Analysis	N/A 2/23/2007 6/5/2007	$32,526 -- --	$108,420 -- --	$216,840 -- --	-- 6,000 3,000	-- $ 155,820 $ 94,230

(1)This column reflects the threshold, target and maximum payout opportunity under the MIP set by the Compensation Committee in the first quarter of 2007.  See the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for the non-equity incentive plan awards actually earned by the named executive officers in 2007.  The performance goals and base salary multiples for determining the payout are described in “Compensation Discussion and Analysis – Cash Bonuses.”

(2)This column shows the number of shares of restricted stock granted to the named executive officers in 2007.  For the 2007 grants, one-third of the awards vest over a period of three years from the date of grant (“time-based”).  The remaining two-thirds of the 2007 awards also vest over three years, but are subject to additional vesting criteria based on the Company’s operating earnings from continuing operations (excluding share-based compensation expense) during the fiscal year immediately preceding each of the first three anniversaries of the grant date (“performance-based”).  The performance criteria are described in “Compensation Discussion and Analysis – Long-Term Equity Incentives.”

(3)This column shows the full grant date fair value under SFAS 123R of the restricted stock and stock options granted to the named executive officers.  Generally, the grant date fair value is the amount that the Company would expense in its financial statements over the award’s vesting schedule.  For restricted stock, fair value is calculated using the closing price of the Company’s common stock on the grant date.  For stock options, fair value is calculated using the Black Scholes value on the grant date.  The fair value shown for stock awards is accounted for in accordance with SFAS 123R.  For additional information on the valuation assumptions, refer to Note 9 of the Company’s financial statements in the Form 10-K of the year ended December 31, 2007, as filed with the SEC.  These amounts reflect the Company’s accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.  For example, the restricted shares are subject to performance vesting criteria.  If the performance vesting criteria are not met, the grant date value will be $0.00.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table contains information with respect to shares of common stock that may be issued to the named executive officers upon the exercise of options and other awards or vesting of restricted shares under the Company’s equity compensation plans as of the end of fiscal year 2007.

		Option Awards (1)				Stock Awards (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)

Parker H. Petit Chairman of the Board and Chief Executive Officer	04/21/2006	--	--	N/A	N/A	37,500	$ 891,375
	02/23/2007	--	--	N/A	N/A	33,800	$ 803,426
	06/05/2007	--	--	N/A	N/A	10,000	$ 237,700
	02/24/1998	22,500	--	$14.00	02/24/2008	--	--
	05/18/1998	3,750	--	$12.16	05/18/2008	--	--
	01/19/1999	22,500	--	$11.00	01/19/2009	--	--
	07/23/1999	3,750	--	$16.00	07/23/2009	--	--
	05/18/2000	3,750	--	$12.00	05/18/2010	--	--
	10/04/2000	27,011	--	$ 9.33	10/04/2010	--	--
	02/16/2001	46,892	--	$ 9.75	02/16/2011	--	--
	05/24/2001	300,000	--	$10.57	05/24/2011	--	--
	02/19/2002	36,503	--	$12.37	02/19/2012	--	--
	03/12/2003	55,201	13,800	$ 5.84	03/12/2013	--	--
	12/18/2003	46,603	11,650	$13.58	12/18/2013	--	--
	08/11/2004	34,876	23,250	$16.79	08/11/2014	--	--
	06/08/2005	23,400	35,100	$29.97	06/08/2015	--	--
	11/08/2005	99,991	50,009	$34.67	11/08/2015	--	--
		726,727	133,809			81,300	$1,932,501

Jeffrey L. Hinton Senior Vice President and Chief Financial Officer	04/21/2006	--	--	N/A	N/A	8,334	$ 198,099
	02/23/2007	--	--	N/A	N/A	6,000	$ 142,620
	06/05/2007	--	--	N/A	N/A	2,000	$ 47,540
	10/25/2006	1,667	3,333	$28.03	10/25/2016	--	--
		1,667	3,333			16,334	$ 388,259

Richard M. Hassett, M.D. President and Chief Operating Officer	04/21/2006	--	--	N/A	N/A	15,000	$ 356,550
	02/23/2007	--	--	N/A	N/A	16,500	$ 392,205
	06/05/2007	--	--	N/A	N/A	9,000	$ 213,930
	11/15/2004	45,000	30,000	$23.81	11/15/2014	--	--
	02/22/2005	30,000	45,000	$28.48	02/22/2015	--	--
	06/08/2005	9,000	13,500	$29.97	06/08/2015	--	--
	07/20/2005	4,000	6,000	$34.47	07/20/2015	--	--
	11/07/2005	33,332	16,668	$34.11	11/07/2015	--	--
	01/04/2006	8,333	16,667	$40.33	01/04/2016	--	--
		129,665	127,835			40,500	$ 962,685

		Option Awards (1)				Stock Awards (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)

Roberta L. McCaw Senior Vice President, General Counsel and Secretary	04/21/2006	--	--	N/A	N/A	5,000	$ 118,850
	02/23/2007	--	--	N/A	N/A	6,000	$ 142,620
	06/05/2007	--	--	N/A	N/A	3,000	$ 71,310
	02/19/2002	2,356	--	$12.37	02/19/2012	--	--
	03/12/2003	4,142	2,070	$ 5.84	03/12/2013	--	--
	12/18/2003	10,780	4,405	$13.58	12/18/2013	--	--
	08/11/2004	3,600	3,599	$16.79	08/11/2014	--	--
	06/08/2005	3,600	5,400	$29.97	06/08/2015	--	--
	11/08/2005	9,999	5,001	$34.67	11/08/2015	--	--
		34,477	20,475			14,000	$ 332,780

Yvonne V. Scoggins Senior Vice President Business Analysis	04/21/2006	--	--	N/A	N/A	5,000	$ 118,850
	02/23/2007	--	--	N/A	N/A	6,000	$ 142,620
	06/05/2007	--	--	N/A	N/A	3,000	$ 71,310
	02/19/2002	2,144	--	$12.37	02/19/2012	--	--
	03/12/2003	3,734	1,725	$ 5.84	03/12/2013	--	--
	04/22/2003	1,200	600	$ 7.15	04/22/2013	--	--
	09/29/2003	4,500	1,500	$11.97	09/29/2013	--	--
	12/18/2003	12,605	4,201	$13.58	12/18/2013	--	--
	08/11/2004	5,401	3,599	$16.79	08/11/2014	--	--
	06/08/2005	3,000	4,500	$29.97	06/08/2015	--	--
	07/20/2005	4,000	6,000	$34.47	07/20/2015	--	--
	11/08/2005	6,666	3,334	$34.67	11/08/2015	--	--
	01/04/2006	3,333	6,667	$40.33	01/04/2016	--	--
		46,583	32,126			14,000	$ 332,780

(1)  The dates of grant of each named executive officer’s stock option awards outstanding as of December 31, 2007, are set forth in the table above, and the vesting dates for each award can be determined based on the vesting schedules described in this footnote.  For the awards of stock options granted between December 15, 1997 and March 11, 2003, full vesting shall not occur before two years and not later than four years from the date of grant, based on performance vesting thresholds. The awards of stock options granted between March 12, 2003 and October 31, 2005 vest in installments of 20% on the first five anniversaries of the date of grant.  Stock options granted subsequent to October 31, 2005 vest in installments of 331/3% on the first three anniversaries of the date of grant. All stock options granted under our long-term incentive programs will fully vest upon a change in control of the Company.

(2)  The awards presented in these columns consist of unearned performance-based and time-based awards granted in 2006 and 2007, and the value is based on the closing market price of $23.77 of the Company’s common stock on December 31, 2007.  The performance periods for these awards are January 1, 2006, through December 31, 2008, for the awards granted in 2006, and January 1, 2007, through December 31, 2009, for the awards granted in 2007.  Based on the Company’s 2007 and 2006 business results, no unrestricted shares were issued to the named executive officers pursuant to the plans, except for 4,166 shares for awards issued to Mr. Hinton on April 21, 2006.  Mr. Hinton’s grant was negotiated in connection with his hire, and contains different performance vesting criteria than the criteria applicable to grants to the other executive officers.  See “Compensation Discussion and Analysis--Long-Term Equity Incentives.”  All outstanding equity awards granted under our long-term incentive programs will fully vest upon a change in control of the Company.

(3)	See “Compensation Discussion and Analysis – Long-term Equity Incentives.”

(4)	Based on $23.77, the last sale price of the Company’s Common Stock on December 31, 2007.

Option Exercises and Stock Vested in Fiscal Year 2007

The following table provides information with respect to common shares which were issued upon exercise of stock options or vesting of restricted stock and unexercised options during fiscal year 2007 to the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Parker H. Petit Chairman of the Board and Chief Executive Officer	1,875	$ 13,706	--	--

Jeffrey L. Hinton Senior Vice President and Chief Financial Officer	--	--	4,166	$ 111,273

Richard M. Hassett, M.D. President and Chief Operating Officer	--	--	--	--

Roberta L. McCaw Senior Vice President, General Counsel and Secretary	--	--	--	--

Yvonne V. Scoggins Senior Vice President Business Analysis	--	--	--	--

Termination of Employment and Change-in-Control Arrangements

The Company has entered into change-in-control severance agreements with each of the named executive officers.  The agreements provide for compensation to the executive in the event the executive’s employment with the Company is terminated following the consummation of a “change-in-control” for reasons other than the executive’s death, disability or for “Cause” (as defined in the respective agreements), or if the executive voluntarily terminates employment for “Good Reason” (as defined in the respective agreements).  The compensation payable under the agreements is a lump sum severance payment equal to a multiple of the executive’s annual base salary, targeted base bonus and car allowance as of the date of the change-in-control.  The multiple applicable to Mr. Petit and Ms. Scoggins is three.  The multiple applicable to Dr. Hassett, Mr. Hinton and Ms. McCaw is two.   In addition, following termination of employment, the executives are entitled to receive for a period of three years in the case of Mr. Petit and Ms. Scoggins and two years in the case of Dr. Hassett, Mr. Hinton and Ms. McCaw, life, health insurance coverage, and certain other fringe benefits equivalent to those in effect at the date of termination and will be entitled to receive additional amounts, if any, relating to any excise taxes imposed on the executive as a result of Section 280(g) of the Internal Revenue Code of 1986, as amended (the “Code”). The agreements require the executive to comply with certain covenants that preclude the executive from competing with the Company or soliciting customers or employees of the Company for a period following termination of employment equal to the period for which fringe benefits are continued under the applicable agreement.  The agreements expire three years after a change in control of the Company or any successor to the Company.

The Company has also entered into non-change-in-control severance agreements with each of the named executive officers.  The severance agreements provide for a lump sum severance payment to the executive in the event that his or her employment is involuntarily terminated prior to a change-in-control for reasons other than death, disability or “Cause” (as defined in the respective agreements), or if the executive voluntarily terminates employment for “Good Reason” (as defined in the respective agreements).  In the case of Ms. Scoggins, the severance payment is an amount equal to two times her annual base salary, targeted base bonus and car allowance as of April 27, 2002.  In the case of Mr. Petit, the severance payment is equal to two times his annual base salary, targeted base bonus and car allowance at the time of termination of employment.  In the case of Dr. Hassett and Ms. McCaw, the severance payment is equal to one time their respective annual base salary, targeted base bonus and car allowance at the time of termination.  In the case of Mr. Hinton, the severance payment is equal to one times annual base salary at the time of termination of employment.  In addition, in circumstances in which the executive is entitled to a severance payment, he or she also is entitled to receive, for a period of years after the date of termination equal to the period of years over which severance is paid, life, health insurance coverage, and certain other fringe benefits equivalent to those in effect at the date of termination of employment.  The agreements require the executive to comply with certain covenants that preclude him or her from competing with the Company or soliciting customers or employees of the Company for a period following termination of employment equal to the period for which fringe benefits are continued.

Dr. Hassett was replaced as President and Chief Operating Officer of the Company on January 29, 2008.  On February 26, 2008, the Company entered into a Severance, Release and Restrictive Covenant Agreement (the “Severance Agreement”) with Dr. Hassett.  This Severance Agreement replaced the change-in-control severance agreement and the non-change-in-control severance agreement that the Company had with Dr. Hassett described above.  The compensation payable to Dr. Hassett under the Severance Agreement includes a payment of $676,320, payable in 26 bi-weekly installments (subject to the six month delay required by Section 409A of the Internal Revenue Code of 1986, as amended). In addition, Dr. Hassett is entitled to receive life and health insurance coverage for one year (in addition to 18 months of coverage under COBRA) and is entitled to receive additional amounts, if any, relating to any excise taxes imposed on the executive. In the event that a change in control occurs on or before November 30, 2008, as long as he complies with the restrictive covenants in the Severance Agreement, Dr. Hassett will be entitled to receive an additional payment of $676,320, payable in 26 bi-weekly installments, and an extension of health insurance coverage for an additional period of one year. The Severance Agreement contains a general release for the benefit of the Company and requires Dr. Hassett to comply with certain covenants, including covenants that preclude him from competing with the Company or soliciting customers or employees of the Company for a period of one year (or two years if a change in control occurs within a specified period).

The tables below set forth the payments that would have been made to the named executive officers (other than Dr. Hassett) assuming a hypothetical termination date of December 31, 2007.

Parker H. Petit, Chairman of the Board and Chief Executive Officer

Termination Reason	Cash Severance	Bonus	Benefits	Value of Accelerated Equity Awards	Tax Gross-Ups	Retirement Plans
Without Cause	$1,155,000	$808,500	$157,984	--	--	--
With Cause	--	--	--	--	--	--
Change in Control	$1,732,000	$1,212,750	$236,976	$2,460,934	$1,977,885	--
Death	--	--	--	--	--	--
Disability	--	--	--	--	--	--

Jeffrey L. Hinton, Senior Vice President and Chief Financial Officer

Termination Reason	Cash Severance	Bonus	Benefits	Value of Accelerated Equity Awards	Tax Gross-Ups	Retirement Plans
Without Cause	$286,000	--	$19,653	--	--	--
With Cause	--	--	--	--	--	--
Change in Control	$572,000	$257,400	$92,506	$388,259	$455,545	--
Death	--	--	--	--	--	--
Disability	--	--	--	--	--	--

Roberta L. McCaw, Senior Vice President, General Counsel and Secretary

Termination Reason	Cash Severance	Bonus	Benefits	Value of Accelerated Equity Awards	Tax Gross-Ups	Retirement Plans
Without Cause	$271,050	$108,420	$39,107	--	$235,846	$262,927
With Cause	--	--	--	--	$235,846	$262,927
Change in Control	$542,100	$216,840	$78,214	$439,903	$235,846	$876,424
Death	--	--	--	--	$235,846	$876,424
Disability	--	--	--	--	$235,846	$587,204

Yvonne V. Scoggins, Senior Vice President Business Analysis

Termination Reason	Cash Severance	Bonus	Benefits	Value of Accelerated Equity Awards	Tax Gross-Ups	Retirement Plans
Without Cause	$542,100	$216,840	$89,502	--	--	--
With Cause	--	--	--	--	--	--
Change in Control	$813,150	$325,260	$134,253	$459,310	--	--
Death	--	--	--	--	--	--
Disability	--	--	--	--	--	--

Director Compensation in Fiscal Year 2007

The directors who are employees of the Company receive no additional compensation for serving on the Board of Directors.  In calendar year 2007, Directors who were not employees of the Company received a retainer of $6,250 per quarter, plus $1,500 for each Board and committee meeting attended, and were reimbursed for any travel expenses incurred.  Effective July 1, 2007, the quarterly retainer was increased to $7,500.  The following directors also received additional quarterly retainers for serving as Chairperson’s of Board Committees: Mr. Bleser received $2,500 quarterly (increased to $3,750 July 1, 2007) for serving as Chairman of the Company’s Audit Committee, Mr. Stribling received $1,250 quarterly (increased to $2,500 July 1, 2007) for serving as Chairman of the Compensation Committee, and Mr. Yetter received $625 in the first two quarters of 2007.  Mr. Yetter’s quarterly retainer was increased to $2,500 on July 1, 2007, in recognition of his role as Lead Independent Director.  In 2007, Mr. Yetter also served as Chairman of the Corporate Governance and Nominating Committee.

In addition, under the 2005 Directors’ Non-Qualified Stock Option Plan, all non-employee directors are entitled to receive an initial grant of options to purchase 6,000 shares of the Company’s Common Stock and at each annual meeting of stockholders after their first full year serving as a director, an additional grant of options to purchase 6,000 shares of Common Stock.  The option price for all such options is the fair market value of the underlying common stock on the date of grant.  Options have a ten year term and vest monthly over 12 months.  On June 5, 2007, each Non-Employee Director other than Ms. Mangum was awarded an option to purchase 6,000 shares of Common Stock at a price of $31.41 per share under the 2005 Directors’ Non-Qualified Stock Option Plan.  Ms. Mangum was not eligible for the June 5, 2007, grant because she was elected to the Board of Directors on September 21, 2006, whereupon she received an initial option to purchase 6,000 shares of Common Stock at a price of $27.53, and has to serve as a non-employee director, as of the time of the next annual meeting, for at least one year to be eligible for subsequent option grants.

The following table sets forth a summary of the compensation paid to non-employee directors in fiscal year 2007.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Joseph G. Bleser	$64,000	-	$79,102	-	-	-	$143,102
J. Terry Dewberry	$51,500	-	$79,102	-	-	-	$130,602

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Donald J. Lothrop	$48,500	-	$79,102	-	-	-	$127,602
Myldred H. Mangum	$41,000	-	$57,036	-	-	-	$98,036
Guy W. Millner	$47,000	-	$79,102	-	-	-	$126,102
Kaaren J. Street	$50,000	-	$79,102	-	-	-	$129,102
Thomas S. Stribling	$57,500	-	$79,102	-	-	-	$136,602
Wayne P. Yetter	$60,750	-	$79,102	-	-	-	$139,852

________________________

(1)
Parker H. Petit, Chairman and Chief Executive Officer, and Richard M. Hassett, M.D., President and Chief Operating Officer, are not included in this table as they were employees of the Company in 2007 and received no compensation as a director.

(2)
Represents the compensation expense recorded in 2007 for current and prior year grants computed in accordance with SFAS 123R, disregarding estimates of forfeitures related to service-based vesting conditions.  Additional information about the assumptions used in these calculations is available in Note 9 to the Company’s Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2007.

Compensation Committee Interlocks and Insider Participation

During 2007, the Compensation Committee was responsible for executive compensation decisions as described above.  The Compensation Committee consists of Kaaren J. Street, Thomas S. Stribling and Wayne P. Yetter.  No member of the Compensation Committee currently serves or has served as an executive officer or employee of the Company.  In addition, none of these individuals had any relationship requiring disclosure under “Certain Relationships and Related Transactions.” During the year ended December 31, 2007, (i) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; and (iii) no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents the number of shares of Matria common stock owned beneficially as of April 2, 2008, by Matria's Chief Executive Officer and the Chief Financial Officer, the three other most highly compensated executive officers for the fiscal year ended December 31, 2007, Matria's directors, Matria's directors and executive officers as a group, and all other persons known by Matria to beneficially own more than 5% of Matria's common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Wellington Management Company, LLP(3)	1,932,114	8.7%
EARNEST Partners, LLC(4)	2,376,295	10.7%
TimesSquare Capital Management, LLC(5)	1,198,500	5.4%
UBS Global Asset Management (Americas) Inc.(6)	1,073,591	4.9%
HWP Capital Partners II, L.P.(7)	1,380,388	6.2%
T. Rowe Price Associates, Inc.(8)	2,772,282	12.5%
Parker H. Petit(9)	1,784,291	8.1%
Richard M. Hassett, M.D.(l0)	199,536	---
Jeffrey L. Hinton(11)	22,225	---

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Roberta L. McCaw(12)	66,968	---
Yvonne V. Scoggins(13)	65,641	---
Joseph G. Bleser(14)	17,507	---
J. Terry Dewberry(15)	12,500	---
Donald J. Lothrop(16)	11,500	---
Myldred H. Mangum(17)	6,000	---
Guy W. Millner(18)	38,875	---
Kaaren J. Street(19)	17,500	---
Thomas S. Stribling(20)	48,280	---
Wayne P. Yetter(21)	23,500	---
All executive officers and directors as a group (14 persons)(22)	2,397,242	10.8%
— Less than 1%
_______________________

(1)
Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of such security ("voting power") or the power to dispose or to direct the disposition of such security ("investment power").  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days as well as any securities owned by such person's spouse, children or relatives living in the same house.  Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

(2)
Based on 22,124,076 shares of Matria common stock outstanding on April 2, 2008.  With respect to each person or group in the table, assumes that such person or group has exercised all options, warrants and other rights to purchase Matria common stock which he or she beneficially owns and which arc exercisable within 60 days and that no other person has exercised any such rights.

(3)
The number of shares owned is based on information contained in a report on Schedule 13G/A (Amendment No. 10) filed with the SEC on February 14, 2008.  The address of Wellington Management Company, LLP ("WMC") is 75 State Street, Boston, Massachusetts 02109.  According to its Schedule 13G, WMC, in its capacity as investment adviser, may be deemed to beneficially own 1,932,114 shares of Matria common stock, which shares are held of record by clients of WMC.  WMC reports that it has no power to vote or direct the vote of such shares and shared power to dispose or direct the disposition of such shares, while its clients have the right to receive, or direct the receipt of, dividends from, or proceeds from the sale of, such shares.

(4)
The number of shares owned is based on information contained in a report on Schedule 13G/A (Amendment No. 5) filed with the SEC on January 31, 2008.  The address of EARNEST Partners, LLC ("EARNEST") is 75 14th Street, Suite 2300, Atlanta, Georgia 30309.  According to its Schedule 13G/A, EARNEST, in its capacity as investment advisor, may be deemed to beneficially own 2,376,295 shares of Matria common stock.

(5)
The number of shares is based on information contained in a report on Schedule 13G filed with the SEC on February 9, 2007.  The address of TimesSquare Capital Management, LLC ("TimesSquare") is 1177 Avenue of the Americas, 39th Floor, New York, New York 10036.  According to its Schedule I3G, TimesSquare, in its capacity as investment advisor, may be deemed to beneficially own 1,198,500 shares of Matria common stock.

(6)
The number of shares is based on information contained in a report on Schedule 13G/A (Amendment No. 1) filed with the SEC on February 20, 2007.  The address of UBS Global Asset Management (Americas) Inc. ("UBS") is One North Wacker, Chicago, Illinois 60606.  According to its Schedule I3G Amendment No. 1, UBS, in its capacity as investment advisor, may be deemed to beneficially own 1,073,591 shares of Matria common stock.

(7)
The number of shares is based on information contained in a report on Schedule 13G filed with the SEC on August 3, 2007.  The address of HWP Capital Partners II, L.P. is c/o Haas Wheat & Partners, L.P., 300 Crescent Court, Suite 1700, Dallas, Texas 75201.  According to its Schedule 13G, HWP Capital Partners II, L.P., in its capacity as investment advisor, may he deemed to beneficially own 1,380,388 shares of Matria common stock.

(8)
The number of shares is based on information contained in a report on Schedule 13G/A (Amendment No. 1) filed with the SEC on February 13, 2008.  The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.  According to its Schedule 13G/A (Amendment No. 1) T. Rowe Price Associates, Inc., in its capacity as investment advisor, may be deemed to beneficially own 2,772,282 shares of Matria common stock, 1,317,756 shares of which are held by T. Rowe Price New Horizons Fund, Inc.

(9)
Represents 814,417 shares owned by Mr. Petit, 77,545 shares of restricted stock, 73,832 shares held by Petit Investments Limited Partnership, 90,000 shares held by Cox Road Partners LLLP, 3,750 shares held by Petit Grantor Trust, 6,720 shares owned by his spouse, and 718,027 shares which are subject to purchase upon exercise of options exercisable within 60 days. Mr. Petit's address is 1850 Parkway Place, Marietta, Georgia 30067.

(10)
Represents 7,872 shares owned by Dr. Hassett, 38,667 shares of restricted stock, and 152,997 shares which are subject to purchase upon exercise of options exercisable within 60 days.  Dr. Hassett resigned as President and Chief Operating Officer effective January 29, 2008.

(11)	Represents 4,890 shares owned by Mr. Hinton, 15,668 shares of restricted stock, and 1,667 shares subject to purchase upon exercise of options.

(12)	Represents 17,087 shares owned by Ms. McCaw, 13,334 shares of restricted stock, and 36,547 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(13)	Represents 666 shares owned by Ms. Scoggins, 13,334 shares of restricted stock, and 51,641 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(14)	Represents 7 shares owned by Mr. Bleser and 17,500 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(15)	Represents 1,000 shares owned by Mr. Dewberry and 11,500 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(16)	Represents shares which are subject to purchase upon exercise of options exercisable within 60 days.

(17)	Represents shares which are subject to purchase upon exercise of options exercisable within 60 days.

(18)	Represents 11,250 shares owned by Mr. Millner and 27,625 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(19)	Represents shares which are subject to purchase upon exercise of options exercisable within 60 days.

(20)	Represents 1,905 shares owned by Mr. Stribling and 46,375 shares which are subject to purchase upon exercise of options exercisable within 60 days.

(21)	Represents shares which are subject to purchase upon exercise of options exercisable within 60 days.

(22)	Includes 1,178,574 shares which are subject to purchase upon exercise of options exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

All related party transactions are subject to review by management and the Audit Committee and approved by the full Board of Directors. We believe that the terms for all related party transactions are at least as favorable as those that could be obtained from a third party.  Nasdaq Listing Standards Rule 4350(h) requires the Company to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis and further requires all such transactions to be approved by the Company's Audit Committee or another "independent body" of the Board of Directors. The term "related party transaction" is generally defined as any transaction (or series of related transactions) in which the Company is a participant and the amount involved exceeds $120,000, and in which any director, director nominee, or executive officer of the Company, any holder of more than 5% of the outstanding voting securities of the Company, or any immediate family member of the foregoing persons will have a direct or indirect interest. The term includes most financial transactions and arrangements, such as loans, guarantees and sales of property, and remuneration for services rendered (as an employee, consultant or otherwise) to the Company.  In 2007, the Company did not enter into any related party transactions.

The Company’s Corporate Governance Guidelines provide that a majority of the members of the Board must meet the criteria for independence as required by the listing standards of Nasdaq.  The Corporate Governance and Nominating Committee reviews annually the relationships that each director has with the Company.  Following such annual review, only those directors who the full Board of Directors affirmatively determines have no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) are considered independent directors, subject to additional qualifications prescribed under the listing standards of Nasdaq.  In this regard, the Board of Directors has determined that Messrs. Bleser, Dewberry, Lothrop, Millner, Stribling and Yetter, Ms.

Mangum and Ms. Street, constituting a majority of the directors, are independent in accordance with applicable law and Nasdaq rules.

In addition, each member of the Company’s three standing committees of the Board of Directors is independent under the rules of Nasdaq, and each member of the Audit Committee also meets the independence requirements set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934.

Item 14.  Principal Accountant Fees and Services
The following table presents fees for professional audit services rendered by KPMG for the audit of the Company’s annual financial statements for 2007 and 2006, and fees billed for other services rendered by KPMG.

	2007	2006

Audit fees (1)	$855,000	$1,151,000

Audit-related fees (2)	52,000	31,750
Audit and audit related fees	907,000	1,182,750

Tax fees (3)	10,000	28,928

Total fees	$917,000	$1,211,678

(1)	Audit fees included reviews and consents related to SEC registration statements.
(2)
Audit-related fees in 2007 consisted of fees for audit of the Company's system implementation.  Audit-related fees in 2006 consisted of fees for audits of financial statements of certain employee benefit plans and actuarial fees for the Company’s insurance subsidiary.

(3)	Tax fees consisted of fees for tax consultation services.

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which includes the requirements for the Audit Committee to pre-approve audit and non-audit services provided by KPMG.  Annual audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee.

The Audit Committee has delegated pre-approval authority to the Chairman of the Committee, but any pre-approval decisions must be reported to the Audit Committee at its next scheduled meeting.

All of the audit-related fees and tax fees for 2007 and 2006 were approved in advance by the Audit Committee.

KPMG has been appointed by Matria’s Board of Directors to audit the accounts of Matria and its subsidiaries for the fiscal year ending December 31, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)                      Financial Statements
None.

(a)(2) Financial Statement Schedules

None.

(a)(3)  Exhibits
The following exhibits are filed as part of this Report:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit

31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIA HEALTHCARE, INC.

Signature	Title	Date

/s/ Parker H. Petit	Chairman of the Board and Chief Executive Officer	April 29, 2008
name

/s/ Jeffrey L. Hinton	Senior Vice President and Chief Financial Officer	April 29, 2008
name

/s/ Joseph A. Blankenship	Vice President - Controller (Principal Accounting Officer)	April 29, 2008
name

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Parker H. Petit	Chairman of the Board	April 29, 2008
Parker H. Petit	and Chief Executive Officer

*	Director	April 29, 2008
Joseph G. Bleser

*	Director	April 29, 2008
J. Terry Dewberry

*	Director	April 29, 2008
Donald J. Lothrop

*	Director	April 29, 2008
Myldred H. Mangum

*	Director	April 29, 2008
Guy W. Millner

*	Director	April 29, 2008
Kaaren J. Street

*	Director	April 29, 2008
Thomas S. Stribling

*	Director	April 29, 2008
Wayne P. Yetter

*By: /s/  Parker H. Petit___________
    Attorney-in-Fact