Form 10-Q
period 2008-03-31
MATRIA HEALTHCARE INC
filed 2008-05-06
CIK 1007228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

Commission file number 0-20619

MATRIA HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2091331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Parkway Place Marietta, Georgia 30067	(770) 767-4500
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐                                                   Accelerated filer ☒       Non-accelerated filer ☐         Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No ☒

The number of shares outstanding of the issuer’s only class of common stock, $.01 par value, as of May 1, 2008, was 21,526,924.

MATRIA HEALTHCARE, INC.
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)]

	March 31,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$23,070	$19,501
Trade accounts receivable, less allowances of $3,603 and
$4,559 at March 31, 2008 and December 31, 2007, respectively	46,591	45,968
Prepaid expenses and other current assets	10,803	11,479
Deferred income taxes	15,308	15,308
Total current assets	95,772	92,256

Property and equipment, net	40,027	40,013
Goodwill, net	494,895	494,718
Other intangibles, net	46,960	48,746
Other assets	9,791	10,505
	$687,445	$686,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, principally trade	$8,882	$8,365
Current installments of long-term debt	43,475	43,988
Unearned revenues	11,331	10,097
Accrued liabilities	17,499	19,584
Total current liabilities	81,187	82,034
Long-term debt, excluding current installments	242,828	238,688
Deferred income taxes	5,115	7,257
Other long-term liabilities	6,682	7,019
Total liabilities	335,812	334,998

Shareholders' equity:
Preferred stock, $.01 par value. Authorized 50,000 shares;
none outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, $.01 par value. Authorized 50,000 shares;
issued and outstanding 21,498 and 21,420 at March 31, 2008
and December 31, 2007, respectively	215	214
Additional paid-in capital	433,390	430,531
Accumulated deficit	(76,133)	(76,389)
Accumulated other comprehensive earnings	(5,839)	(3,116)
Total shareholders' equity	351,633	351,240
	$687,445	$686,238

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$79,512	$86,024

Cost of revenues	25,593	26,493
Selling and administrative expenses	45,516	43,164
Provision for doubtful accounts	941	1,219
Amortization of intangible assets	1,786	1,786
Total costs and operating expenses	73,836	72,662

Operating earnings from continuing operations	5,676	13,362

Interest income	260	378
Interest expense	(5,615)	(5,648)
Other income, net	65	323
Earnings from continuing operations before income taxes	386	8,415
Income tax expense	(162)	(3,454)
Earnings from continuing operations	224	4,961
Earnings (loss) from discontinued operations	32	(154)
Net earnings	$256	$4,807

Net earnings per common share:
Basic:
Continuing operations	$0.01	$0.23
Discontinued operations	-	-
	$0.01	$0.23

Diluted:
Continuing operations	$0.01	$0.23
Discontinued operations	-	(0.01)
	$0.01	$0.22

Weighted average shares outstanding:
Basic	21,466	21,307
Diluted	21,968	21,828

See accompanying notes to consolidated condensed financial statements.

Matria Healthcare, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$256	$4,807
Less earnings (loss) from discontinued operations, net of income taxes	32	(154)
Earnings from continuing operations	224	4,961
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including debt discount and expenses)	5,387	5,191
Provision for doubtful accounts	941	1,219
Deferred income taxes	79	1,547
Share-based compensation	1,839	2,709
Excess tax benefit - share-based compensation	-	(118)
Other	12	-
Changes in assets and liabilities:
Trade accounts receivable	(1,564)	(3,234)
Prepaid expenses and other current assets	676	(690)
Noncurrent assets	(91)	(136)
Accounts payable	517	(4,863)
Accrued and other liabilities	(744)	(362)
Net cash provided by continuing operations	7,276	6,224
Net cash provided by (used in) discontinued operations	55	(519)
Net cash provided by operating activities	7,331	5,705

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,443)	(3,105)
Increase in restricted cash	-	(16)
Net cash used in investing activities	(3,443)	(3,121)

Cash Flows from Financing Activities:
Principal repayments of debt	(1,339)	(1,383)
Proceeds from issuance of common stock	1,020	960
Excess tax benefit - share-based compensation	-	118
Net cash used in financing activities	(319)	(305)
Net increase in cash and cash equivalents	3,569	2,279
Cash and cash equivalents at beginning of year	19,501	19,839
Cash and cash equivalents at end of period	$23,070	$22,118

Supplemental disclosure of cash paid for:
Interest	$5,225	$5,127
Income taxes	$206	$70

See accompanying notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements
 (Unaudited)

1.  General

The consolidated condensed financial statements as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007, respectively, are unaudited.  The consolidated condensed balance sheet as of December 31, 2007, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  In preparing financial statements, it is necessary for management to make assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes.  These estimates and assumptions are developed based upon all information available.  Actual results could differ from estimated amounts.  In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for fair presentation of the consolidated condensed financial position and results of operations for the periods presented have been included.  The results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. References herein to “we,” “us,” “our,” the “Company,” and “Matria” refer to Matria Healthcare, Inc. and its consolidated subsidiaries.

2.  Recently Issued and Recently Adopted Accounting Standards

      Fair Value Measurements.  We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), as of January 1, 2008.   SFAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, the adoption of SFAS 157 on January 1, 2008, is limited to financial assets and liabilities.  The initial adoption did not have a material impact on our financial position or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities, and we have not yet determined the impact that it will have on our financial statements upon full adoption on January 1, 2009.  See Note 11 for additional information.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis with a few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  We adopted SFAS 159 on January 1, 2008, and did not elect the fair value measurement for any of our financial assets or liabilities.

Disclosures about Derivative Instruments.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting.  Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 and will be effective for all financial statements January 1, 2009. We are currently evaluating the impact on the disclosures for our derivative instruments and hedging activities.

3.         Plan of Merger

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

At the effective time of the merger, by virtue of the merger and without any action on the part of the holders of any capital stock of Matria, each share of common stock of Matria issued and outstanding immediately prior to the effective time will be converted into the right to receive: (i) a portion of a share of Inverness convertible preferred stock having a stated value of $32.50 (the $400 liquidation value of a share of Inverness convertible preferred stock multiplied by 0.08125, which is the exchange ratio of the issuance of Inverness convertible preferred stock in the merger), and (ii) $6.50 in cash. The merger has been approved by the Boards of Directors of both companies.  The completion of the merger is subject to obtaining the approval of Matria shareholders at a meeting scheduled on May 8, 2008.  Matria and Inverness will continue to operate separately until the transaction closes. Inverness has filed a registration statement on Form S-4 with the SEC in connection with the proposed merger, which includes additional information related to the proposed merger and Matria’s proxy statement and Inverness’s prospectus for the proposed transaction.

4.           Acquisition Contingent Consideration

In connection with our acquisition of Miavita LLC (“Miavita”) on April 1, 2005, we were required to pay additional consideration in future periods, based upon a percentage of specified revenues pertaining to certain customer agreements.  For the third earn-out period ended March 31, 2008, we accrued $177,000, payable on May 15, 2008, for additional acquisition consideration and recorded the amount as a decrease to goodwill.  Additional consideration payments will be payable in future periods through 2010, which we estimate to be less than $250,000.

5.           Comprehensive Earnings (Loss)

Comprehensive earnings generally include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  Comprehensive earnings consist of net earnings and net unrealized gains and losses on derivative instruments.  Comprehensive earnings (loss) for the three-months ended March 31, 2008 and 2007, were $(2.5) million and $4.7 million, respectively.

6.           Income Taxes

       We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of implementing FIN 48, we derecognized $524,000 in income tax benefits for certain tax positions for which there is uncertainty and recognized $145,000 of related interest and penalties. These adjustments resulted in increases of $669,000 to beginning Accumulated deficit and to Other long-term liabilities. As of March 31, 2008 and December 31, 2007, we had a liability of $971,000 for tax benefits recognized which may not be sustained. We recognize interest and penalties related to unrecognized tax benefits in Interest expense and Selling and administrative expenses, respectively on the consolidated condensed statement of operations.  At March 31, 2008 and December 31, 2007, we accrued $288,000 and $213,000, respectively, for the payment of interest and penalties.  These amounts are included in Other long-term liabilities on the consolidated condensed balance sheets.

7.           Earnings Per Share

                      The computations for basic and diluted net earnings per common share are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Net earnings (loss) - basic and diluted:
Continuing operations	$224	$4,961
Discontinued operations	32	(154)
Net earnings available to common shareholders	$256	$4,807

Shares:
Weighted average common shares outstanding - basic	21,466	21,307
Dilutive effect of:
Stock options and employee stock purchase plan	455	444
Unvested restricted stock awards	47	77
Weighted average common shares outstanding - diluted	21,968	21,828

Basic:
Continuing operations	$0.01	$0.23
Discontinued operations	-	-
	$0.01	$0.23
Diluted:
Continuing operations	$0.01	$0.23
Discontinued operations	-	(0.01)
	$0.01	$0.22

    The calculation of diluted earnings per share excludes the antidilutive effect of 1.6 million shares of stock options and unvested restricted stock awards in both three-month periods ended March 31, 2008 and 2007.

8.   Share -Based Compensation

Share-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for the share-based awards granted after December 31, 2005, and for share-based awards granted prior to but not vested as of our adoption of FASB SFAS No. 123(revised 2004), Share-Based Payment.

At March 31, 2008, total compensation cost related to unvested share-based awards granted to employees under stock option plans but not yet recognized, totaled $14.5 million after estimating forfeitures and before income taxes.  Of this amount, approximately $6.3 million relates to shares of unvested restricted stock. The expense of all unvested share-based awards is expected to be recognized over an estimated weighted average period of 2.4 years. Our restricted stock awards are performance-based and service-based, and compensation expense for restricted stock awards is recognized using the tranche method (performance-based awards) or the straight line method (service-based awards) over the vesting period. The remaining unrecognized compensation expense for the performance-based restricted stock awards may vary each reporting period based on changes in the expected achievement of performance measures.

The impact on our results of operations of recording share-based compensation for the three months ended March 31, 2008 and 2007, was as follows:

	Three Months Ended
	March 31,
	2008	2007
Share-based compensation expense	$1,839	$2,709
Income tax benefit	(585)	(884)
Share-based compensation expense, net of income taxes	$1,254	$1,825

Effect on diluted earnings per share	$(0.06)	$(0.08)

9.           Long-Term Debt

We have a $485.0 million Credit Facility, as amended, with Bank of America, N.A., which matures in January 2012.  Under the terms of the agreement, the amounts borrowed accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the credit agreement.  Interest rates for the Credit Facility are reset quarterly. Amounts borrowed are fully and unconditionally guaranteed on a joint and several basis by substantially all of our subsidiaries. As of March 31, 2008, the outstanding balance under the Credit Facility was $266.1 million, excluding the Revolving Credit Facility noted below.

Our Revolving Credit Facility provided that the amounts borrowed accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio.  On February 23, 2007, we entered into a third amendment to the Credit Facility, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million.  All other terms of the Credit Facility, as amended, remain unchanged.  At March 31, 2008, there was $10.0 million outstanding under the Revolving Credit Facility, and the available balance was $38.9 million.

The Credit Facility contains, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the Credit Facility include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At March 31, 2008, we were in compliance with all covenants of the Credit Facility.

The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 7.99% and 8.07% for the three-month periods ended March 31, 2008 and 2007, respectively.

10.  Derivative Financial Instruments

In February and May 2006, we entered into two interest rate swap agreements, each with a notional amount of $100.0 million, to hedge exposure to fluctuations in interest rates related to our Credit Facility.  The agreements, which have two-year terms, have the economic effect of converting $200.0 million of floating-rate debt under the Credit Facility to fixed-rate debt.  In February 2008, we terminated the February 2006 swap according to the terms of the agreement.  The provisions of the May 2006 agreement provide that we pay the bank a fixed base rate of 5.350%, and the bank will pay us a floating rate based on three-month LIBOR (2.703% at March 31, 2008). The variable rate is reset quarterly.

In August 2007, we entered into two additional interest rate swap agreements, each with a notional amount of $100.0 million.  The terms of these agreements are scheduled to become effective after the termination of the swaps noted above, in February and May 2008. The term of the February 2008 swap began as scheduled.  These agreements also have two-year terms and have the economic effect of converting $200.0 million of floating-rate debt to fixed-rate debt.  We will pay the bank fixed base rates of 4.890% and 4.910%, respectively, under these swap arrangements, and the bank will pay us floating rates based on three-month LIBOR.

On the dates the interest rate swap derivative contracts were entered into, we designated the derivatives as hedges of the variability of cash flow to be paid (“cash flow” hedge).  Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows.  We reflected the interest rate swap agreements on the consolidated condensed balance sheets at fair value (liabilities of $10.1 million and $5.1 million at March 31, 2008, and December 31, 2007, respectively), which was based upon the estimated amount we would pay upon settlement of the agreements taking into account interest rates on those dates.  For the three-month periods ended March 31, 2008 and 2007, we recognized net gains (losses) of $(328,000) and $79,000, respectively, from the cash flow hedges.  These amounts are included in Interest expense in the consolidated condensed statements of operations.

11.  Fair Value Measurement

In September 2006, the FASB issued SFAS 157.  SFAS 157 does not require any new fair value measurements, rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosures about fair value measurements. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Level inputs, as defined by SFAS 157, are as follows:

Level Input                Input Definition

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

As of March 31, 2008, our financial liabilities that are measured at fair value on a recurring basis are our derivative financial instruments, which consist of interest rate swaps.  See Note 10 for further information about our derivative instruments and hedging activities. The fair values of the swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  We have, therefore, categorized these swap contracts as Level 2.

The following table summarizes our fair value measurements at March 31, 2008, for financial liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Fair value of interest rate swap agreements	$-	$10,065	$-	$10,065

12.  Contingencies

In connection with our acquisition of CorSolutions, we are pursuing a claim for fraudulent misrepresentation, concealment and breach of contract before the American Arbitration Association in Chicago, Illinois, seeking damages in an unspecified amount.  There is no assurance that we will prevail in this proceeding.

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

13.  Supplemental Disclosures Regarding Revenue

Our revenues are generated from the following sources:  our disease and condition management services, our wellness programs and our maternity management services. The following table summarizes our revenues for these services and programs (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Disease and Condition Management	$46,158	$52,758
Wellness	6,149	6,829
Maternity Management	27,205	26,437
Total Revenues	$79,512	$86,024

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the other financial information in this Report and the consolidated financial statements and related notes and other financial information in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Commission” or “SEC”).  The discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” in the Annual Report.  The historical results of operations are not necessarily indicative of future results.

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

Plan of Merger
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

At the effective time of the merger, by virtue of the merger and without any action on the part of the holders of any capital stock of Matria, each share of common stock of Matria issued and outstanding immediately prior to the effective time will be converted into the right to receive: (i) a portion of a share of Inverness convertible preferred stock having a stated value of $32.50 (the $400 liquidation value of a share of Inverness convertible preferred stock multiplied by 0.08125, which is the exchange ratio of the issuance of Inverness convertible preferred stock in the merger), and (ii) $6.50 in cash. The merger has been approved by the Boards of Directors of both companies.  The completion of the merger is subject to obtaining the approval of Matria shareholders at a meeting scheduled on May 8, 2008.  Matria and Inverness will continue to operate separately until the transaction closes. Inverness has filed a registration statement on Form S-4 with the SEC in connection with the proposed merger, which includes additional information related to the proposed merger and Matria’s proxy statement and Inverness’s prospectus for the proposed transaction.

Results of Operations

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

The following table summarizes key components in our financial statements for continuing operations for the three-month periods ended March 31, 2008 and 2007, respectively, expressed as a percentage of revenues. An explanation of the results follows the table.

	Three Months Ended
	March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	32.2%	30.8%
Gross margin	67.8%	69.2%
Selling and administrative expenses	57.2%	50.2%
Provision for doubtful accounts	1.2%	1.4%
Amortization of intangible assets	2.2%	2.1%
Operating earnings	7.1%	15.5%
Interest expense, net	6.7%	6.1%
Other income, net	0.1%	0.4%
Earnings from continuing operation before income taxes	0.5%	9.8%
Income tax expense	0.2%	4.0%
Earnings from continuing operations	0.3%	5.8%

Note: Totals may not foot due to rounding.

Our first quarter 2008 revenues were $79.5 million, a decrease of $6.5 million, or 7.6%, from $86.0 million in the comparable period in 2007.  Disease and condition management revenues decreased $6.6 million, or 12.5%, and wellness program revenues decreased $681,000, or 10.0%, in the first three months of 2008 compared to 2007. These decreases were largely due to (i) the loss of one of our large health plan accounts and (ii) the loss of several smaller accounts resulting from increased competition for our Administrative Services Only, or ASO, customers.  These decreases were partially offset by increases from the implementation of new and expanded disease management and wellness contracts.  Additionally, our maternity management program revenues increased $768,000, or 2.9%, to $27.2 million for the quarter ended March 31, 2008, primarily due to an increase in census and patient days for certain preterm labor management services, as well as higher revenues from our MaternaLink® services.

Cost of revenues consists primarily of clinical labor and supplies related to the provision of services. Cost of revenues as a percentage of revenues increased to 32.2% for the three-month period ended March 31, 2008, from 30.8% in 2007.  This increase was primarily due to the decrease in our high-margin disease management and wellness revenues.  Cost as a percentage of revenues for our maternity management services decreased due to the availability of a lower cost generic drug for Zofran, which is used for nausea and vomiting in our maternity management services, and due to a reduction in costs as a result of the implementation of cost reduction initiatives.

Selling and administrative expenses increased $2.4 million, or 5.5%, to $45.5 million for the quarter ended March 31, 2008, from $43.2 million in 2007. We incurred approximately $1.8 million of legal, accounting and financial advisor expenses related to our pending acquisition by Inverness. Additionally, our costs for salaries and other personnel-related expenses increased $1.8 million due primarily to severance payable to certain senior-level management. These increases were partially offset by a reduction of $870,000 for share-based compensation expense due the exclusion of expense for certain performance-based restricted stock awards. Because expense for restricted stock awards is recognized using the tranche method

(performance-based awards) or the straight line method (service-based awards) over the vesting period, our recognition of compensation expense for the performance-based restricted stock awards may vary each reporting period based on changes in the expected achievement of performance measures. Selling and administrative expenses as a percentage of revenues increased to 57.2% in the first quarter of 2008 from 50.2% in the same period of 2007.

The provision for doubtful accounts as a percentage of revenues was 1.2% for the three-month period ended March 31, 2008, compared to 1.4% in 2007.  The provision, which is recorded primarily for our maternity management program revenues, is adjusted periodically based upon our quarterly evaluation of historical collection experience, recoveries of amounts previously provided, industry reimbursement trends and other relevant factors.

We recorded $1.8 million expense in both three-month periods of 2008 and 2007 from the amortization of intangible assets.  The amortization expense results from our acquisitions of CorSolutions in 2006, and WinningHabits and Miavita in 2005.

Interest expense remained stable at $5.6 million for both quarters ended March 31, 2008 and 2007. The weighted average interest rates, including amortization of debt discount and expense, on all outstanding indebtedness were 7.99% and 8.07% for the quarters ended March 31, 2008 and 2007, respectively.

Income tax expense was $162,000 and $3.5 million for the three months ended March 31, 2008 and 2007, respectively.  Our effective income tax rates were 42.0% in 2008 and 41.0% in 2007. The effective income tax rate is higher than the statutory federal tax rate due to state income taxes and certain non-deductible expenses for tax purposes.  Cash outflows for income taxes for continuing and discontinued operations in 2008 and 2007 were $206,000 and $70,000, respectively, comprised of federal alternative minimum taxes and state income taxes.  As of December 31, 2007, our remaining net operating loss carryforwards were $49.4 million, which we expect will be available to offset future taxable income, subject to certain limitations. We expect to use approximately $21.6 million of our net operating loss carryforwards in 2008.

Discontinued operations include the operations of Facet Technologies LLC (“Facet”) and our foreign diabetes service operations in Germany (“Dia Real”), which we sold in the third and forth quarters of 2006, respectively.

Liquidity and Capital Resources

Operating Activities
As of March 31, 2008, we had cash and cash equivalents of $23.1 million.  In the first three months of 2008, operating activities from continuing operations provided $7.3 million of cash, compared with $6.2 million provided in the comparable period of 2007.  This increase was due primarily to decreases in accounts payable in the first three months of 2007, as well as the change in accounts receivable, which used $1.6 million of cash in the first quarter of 2008 compared to a use of $3.2 million in the same period of 2007.  Our days’ sales outstanding, or DSO, decreased to 53 days at March 31, 2008, from 58 days at March 31, 2007.  Our DSO at December 31, 2007, was 47 days.

Net cash provided by (used in) discontinued operations was $55,000 and $(519,000) for the three-month periods ended March 31, 2008 and 2007, respectively, driven primarily by the payment of certain expenses related to the sale of Facet and Dia Real in 2007.

Investing Activities
Net cash used in investing activities totaled $3.4 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively, which is attributable to capital expenditures for the replacement and enhancement of computer information systems.  We expect to expend a total of approximately $12.0 million for capital items in 2008, including capital expenditures made in the first three months.

Financing Activities
Net cash used in financing activities was $319,000 and $305,000 for the three months ended March 31, 2008 and 2007, respectively.  We repaid $1.3 million and $1.4 million of short-term indebtedness and capital lease obligations during the three-month periods ended March 31, 2008 and 2007, respectively.  We received $1.0 million and $960,000 from participants under our stock purchase and stock option plans in the 2008 and 2007 periods, respectively.

We have a Credit Facility, as amended, with Bank of America, N.A., which matures in January 2012.  Under the terms of the agreement, the amounts borrowed accrue interest at a variable spread over LIBOR, with the applicable spread determined by the Company’s consolidated leverage ratio, as described in the agreement.  Interest rates for the Credit Facility are reset quarterly. Amounts borrowed are fully and unconditionally guaranteed on a joint and several basis by substantially all of our subsidiaries. As of March 31, 2008, the outstanding balance under the Credit Facility was $266.1 million, excluding the Revolving Credit Facility noted below.

Our Revolving Credit Facility provide that amounts borrowed accrue interest at a variable spread over LIBOR or the prime rate, at our option, with the applicable spread determined by reference to our consolidated leverage ratio.  On February 23, 2007, we entered into a third amendment to the Credit Facility, the terms of which increased our borrowing capacity under the Revolving Credit Facility from $30.0 million to $50.0 million.  All other terms of the Credit Facility, as amended, remain unchanged.  At March 31, 2008, there was $10.0 million outstanding under the Revolving Credit Facility, and the available balance was $38.9 million.

The Credit Facility contains, among other things, various representations, warranties and affirmative, negative and financial covenants customary for financings of this type. The negative covenants include, without limitation, certain limitations on transactions with affiliates, liens, making investments, the incurrence of debt, sales of assets, and changes in business. The financial covenants contained in the Credit Facility include a consolidated leverage ratio and a consolidated fixed charges coverage ratio. At March 31, 2008, we were in compliance with all covenants of the Credit Facility.

In February and May 2006, we entered into two interest rate swap agreements, each with a notional amount of $100.0 million, to hedge exposure to fluctuations in interest rates related to our Credit Facility.  The agreements, which have two-year terms, have the economic effect of converting $200.0 million of floating-rate debt under the Credit Facility to fixed-rate debt.  In February 2008, we terminated the February 2006 swap according to the terms of the agreement.  The provisions of the May 2006 agreement provide that we pay the bank fixed base rate of 5.350%, and the bank will pay us a floating rate based on three-month LIBOR (2.703% at March 31, 2008). The variable rate is reset quarterly.

In August 2007, we entered into two additional interest rate swap agreements, each with a notional amount of $100.0 million.  The terms of these agreements are scheduled to become effective after the termination of the swaps noted above, in February and May 2008.  The term of the February 2008 swap began as scheduled.  These agreements also have two-year terms and have the economic effect of converting $200.0 million of floating-rate debt to fixed-rate debt.  We will pay the bank fixed base rates of 4.890% and 4.910%, respectively, under these swap arrangements, and the bank will pay us floating rates based on three-month LIBOR.

On the dates the interest rate swap derivative contracts were entered into, we designated the derivatives as hedges of the variability of cash flow to be paid (“cash flow” hedge).  Under cash flow hedge accounting, changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows.  We reflected the interest rate swap agreements on the consolidated condensed balance sheets at fair value (liabilities of $10.1 million and $5.1 million at March 31, 2008, and December 31, 2007, respectively), which was based upon the estimated amount we would pay upon settlement of the agreements taking into account interest rates on those dates.  For the three-month periods ended March 31, 2008 and 2007, we recognized net gains (losses) of $(328,000) and $79,000, respectively, from the cash flow hedges.  These amounts are included in Interest expense in the consolidated condensed statements of operations.

We believe that our cash, other liquid assets, operating cash flows, Credit Facility and alternative financing, taken together, will provide adequate resources to fund ongoing operating requirements, planned capital expenditures and contractual obligations through at least the next twelve months. However, we may not be able to remain in compliance with the financial covenants as defined by the terms of the Credit Facility due to costs incurred related to the pending acquisition by Inverness or due to other business risks as discussed in the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  If the pending acquisition does not close within the timeframe expected, we may be required to seek a waiver from the bank, restructure the financial covenants in the Credit Facility, obtain alternative financing or raise additional equity.  Although we believe we would be able to resolve any noncompliance, we cannot assure you that we would be successful in our efforts to do so.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
We have various contractual obligations that are recorded as liabilities in our consolidated condensed financial statements. Certain other items, such as operating lease obligations, are not recognized as liabilities in our consolidated condensed financial statements but are required to be disclosed. The following sets forth our future minimum payments required under our contractual obligations as of March 31, 2008 (in thousands):

		Payments Due by Year
		Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt obligations	(1)	$319,743	$26,961	$110,406	$182,376	$-
Capital lease obligations		7	7	-	-	-
Operating lease obligations		21,248	7,806	8,804	2,439	2,199
Other long-term obligations		5,013	2,768	2,245	-	-
		$346,011	$37,542	$121,455	$184,815	$2,199

(1)	Includes projected interest payments.

Scheduled principal and interest payments of $12.5 million and $10.2 million, respectively, under the Credit Facility and Revolving Credit Facility are payable in the remaining nine months of 2008. We intend to make voluntary, unscheduled payments of $30.0 million in 2008. Capital expenditures of approximately $12.0 million, including capital expenditures made in the first three months, are estimated in 2008 as we continue to enhance our computer information systems.

As of March 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, except for our indemnification obligations related to potential breaches of the representations and warranties contained in the definitive agreement to sell Facet and Dia Real, which obligations are capped at $12.5 million and $9.9 million, respectively.

Other Factors Affecting Liquidity
In connection with our acquisition of Miavita LLC, we will be required to pay additional earn-out consideration in future periods through 2010, based upon specified revenues pertaining to certain customer agreements.  In accordance with SFAS No. 141, Business Combinations, we accrue contingent consideration obligations upon attainment of the objectives. Additionally, any such payments would result in increases in goodwill.

At March 31, 2008, we computed the additional consideration payable pursuant to the 2007 earn-out period to be $177,000, which is payable on May 15, 2008. This amount was recorded as an increase to Goodwill and to Accrued liabilities on the consolidated condensed balance sheet.  We estimate the additional consideration payable for the remaining periods to be less than $250,000.

Uncertainties
      We are subject to various legal claims and actions incidental to our business and the businesses of our predecessors, including product liability claims and professional liability claims.  We maintain insurance, including insurance covering professional and product liability claims, with customary deductible amounts.  There can be no assurance, however, that (i) lawsuits will not be filed against us in the future, (ii) our prior experience with respect to the disposition of litigation is representative of the results that will occur in pending or future cases or (iii) adequate insurance coverage will be available at acceptable prices, if at all, for incidents arising or claims made in the future.  There are no pending legal or governmental proceedings to which we are a party that we believe would, if adversely resolved, have a material adverse effect on our financial position or results of operations. For a discussion of other risks and uncertainties that may affect our business, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Goodwill and Identifiable Intangible Assets.  Goodwill represents the excess of cost over fair value of net assets acquired.  Goodwill arising from business combinations is accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, and is not amortized. Our identifiable intangible assets are amortized over their respective estimated useful lives. As of March 31, 2008, we reported goodwill and identifiable intangible assets at net carrying amounts of $494.9 million and $47.0 million, respectively. The total of $541.9 million represents approximately 79% of our total assets as of March 31, 2008.

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

Share-Based Compensation.   On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R establishes standards for the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method. Changes in assumptions as to the employee forfeitures assumptions, expected stock option exercise terms and volatility could have a significant impact on the stock compensation fair value determinations. Additionally, our restricted stock awards are performance-based and service-based.  Expense for restricted stock awards is recognized using the tranche method (performance-based awards) or the straight line method (service-based awards) over the vesting period. The remaining unrecognized compensation costs for the performance-based restricted stock awards may vary each reporting period based on changes in the expected achievement of performance measures.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, which contain additional accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Our senior management has discussed the development and selection of our critical accounting estimates, and this disclosure, with the Audit Committee of our Board of Directors.

Recently Issued and Recently Adopted Accounting Standards

    Fair Value Measurements.  We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), as of January 1, 2008.   SFAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, the adoption of SFAS 157 on January 1, 2008, is limited to financial assets and liabilities.  The initial adoption did not have a material impact on our financial position or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities, and we have not yet determined the impact that it will have on our financial statements upon full adoption on January 1, 2009.  See Note 11 of the Notes to Consolidated Condensed Financial Statements for additional information.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis with a few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  We adopted SFAS 159 on January 1, 2008, and did not elect the fair value measurement for any of our financial assets or liabilities.

Disclosures about Derivative Instruments.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting.  Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 and will be effective for all financial statements January 1, 2009. We are currently evaluating the impact on the disclosures for our derivative instruments and hedging activities.

Our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission, also contains a discussion of recently issued accounting standards and the expected impact on our financial statements.

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

(xvi)	Increases in interest rates;
(xvii)	Changes in the number of covered lives enrolled in the health plans with which the Company has agreements for payment;
(xviii)	The availability of adequate financing and cash flows to fund the Company’s capital and other anticipated expenditures;
(xix)	Higher than anticipated costs of doing business that cannot be passed on to customers;

(xx)	Pricing pressures;
(xxi)	Information technology failures or obsolescence or the inability to effectively integrate new technologies;
(xxii)	The outcome of legal proceedings or investigations involving the Company, and the adequacy of insurance coverage in the event of an adverse judgment;
(xxiii)	Competition for staff;
(xxiv)	Changes in estimated payments of earn-out consideration;
(xxv)	Delay or failure to consummate the Company’s proposed merger with Inverness; and
(xxvi)	The risk factors discussed from time to time in the Company’s SEC reports, including but not limited to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our primary interest rate risk relates to the Credit Facility and our interest rate swap facilities.  In February and May 2006, we entered into two interest rate swap agreements, each with a notional amount of $100.0 million, to hedge exposure to fluctuations in interest rates related to our Credit Facility.  The agreements, which have two-year terms, have the economic effect of converting $200.0 million of floating-rate debt under the Credit Facility to fixed-rate debt.  In February 2008, we terminated the February 2006 swap according to the terms of the agreement.  The provisions of the May 2006 agreement provide that we pay the bank fixed base rate of 5.350%, and the bank will pay us a floating rate based on three-month LIBOR (2.703% at March 31, 2008). In August 2007, we entered into two additional interest rate swap agreements, each with a notional amount of $100.0 million. These agreements also have two-year terms and have the economic effect of converting $200.0 million of floating-rate debt to fixed-rate debt.  We will pay the bank fixed base rates of 4.890% and 4.910%, respectively, under these swap arrangements, and the bank will pay us floating rates based on three-month LIBOR.  Based upon the total amount of debt outstanding at March 31, 2008, not covered by interest rate swaps, a hypothetical two percentage point increase in the interest rates for a duration of one year would result in additional interest expense of approximately $1.5 million.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

 Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008.  No process, no matter how well designed and operated, can provide absolute assurance that the objectives of the process are met in all cases.  However, our disclosure controls and procedures are designed to provide reasonable assurance that the certifying officers will be alerted on a timely basis to material information relating to the Company, including the Company’s consolidated subsidiaries, required to be included in our reports filed or submitted under the Exchange Act.

Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

(b)  Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2008, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1A.  Risk Factors

As of the date of the report, there have been no material changes to the risk factors included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits

Exhibit Number Description

10.1	Third Amendment to Lease Agreement dated November 24, 2004, between Atlanta Parkway Investment Group, Inc. and Matria Healthcare, Inc.

10.2	Fourth Amendment to Lease Agreement dated December 29, 2006, between NM Owner LLC and Matria Healthcare, Inc.

*10.3	Severance, Release and Restrictive Covenant Agreement dated February 26, 2008, between Matria Healthcare, Inc. and Richard M. Hassett, MD.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Parker H. Petit

31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey L. Hinton

32.1	Section 1350 Certification by Parker H. Petit

32.2	Section 1350 Certification by Jeffrey L. Hinton

*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIA HEALTHCARE, INC.

May 6, 2008	By: /s/ Parker H. Petit
Parker H. Petit
Chairman of the Board and
Chief Executive Officer

/s/ Jeffrey L. Hinton
Jeffrey L. Hinton
Senior Vice President and
Chief Financial Officer